Form 10-Q
period 1998-03-31
RECKSON SERVICES INDUSTRIES INC
filed 1998-06-29
CIK 1052743

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549


                           FORM 10-Q


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1998

              Commission file number: 001-14183



                 RECKSON SERVICE INDUSTRIES, INC.
     (Exact name of registrant as specified in its charter)


Delaware                                             11-3383642
(State other jurisdiction of incorporation         (IRS. Employer
of organization)                                   Identification Number)

225 Broadhollow Road, Melville, NY                                 11747
(Address of principal executive office)                         (zip code)

                         (516) 719-7400
      (Registrant's telephone number including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                           Yes      No   X

The company has only one class of common stock, issued at $.01 par value per share with 4,111,730 shares outstanding as of June 11, 1998.

               RECKSON SERVICE INDUSTRIES, INC.
                       QUARTERLY REPORT
           FOR THE THREE MONTHS ENDED MARCH 31, 1998
                       TABLE OF CONTENTS



INDEX

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Balance Sheets of Reckson Service Industries, Inc. as of March
          31, 1998 and December 31, 1997 ...............................

          Statement of Operations of Reckson Service Industries, Inc. for
          the three months ended March 31, 1998 and ....................

          Statement of Cash Flows of Reckson Service Industries, Inc. for
          the three months ended March 31, 1998 ........................

          Notes to the Financial Statements of Reckson Service Industries,
          Inc. .........................................................

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations ........................................

PART II   OTHER INFORMATION ............................................


Item 1.   Legal Proceedings
Item 2.   Changes in Securities
Item 3.   Defaults Upon Senior Securities
Item 4.   Submission of Matters to a Vote of Securities Holders
Item 5.   Other Information

SIGNATURES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                                Reckson Service Industries, Inc.
                                         Balance Sheets
                                                          March 31,     December 31,
                                                             1998           1997
                                                       --------------  --------------
                                                         (Unaudited)
Assets:
Cash                                                          65,228         129,704
Investment in RO Partners Management, LLC (Note 3)     $   4,038,660   $   3,868,093
Investment In ACLC (Note 3)                                1,879,642       1,652,165
Investment in and advances to RSVP HOLDINGS,
LLC (Notes 3 and 5)                                        5,343,588             ----
Equipment (net of depreciation of  $1,107)                    29,343             ----
Affiliate receivables (Note 5)                             1,923,841         832,854
Loan receivables (Note 5)                                    975,000         325,000
Organization and pre-acquisition costs (net of
amortization of $22,056 and $8,214, respectively)            693,975         681,694
Other Assets                                                  96,208          30,185
                                                       --------------  --------------
Total Assets                                           $  15,045,485   $   7,519,695
                                                       ==============  ==============
Liabilities and Shareholders' Equity:
Accounts payable and accrued expenses                  $     233,445   $     119,384
Loans payables to affiliates (Note 5)                     11,863,847       3,177,857
                                                       --------------  --------------
Total Liabilities                                         12,097,292       3,297,241

Commitments (Note 6)                                              ---            ----

Stockholders' Equity: (Notes 1 and 4)
Common Stock, $.01 par value                                      10              10
Additional paid in capital                                 3,915,279       4,480,331
Retained earnings                                           (967,096)       (257,887)
                                                       --------------  --------------
Total Stockholders' Equity                                 2,948,193       4,222,454
                                                       --------------  --------------
Total Liabilities and Stockholders' Equity             $  15,045,485   $   7,519,695
                                                       ==============  ==============

See accompanying notes to financial statements.

                       Reckson Service Industries, Inc.
                           Statement of Operations
                                 (Unaudited)
                                                           Three
                                                        Months Ended
                                                          March 31,
                                                            1998
                                                       ---------------
Revenues:
Equity in (loss) of RSVP Holdings, LLC                 $     (543,412)
Equity in income of RO Partners Management, LLC               170,567
Equity in (loss) of ACLC                                      (51,508)
Interest income                                                46,661
                                                       ---------------
Total Revenues                                               (377,692)
                                                       ---------------
Expenses:
General and administrative expenses                           187,886
                                                       ---------------
Total Administrative                                          187,886
                                                       ---------------
Net Operating Loss                                           (565,578)

Non Operating Expenses:
Amortization and Depreciation                                  14,949
Interest Expense                                              128,682
                                                       ---------------
Net Loss                                               $     (709,209)
                                                       ===============
Basic net loss per weighted average common share       $        (0.18)
                                                       ---------------
Weighted average common shares outstanding                  3,928,202
                                                       ---------------
Diluted net loss per weighted average common share     $        (0.18)
                                                       ===============
Diluted weighted average common share outstanding           3,928,202
                                                       ===============

See accompanying notes to financial statements.

                   Reckson Service Industries, Inc.
                        Statement of Cash Flows
                             (Unaudited)
                                                      Three
                                                   Months Ended
                                                     March 31,
                                                       1998
                                                  --------------
Cash Flows from Operating Activities:
Net Income                                        $    (709,209)
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization                            14,949
Equity in loss of RSVP Holdings, LLC                    543,412
Equity in loss of ACLC                                   51,508
Equity in (income) of RO Partners Management,
LLC                                                    (170,567)
Changes in operating assets and liabilities:
Other assets                                            (66,023)
Account payable and accrued expenses                    114,061
                                                  --------------
Net cash (used in) operating activities                (221,869)
                                                  --------------
Cash Flows from Investing Activities:
Purchase of equipment                                   (30,450)
Pre-acquisition costs                                   (26,123)
                                                  --------------
Net cash (used in)investing activities                  (56,573)
                                                  --------------
Cash Flows from Financing Activities:
Loan receivable                                        (650,000)
Costs of preferred equity issuance                   (5,565,052)
Preferred equity contribution                         5,000,000
Proceeds from affiliate loans                         8,685,990
Loan to RSVP Holdings, LLC                           (5,887,000)
Due from affiliates                                  (1,090,987)
Contributions to ACLC investment                       (278,985)
                                                  --------------
Net cash provided by  financing activities              213,966
                                                  --------------
Net decrease in cash and cash equivalents               (64,476)
Cash and cash equivalents at beginning of period        129,704
                                                  --------------
Cash and cash equivalents at end of period        $      65,228
                                                  ==============
Supplemental Disclosure of Cash Flow
Information:
Cash paid during the period of interest                     ---
                                                  ==============

See accompanying notes to financial statements.

                     Reckson Service Industries
                    Notes to Financial Statements
                           March 31, 1998
                            (unaudited)

1.    ORGANIZATION AND FORMATION OF THE COMPANY

Reckson Service Industries, Inc. ( "RSI" or the "Company") was formed on July 15, 1997 to engage in the business of providing commercial services to properties owned by Reckson Operating Partnership, L.P. ("ROP"), whose general partner is Reckson Associates Realty Corp. ("Reckson"), and its tenants and third parties and to invest in Reckson Strategic Venture Partners, LLC and related entities ("RSVP") a real estate venture capital fund. The Company will operate under an agreement between the Company and ROP (the "Intercompany Agreement"). Under the Intercompany Agreement, the Company and ROP agree, subject to certain terms, to provide each other with first refusal rights to participate in certain transactions.

In connection with the initial capitalization of RSI, ROP contributed $4,256,324 for a 95% nonvoting equity interest and certain members of Reckson management contributed notes of $224,017 to the Company in exchange for a 5% voting ownership interest. On October 29, 1997, the notes were paid.

On June 11, 1998, 95% of the common stock of RSI will be distributed (the "Distribution") to holders of common shares of Reckson and unit holders of ROP of record on May 26, 1998. Immediately prior to the Distribution, the shares of non-voting common stock held by ROP will be exchanged by RSI for RSI common shares. Each share of the Company's Common Stock issued in the Distribution is expected to be accompanied by one Preferred Share Purchase Right. In addition, simultaneously with the Distribution, the Company will issue rights to its stockholders to subscribe for the purchase of additional shares of common stock of the Company.

The Company owns a 33 1/3% interest in RO Partners Management, LLC ("RO"), the remaining interest in RO is held 33 1/3% by Jon L. Halpern, a director of Reckson, and 33 1/3% by an independent third party investor. RO is the general partner of Reckson Opportunity Partners, L.P. ("Opportunity Partners") predecessor to RSVP. RSVP was formed on January 23, 1998 to succeed to the operating activities of Opportunity Partners. The Company is the 100% common equity owner and a managing member of RSVP and Paine Webber Real Estate Securities, Inc. ("PWRES") is a non-managing member and preferred equity owner. It is anticipated that future investments by the Company in real estate venture capital fund activities will be conducted through RSVP. On April 1, 1998, the Company transferred its equity interest in RO to RSVP.

Through RSVP Holdings, LLC the Company is a managing member and 100% owner of the common equity of RSVP. New World Realty LLC ("New World"), an entity owned by two individuals retained by RSVP Holdings, LLC as Managing Directors, acts as a managing member of RSVP Holdings, LLC and owns a carried interest which provides for the Managing Directors to receive a share in the profits of RSVP after the Company has received certain minimum returns and a return of capital. In addition, it is anticipated that New World will receive transaction fees of up to $1 million a year for identifying investment opportunities for RSVP.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements of RSI include the Company's equity interests in RO, American Campus Lifestyles Companies, L.L.C. ("ACLC"), and RSVP Holdings, LLC.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents

The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Long-Lived Assets

At inception, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which establishes methods of valuation for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used. The adoption of this statement had no material impact on the accompanying financial statements.

Stock Options

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," ("FAS No. 123") requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, no compensation expense was recognized because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant. (See Note 4)

Equity Investments

The Company accounts for its investment of less than 50% in other entities using the equity method.

Income Taxes

At inception, the Company adopted SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which prescribes an asset and liability method of accounting for income taxes. Under SFAS No. 109, deferred tax assets are to be recognized unless it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Earnings Per Share

In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented to conform to the Statement 128 requirements.

3.	INVESTMENTS

In March 1998 the Company advanced approximately $5,887,000 to RSVP
Holdings, LLC.

Summarized financial information and a summary of the Company's investment in, advances and share of loss from RSVP Holdings, LLC is as follows:

Balance Sheet
                                                          March 31,
                                                            1998
                                                       ---------------
Deferred compensation expense                          $    5,821,589
Other Assets                                                  384,340
                                                       ---------------
Total Assets                                                6,205,929
                                                       ===============

Due to affiliates                                             682,686
Other Liabilities                                             179,655
                                                       ---------------
Total Liabilities                                             862,341
                                                       ---------------
Net investment in and advances to RSVP
Holdings, LLC                                          $    5,343,588
                                                       ===============

Statement of Operations
                                                       For the period
                                                      January 23, 1998
                                                        1998 to March
                                                          31, 1998
                                                       ---------------
Operating expenses                                     $      114,775
General and administrative expenses                           338,989
Interest expense                                               48,397
Depreciation and amortization                                  41,251
                                                       ---------------
Net Loss                                               $     (543,412)
                                                       ===============

In 1997, the Company invested $3.62 million in RO, which contributed such amount to Opportunity Partners. Opportunity Partners invested approximately $10.8 million to acquire a 70% interest in Dobie Center, L.P., which owns 100% in Dobie Center, a mixed use student housing and retail property located in Austin, Texas.

Substantially all of RO's assets, liabilities, revenues and expenses relate to its investment in Dobie Center. Summarized financial information and a summary of the Company's investment in and share of income from RO is as follows:

Balance Sheets

                                          March 31,      December 31,
                                            1998             1997
                                        --------------  --------------
Property and equipment, less
depreciation                            $  35,161,387   $  35,345,013
Other Assets                                5,976,392       6,700,605
                                        --------------  --------------
Total Assets                               41,137,779      42,045,618
                                        ==============  ==============

Mortgage payable                           20,030,500      20,280,500
Other Liabilities                           3,806,783       5,195,624
                                        --------------  --------------
Total Liabilities                          23,837,283      25,476,124
                                        --------------  --------------
Minority Interest                           5,134,763       4,915,462
Members' equity                            12,165,733      11,654,032
Less: Other members' equity                (8,127,073)     (7,785,939)
                                        --------------  --------------
Net investment in RO                    $   4,038,660   $   3,868,093
                                        ==============  ==============


Statement of Income

                                       For the three     Period from
                                        months ended    July 15, 1997
                                          March 31,      to December
                                             1998          31, 1997
                                        --------------  --------------
Rental Income                           $   2,573,145   $   4,265,584
Interest Income                                63,507         102,971
Other Income                                    4,226         434,264
                                        --------------  --------------
Total Income                                2,640,878       4,802,819
                                        --------------  --------------
Property operating expenses                   969,607       1,691,906
General and administrative expenses           293,405         663,337
Interest expense                              361,943         875,019
Depreciation and amortization                 210,426         381,292
Non-recurring expense                          74,495         221,222
                                        --------------  --------------
Total Expense                               1,909,876       3,832,776
                                        --------------  --------------
Minority interest                             219,301         233,264
Net income                                    511,701         736,779
Less: Other members' share                    341,134         491,186
                                        --------------  --------------
Company's share                         $     170,567   $     245,593
                                        ==============  ==============


The Company contributed $1.51 million to and acquired a 33 1/3% interest in RFG Capital Management Partners ("RFG Capital") whose sole net investment is a 76.09% interest in ACLC, a student housing enterprise which owns, develops, constructs, manages and acquires, on-and off campus student housing projects. As of March 31, 1998, the excess of the Company's investment over its share of the equity in the underlying net assets of ACLC ("Excess Investment") was $190,920. This Excess Investment is being amortized over the life of the investment. On April 1, 1998, the Company transferred its equity interest in ACLC to RSVP.

Summarized financial information and a summary of the Company's investment in and share of loss from ACLC is as follows:


Balance Sheets

                                           March 31,     December 31,
                                             1998            1997
                                        --------------  --------------
Investment in leasehold estates,
less accumulated depreciation           $  33,627,068   $  30,042,101
Other Assets                                3,615,695       4,035,570
                                        --------------  --------------
Total Assets                               37,242,763      34,077,671
                                        ==============  ==============

Note payable                               28,178,960      25,635,208
Other Liabilities                           3,357,893       3,633,473
                                        --------------  --------------
Total Liabilities                          31,536,853      29,268,681
                                        --------------  --------------
Minority Interest                             639,741         425,254
Members' equity                             5,066,169       4,383,736
Less: Other members' equity                (3,377,447)     (2,922,491)
                                        --------------  --------------
Company's share of the equity
in underlying net assets of ACLC            1,688,722       1,461,245
Excess investment                             190,920         190,920
                                        --------------  --------------
Net investment in ACLC                  $   1,879,642   $   1,652,165
                                        ==============  ==============


Statement of Operations

                                        For the three    Period from
                                        months ended     October 17,
                                          March 31,    1997 to December
                                            1998           31, 1997
                                        --------------  --------------
Rental Income                           $   1,219,340   $     980,402
Other Income                                  197,365         504,252
                                        --------------  --------------
Total Income                                1,416,705       1,484,654
                                        --------------  --------------
General and administrative expenses           603,150         612,682
Property operating expenses                   310,357         353,912
Interest expense                              543,599         452,864
Depreciation                                  162,686         152,550
                                        --------------  --------------
Total Expense                               1,619,792       1,572,008
                                        --------------  --------------
Minority interest                             (48,564)        (20,886)
Net income                                   (154,523)        (66,468)
Less: Other members' share                   (103,015)        (44,312)
                                        --------------  --------------
Company's share                         $     (51,508)  $     (22,156)
                                        ==============  ==============

RSI has contracted to acquire a 58.69% equity interest in On-Site Venture, LLC ("On-Site"), a company that provides advanced telecommunications systems and services within commercial and residential buildings and/or building complexes. Under the terms of the contract, the Company has also committed to contribute $6.5 million to On-Site to fund certain capital costs of installing telecommunication systems and for working capital (see Note 5).

4.	SHAREHOLDERS' EQUITY

The Company has established the 1998 stock option plan (the "Plan") for the purpose of attracting and retaining executive officers, directors and other key employees. Pursuant to the Plan 3,700,376 of the Company's authorized shares have been reserved for issuance under the Plan. On January 10, 1998 and March 30, 1998, the Company granted options to purchase 542,890 and 2,613,745, respectively of the Company's common shares at an exercise price of $1.10 and $1.04 respectively per share
based on the fair value on each	 date of grant, which the board of
directors of the Company has concluded to be book value on each date of grant.

In connection with the PWRES preferred equity financing the Company paid a commitment fee of 2.5% of the total preferred equity investment of which $1,400,000 was paid to an entity owned by one of RSVP managing directors who is a former employee of PWRES.

The following is the Company's reconciliation of the numerators and denominators of the basic and diluted net loss per weighted average common share computations and other related disclosures required be FAS Statement 128:

The following table set forth the computation of basic and diluted earnings per share:

                                                           Three
                                                        Months Ended
                                                          March 31,
                                                            1998
                                                       ---------------
Numerator:
Net loss                                               $     (709,209)
                                                       ---------------
Numerator for basic and diluted
earnings per share                                     $     (709,209)
                                                       ---------------
Denominator:
Denominator for basic earnings per
share - weighted average shares                             3,928,202

Effect of dilutive securities:
Employee stock options                                             ---
                                                       ---------------
Denominator for diluted earnings per
share - adjusted weighted average shares
and assumed conversions                                     3,928,202
                                                       ---------------
Basic earnings per common share:
Net loss per common share                              $        (0.18)
                                                       ---------------
Diluted earnings per common share:
Diluted net loss per common share                      $        (0.18)
                                                       ---------------

5. 	TRANSACTIONS WITH RELATED PARTIES

Included in affiliate receivables on the accompanying Balance Sheet is a secured by interest loan of $666,666 to RFG Capital, an entity which is owned evenly at 33 1/3% by the Company, Jon L. Halpern, and an independent third party investor. The note bears interest at 12% per annum.

ROP has advanced the Company $5,976,847 and $2,943,210 at March 31, 1998 and December 31, 1997 respectively. These advances bear interest at 12% per annum.

In February 1998, RSVP Holdings, LLC, entered into employment agreements with the two managing directors of RSVP. The agreements provide for a base salary of $500,000 and have a seven-year term. In addition to the base salary each Managing Director has received a $3.0 million grant of common stock of Reckson (the "Reckson Stock") which will vest equally over five years. The Reckson Stock was purchased by the Company and advanced to RSVP Holdings, LLC.

RSI has obtained an option from Reckson Management Group, Inc., a company in which ROP owns a 97% non-voting equity interest to acquire a majority equity interest in a privately held national executive office suites business. The Company's option to acquire this equity interest has a five year term.

The Company advanced On-Site $975,000 through March 31, 1998 and an additional $150,000 through April 10, 1998 to fund certain operating costs. The advances are evidenced by loans convertible into equity interests in On-Site which bear interest at a rate of 12% per annum and mature on March 1, 1999 (See Note 3).

6.	FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires RSI to disclose the estimated fair values of its financial instrument assets and liabilities. The carrying amounts approximate fair value for cash and cash equivalents because of the short maturity of those instruments. For the loans payable to affiliates the estimated fair value approximates the recorded balance.

7.	SUBSEQUENT EVENTS

On April 1, 1998 the Company purchased Reckson's 9.9% equity interest in Reckson Executive Centers, LLC ("REC") for $200,000. REC owns and operates executive office suite business in the New York tri-state area. All of REC's centers are located within buildings owned and operated by ROP.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the accompanying Financial Statements of Reckson Service Industries, Inc. (the "Company" or "RSI") and related notes thereto.

OVERVIEW AND BACKGROUND

The Company's primary business is to create and manage a system of interrelated services to be offered to Reckson Operating Partnership, L.P. ("ROP"), ROP's tenants (the "Reckson Customer Base") and the general marketplace through a centralized infrastructure. The Company's growth strategy is to acquire primarily established businesses within each of its targeted service sectors, and, where appropriate, to retain the existing management of such businesses ("Service Platforms"). Specifically, the Company will seek opportunities for which there is broad demand in the Reckson Customer Base, strong entrepreneurial management, a reputation for high quality services and growth potential. Such Service Platform investment will serve as a basis for future acquisitions in such sectors. The Company will establish Service Platforms that present significant opportunities to provide commercial services to the Reckson Customer Base and other third parties. Currently, the Reckson Customer Base retains third parties to provide many services for their day-to-day operations. Of these services, the Company may seek to provide the Reckson Customer Base with telecommunications, document storage, document reproduction and logistics services (i.e., inventory services, messenger services and delivery services), as well as with other services that the Company determines may be utilized by the Reckson Customer Base. The Company will seek growth in each Service Platform by
(i) accessing the Reckson Customer Base as an anchor for growth opportunities in ROP's markets, (ii) integrating each Service Platform into RSI's centralized infrastructure and (iii) acquiring similar businesses or making additional investments within such Service Platform.

In February 1998, RSVP Holdings, LLC, the managing member of Reckson Strategic Venture Partners ("RSVP") entered into employment agreements with two highly experienced real estate professionals (the "Managing Directors"). The agreements provide for a base salary of $500,000 and have a seven-year term. In addition to the base salary each Managing Director has received a $3.0 million grant of common stock of Reckson Associates Realty Corp. ("Reckson"), (the "Reckson Stock") which will vest equally over five years. The Reckson Stock was purchased by the Company and advanced to RSVP Holdings, LLC. The Company is a managing member and 100% owner of the common equity of RSVP Holdings, LLC. New World Realty LLC ("New World"), an entity owned by the Managing Directors, acts as a managing member of RSVP Holdings, LLC and owns a carried interest which provides for the Managing Directors to receive a share in the profits of RSVP after the Company and Paine Webber Real Estate Securities ("PWRES"), the preferred equity investor, have received certain minimum returns and a return of capital. In addition, it is anticipated that New World will receive transaction fees of up to $1 million a year for identifying investment opportunities for RSVP.

RESULTS OF OPERATIONS

For the three months ended March 31, 1998 the Company reported a net loss of $709,209. Total revenues include (i) equity in earnings of RO of $170,567 and represent RO's 33 1/3 % interest in a joint venture that owns a 70% interest in Dobie Center, L.P. an entity which owns the Dobie
Center Student Housing Facility located in Austin, Texas. Dobie Center, L.P. reported total revenues of $2.6 million, operating income of $1.6 million and net income of $.7 million, (ii) equity in loss of American Campus Lifestyles Companies, a student housing company ("ACLC") of $51,508. ACLC reported total revenues of $1.4 million, operating income of $.9 million and a net loss of $154,523, (iii) equity in loss of RSVP Holdings, LLC of $543,412 and (iv) interest income of $46,661 relating to loans made to certain affiliates. The Company also reported total expenses of $331,517 which substantially represents interest, payroll and office costs.

LIQUIDITY AND CAPITAL RESOURCES

In connection with the formation and capitalization of RSI, ROP contributed $4,256,324 to RSI for a 95% non-voting equity interest. Simultaneously, certain officers of Reckson contributed $224,017 of subscription notes to RSI in exchange for a 5% voting equity interest, which subscription notes were subsequently paid off. On June 11, 1998, 95% of the common stock of RSI will be distributed (the "Distribution") to holders of common shares of Reckson and unit holders of ROP. Immediately prior to the Distribution, the shares of non-voting common stock held by ROP will be exchanged by RSI for RSI common shares. Each share of the Company's Common Stock issued in the Distribution is expected to be accompanied by one Preferred Share Purchase Right. In addition, simultaneously with the Distribution, the Company will issue rights to its stockholders to subscribe for the purchase of 20,557,130 additional shares of common stock of the Company at a purchase price of $1.03. RSI will rely primarily on funds raised in the rights offering and on ROP through borrowings under the Credit Facility from ROP for the financing of RSI's operations.

RSI will commence the rights offering as a means for RSI to raise sufficient capital to (i) fund certain organizational and start-up costs and fund anticipated short-term operating losses of the Company, (ii) provide RSI sufficient initial equity capital in order to pursue its business objectives, and (iii) provide capital towards meeting minimum capital requirements to commence trading in the future on an organized trading system.

Immediately after the Distribution of RSI common stock, RSI will grant to its stockholders (collectively, "Holders") one Subscription Right for each share of RSI common stock. Each Subscription Right will entitle the Holder to purchase one share of RSI common stock at a purchase price of $1.03 per share (the "Exercise Price") and, at the election of such Holder, four additional shares (but not less than four additional shares) at a purchase price of $1.03 per share. Holders may exercise their Subscription Rights in respect of one or five shares of RSI common stock that they are entitled to purchase pursuant to each Subscription Right. Holders will not be permitted to purchase more than one share and less than five shares in respect of a Subscription Right. Holders of Subscription Rights will have the opportunity to acquire up to an aggregate of approximately 20,557,130 shares of RSI common stock. RSI and Reckson Standby, LLC (the "Standby Purchaser") (an entity owned by several members of management), have entered into a Standby Agreement pursuant to which the Standby Purchaser has agreed to purchase, and RSI has agreed to sell, any and all shares of RSI common stock that are the subject of Subscription Rights in the Rights Offering but are not subscribed for by the Holders on the Expiration Date at the Exercise Price.

RSI expects to establish a credit facility (the "RSI Facility") with ROP in the amount of $100 million for RSI's service sector operations and other general corporate purposes. In addition, ROP has approved the funding of investments of up to $100 million with or in RSVP, through (i) loans for the funding of RSVP investments prior to the Distribution, (ii) RSVP-controlled joint venture REIT-Qualified Investments, or (iii) advances made to RSI subsequent to the Distribution under a credit facility similar to the RSI Facility (the "RSVP Facility"). Advances under the RSVP Facility in excess of $25 million in respect of any single platform will be subject to approval by Reckson's board of directors, while advances under the RSI Facility in excess of $10 million in respect of any single investment in a Service Platform, as well as advances for investments in opportunities in non-commercial services, will be subject to approval by Reckson's board of directors, or a committee thereof. It is expected that the RSI and RSVP Facilities (the "Credit Facilities") will each have a term of five years and advances thereunder will be recourse obligations of RSI. Interest will accrue on advances made under the Credit Facilities at a rate equal to the greater of (i) the prime rate plus 2% and (ii) 12% per annum, with the rate referred to in clause
(ii) increasing annually at a rate of 4% of the prior year's rate. Prior to maturity, interest will be payable quarterly but only to the extent of net cash flow and on an interest-only basis and will be prepayable without penalty at the option of RSI. As long as there are outstanding advances under the Credit Facilities, RSI will be prohibited from paying dividends on any shares of its capital stock. The Credit Facilities will be subject to certain other covenants and will prohibit advances thereunder to the extent such advances could, in the determination of Reckson, endanger Reckson's status as a REIT. Additional indebtedness may be incurred by subsidiaries of RSI.

Additionally, RSVP has obtained the Paine Webber Equity Facility from PWRES which provides for the investment by PWRES of up to $200 million in RSVP in the form of preferred equity, subject to certain conditions. Amounts available under the Paine Webber Equity Facility will be used by RSVP to make investments consistent with its business objectives and to fund working capital. Under the terms of the Paine Webber Equity Facility, RSVP is subject to various covenants and events of default and related remedies. Such remedies include increased control rights of PWRES over the operation of RSVP under certain circumstances. Advances under the Paine Webber Equity Facility will be partially funded by an investment fund that is jointly sponsored by financier George Soros and PWRES. In addition, PWRES and such investment fund will receive a priority or preferred distribution from RSVP prior to the distribution of cash to RSI.

The Company will use the proceeds from the rights offering and the RSI Facility to support its capital requirements, as described above. The Company will use the proceeds from the rights offering and advances under the RSI Facility primarily to make investments in operating companies that provide services directed towards occupants of office, industrial and other property types. The Company may make additional investments in these operating companies to accommodate their respective growth plans. The Company's investments in interests in operating companies are anticipated to produce net cash flow as a result of their operating activities although the level and timing of net cash flow for each investment in the short term and long term may vary based upon the stage of the respective operating companies growth cycle. The Company will target investments in operating companies that will produce net cash flow in the long term. Net cash flow produced by the Company's investments will be used for debt service under the RSI Facility and for the Company's operating costs. The Company expects to meet its short term liquidity requirements generally through its net cash flow produced by its operations along with the proceeds from the rights offering and advances under the RSI Facility. The Company expects that it will refinance indebtedness under the RSI Facility at maturity or retire such debt through the issuance of debt securities or equity securities, although there can be no assurance that the Company will be able to refinance or retire such indebtedness. The Company anticipates that cash on hand, from proceeds of the rights offering and net cash flows from operating activities, together with cash available from borrowings under the RSI Facility, will be adequate to meet the capital and liquidity requirements of the Company in both the short and long term.

The Credit Facilities will bear interest at the greater of the Prime Rate plus 2% or 12% (increasing 4% per year, as described above). The rate of interest on the Credit Facilities will be influenced by changes in short term rates and is sensitive to inflation and other economic factors. A significant increase in interest rates may have a negative impact on the earnings of the Company due to the variable interest rate under the Credit Facilities.

IMPACT OF YEAR 2000

Some of the Company's older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognizes a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculation causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company has completed an assessment to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. Currently, the entire property management system is year 2000 compliant and has been thoroughly tested. Since the Company's accounting software is maintained and supported by a third party, the total year 2000 project cost is estimated to be minimal.

The costs of the project and the date on which the Company believes it will complete the year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and costs of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

INFLATION

Student housing is subject to incremental rent increases each year. The Company believes that inflationary increases will be offset by these rent increases.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings - None
Item 2.  Changes in Securities - None
Item 3.  Defaults Upon Senior Securities - None
Item 4.  Submission of Matters to a Vote of Securities Holders - None
Item 5.  Other information - None

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            RECKSON SERVICE INDUSTRIES, INC.
                            Registrant

June 29, 1998               Scott H. Rechler
Date                        Scott H. Rechler, President,
                            Chief Operating Officer and Director
                            (Principal Executive Officer)

June 29, 1998               Michael Maturo
Date                        Michael Maturo, Executive Vice President
                            and Chief Financial Officer
                            (Principal Financial and Accounting
                             Officer)