Form 10-Q
period 1998-06-30
RECKSON SERVICES INDUSTRIES INC
filed 1998-08-14
CIK 1052743

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549


                           FORM 10-Q


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1998

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

                           Yes  X   No

The company has only one class of common stock, issued at $.01 par value per share with 24,685,514 shares outstanding as of August 11, 1998.

                RECKSON SERVICE INDUSTRIES, INC.
                        QUARTERLY REPORT
            FOR THE THREE MONTHS ENDED JUNE 30, 1998
                        TABLE OF CONTENTS



INDEX

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Balance Sheets of Reckson Service Industries, Inc. as of June
          30, 1998 and December 31, 1997 ...............................

          Statement of Operations of Reckson Service Industries, Inc. for
          the three and six months ended June 30, 1998 .................

          Statement of Cash Flows of Reckson Service Industries, Inc. for
          the six months ended June 30, 1998 ...........................

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

SIGNATURES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                                Reckson Service Industries, Inc.
                                         Balance Sheets

                                                              June 30,       December 31,
                                                                1998            1997
                                                            --------------  --------------
                                                              (Unaudited)
Assets:
Cash                                                        $      48,398   $     129,704
Investment in RO Partners Management, LLC (Note 3)                    ---       3,868,093
Investment in ACC (Note 3)                                            ---       1,652,165
Investment in and advances to RSVP Holdings, LLC
  (Notes 3 and 5)                                              14,941,828             ---
Investment in and advances to Reckson Executive
  Centers, LLC (Note 3)                                         1,066,816             ---
Equipment (net of depreciation of $2,150)                          35,281             ---
Affiliate receivables (Note 5)                                  1,616,283         832,854
Investment in and advances to On-Site Ventures, LLC
  (Note 3)                                                      3,429,599         325,000
Receivable from Transfer Agent                                 13,828,244             ---
Organization and pre-acquisition costs (net of
  amortization of $27,056 and $8,214, respectively)               996,620         681,694
Other assets                                                      284,687          30,185
                                                            --------------  --------------
Total Assets                                                   36,247,756       7,519,695
                                                            ==============  ==============
Liabilities and Shareholders' Equity:
Accounts payable and accrued expenses                             558,900         119,384
Loans payable to affiliates (Note 5)                           19,464,889       3,177,857
                                                            --------------  --------------
Total Liabilities                                              20,023,789       3,297,241

Commitments (Note 6)                                                  ---             ---

Shareholders' Equity: (Note 1 and 4)
Common stock, $.01 par value, 24,685,514 shares
  issued and  outstanding                                         246,855              10
Additional paid in capital                                     24,685,843       4,480,331
Common stock subscription                                      (7,325,159)            ---

Retained earnings                                              (1,383,572)       (257,887)
                                                            --------------  --------------
Total Shareholders' Equity                                     16,223,967       4,222,454
                                                            --------------  --------------
Total Liabilities and Shareholders' Equity                  $  36,247,756   $   7,519,695

See accompanying notes to financial statements.

                             Reckson Service Industries, Inc.
                                 Statement of Operations
                                       (Unaudited)
                                                            Three            Six
                                                        Months Ended     Months Ended
                                                           June 30,        June 30,
                                                             1998            1998
                                                       ---------------  ---------------
Revenues:
Equity in (loss) of ACC                                $          ---   $      (51,508)
Equity in earnings of RO Partners, Management, LLC                ---          170,567
Equity in (loss) of RSVP Holdings, LLC                        (75,062)        (618,474)
Equity in (loss) of Reckson Executive Centers, LLC             (2,511)          (2,511)
Equity in (loss) of On-site Ventures, LLC                      (4,733)          (4,733)
Other income                                                  166,666          166,666
Interest income                                                94,271          140,932
                                                       ---------------  ---------------
Total Revenues                                                178,631         (199,061)
                                                       ---------------  ---------------
Expenses:
General and administrative expenses                           276,820          464,706
                                                       ---------------  ---------------
Total Administrative                                          276,820          464,706
                                                       ---------------  ---------------
Net Operating Loss                                            (98,189)        (663,767)

Non Operating Expenses:
Amortization and Depreciation                                   6,043           20,992
Interest Expense                                              312,244          440,926
                                                       ---------------  ---------------
Net Loss                                               $     (416,476)  $   (1,125,685)
                                                       ===============  ===============
Basic net loss per weighted average common share       $        (0.09)  $        (0.27)
                                                       ===============  ===============
Weighted average common shares outstanding                  4,513,975        4,191,068
                                                       ===============  ===============
Diluted net loss per weighted average common share     $        (0.07)  $        (0.23)
                                                       ===============  ===============
Diluted weighted average common shares outstanding          5,800,318        4,834,240
                                                       ===============  ===============

See accompanying notes to financial statements.

                        Reckson Service Industries, Inc.
                            Statement of Cash Flows
                                  (Unaudited)
                                                                Six
                                                            Months Ended
                                                              June 30,
                                                                1998
                                                            --------------
Cash  Flows from Operating Activities:
Net Loss                                                    $  (1,125,685)
Adjustments to reconcile net loss to net cash used by
operating activities:
   Depreciation and amortization                                   20,992
   Equity in loss of RSVP Holdings, LLC                           618,474
   Equity in loss of ACC                                           51,508
   Equity in (earnings) of RO Partners Management, LLC           (170,567)
   Equity in loss of Reckson Executive Centers, LLC                 2,511
   Equity in loss of On-Site Ventures, LLC                          4,733
Changes in operating assets and liabilities:
   Other assets                                                  (254,502)
   Accounts payable and accrued expenses                          439,516
                                                            --------------
   Net cash (used in) operating activities                       (413,020)
Cash Flows From Investing Activities:
   Purchase of equipment                                          (37,431)
   Pre-acquisition costs                                         (333,768)
   Investment in Reckson Executive Centers, LLC                  (200,000)
                                                            --------------
   Net cash (used in) investing activities                       (571,199)
Cash Flows From Financing Activities:
   Advances to On-Site Ventures, LLC                           (3,109,332)
   Costs of preferred equity issuance                          (5,701,050)
   Proceeds from preferred equity contribution                  5,000,000
   Proceeds from affiliate loans                               16,287,032
   Loan to RSVP Holdings, LLC                                  (9,642,000)
   Due from affiliates                                           (783,426)
   Loans to Reckson Executive Centers, LLC                       (869,326)
   Contributions to ACC investment                               (278,985)
                                                            --------------
   Net cash provided by financing activities                      902,913

Net decrease in cash and cash equivalents                         (81,306)
Cash and cash equivalents at beginning of period                  129,704
Cash and cash equivalents at end of period                  $      48,398
                                                            ==============
Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for interest                           ---
                                                            ==============

See accompanying notes to financial statements.

                     Reckson Service Industries
                    Notes to Financial Statements
                           June 30, 1998
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

In connection with the initial capitalization of RSI, ROP contributed $4,256,324 for a 95% nonvoting equity interest and certain members of Reckson management contributed notes of $224,017 to the Company in exchange for a 5% voting ownership interest. On October 29, 1997 the notes were satisfied.

On June 11, 1998, ROP distributed its 95% of the common stock of RSI to its unit holders of record on May 26, 1998. Immediately prior to the Distribution, the shares of non-voting common stock held by ROP were exchanged by RSI for RSI common shares. Each share of the Company's common stock issued in the Distribution was accompanied by one preferred share purchase right. Simultaneously, Reckson distributed 100% of the RSI common shares received from the distribution to its common shareholders of the same record date. In addition, simultaneously with the Distribution, the Company issued rights to its stockholders to subscribe for the purchase of additional shares of common stock of the Company.

The Company owned a 33 1/3% interest in RO Partners Management, LLC ("RO"), the remaining interest in RO is held 33 1/3% by Jon L. Halpern, a former director of Reckson, and 33 1/3% by an independent third party investor.
RO is the general partner of Reckson Opportunity Partners, L.P. ("Opportunity Partners") predecessor to RSVP. RSVP was formed on January 23, 1998 to succeed to the operating activities of Opportunity Partners. The Company is the 100% common equity owner and a managing member of RSVP and Paine Webber Real Estate Securities, Inc. ("PWRES") is a non-managing member and preferred equity owner who has committed $200 million in capital and shares 66 2/3% in profits and losses of RSVP with the Company subject to a maximum internal rate of return of 16% on invested capital. It is anticipated that future investments by the Company in real estate venture capital fund activities will be conducted through RSVP. On April 1, 1998, the Company transferred its equity interest in RO to RSVP.

Through RSVP Holdings, LLC the Company is a managing member and 100% owner of the common equity of RSVP. New World Realty LLC ("New World"), an entity owned by two individuals retained by RSVP Holdings, LLC as Managing Directors, acts as a managing member of RSVP Holdings, LLC and owns a carried interest which provides for the Managing Directors to receive a share in the profits of RSVP after the Company and Paine Webber Real Estate Securities has received certain minimum returns and a return of capital.
In addition, it is anticipated that New World will receive transaction fees of up to $1 million a year related to identifying RSVP investment opportunities.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements of RSI include the Company's equity interests in RO, American Campus Communities, L.L.C. ("ACC") through March 31, 1998, RSVP Holdings, LLC, Reckson Executive Centers, LLC and On-Site Ventures, LLC.

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

Stock Options

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," ("FAS No. 123") requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, no compensation expense was recognized because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant(See Note 4).

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

As of June 1998, the Company advanced approximately $9,642,000 to RSVP Holdings, LLC.

Summarized financial information and a summary of the Company's investment in, advances and share of loss from RSVP Holdings, LLC is as follows:

Balance Sheet

                                                          June 30,
                                                            1998
                                                       --------------
Investment in RO                                       $   4,049,957
Investment in ACC                                          1,751,197
Deferred compensation expense                              5,527,239
Other assets                                               5,217,371
                                                       --------------
Total Assets                                              16,545,764
                                                       ==============
Due to affiliates                                          1,549,297
Other liabilities                                          1,291,590
                                                       --------------
Total Liabilities                                          2,840,887
                                                       --------------
Other member's deficit                                    (1,236,951)
                                                       --------------

Net investment in and advances to RSVP Holdings, LLC   $  14,941,828
                                                       ==============

Statements of Operations

                                                          For the
                                                          period from
                                         Three            January 23,
                                         Months Ended     1998 to
                                         June 30,         June 30,
                                         1998             1998
                                        ---------------  ---------------
Revenues:
Equity in (loss) of ACC                 $     (128,445)  $     (128,445)
Equity in earnings of RO                        11,297           11,297
Other income                                   254,746          254,746
Interest income                                 52,114           52,547
                                        ---------------  ---------------
     Total Income                              189,712          190,145
                                        ---------------  ---------------
Expenses:
Operating expenses                             219,848          400,196
General and administrative expenses          1,019,233        1,292,649
Interest expense                               229,694          278,524
Depreciation and amortization                   32,950           74,201
                                        ---------------  ---------------
      Total Expenses                         1,501,725        2,045,570
                                        ---------------  ---------------
Net Loss                                    (1,312,013)      (1,855,425)
Less: Others member's share                 (1,236,951)      (1,236,951)
                                        ---------------  ---------------
Company's Share                         $      (75,062)  $     (618,474)
                                        ===============  ===============

In 1997, the Company invested $3.62 million in RO, which contributed such amount to Opportunity Partners. Opportunity Partners invested approximately $10.8 million to acquire a 70% interest in Dobie Center, L.P., which owns 100% in Dobie Center, a mixed use student housing and retail property located in Austin, Texas. On April 1, the Company transferred its interest in RO to RSVP.

Substantially all of RO's assets, liabilities, revenues and expenses relate to its investment in Dobie Center. Summarized financial information and a summary of the Company's investment in and share of income from RO is as follows:

Balance Sheet

                                                   June 30,      December 31,
                                                   1998          1997
                                                --------------  --------------
Property and equipment, less accumulated
depreciation                                       35,727,283   $  35,345,013
Other assets                                        4,461,250       6,700,605
                                                --------------  --------------
Total Assets                                       40,188,533      42,045,618
                                                --------------  --------------
Mortgage payable                                   19,880,500      20,280,500
Other liabilities                                   2,959,121       5,195,624
                                                --------------  --------------
Total Liabilities                                  22,839,621      25,476,124
                                                --------------  --------------
Minority interest                                   5,149,287       4,915,462
RO Partners equity                                 12,199,625      11,654,032
Less:  Non-RSVP equity                             (8,149,668)     (7,785,939)
                                                --------------  --------------
Net RSVP investment in RO                       $   4,049,957   $   3,868,093
                                                ==============  ==============

Statement of Income
                                           For the three    For the six
                                           months ended     months ended
                                           June 30,         June 30,
                                           1998             1998
                                          ---------------  ---------------
Rental income                             $    2,083,144   $    4,265,289
Interest income                                   95,626          159,133
Other income                                       7,665           11,891
                                          ---------------  ---------------
Total Income                                   2,186,435        4,827,313
                                          ---------------  ---------------
Property operating expenses                      776,295        1,745,902
General and administrative expenses              768,278        1,061,683
Interest expense                                 380,695          742,638
Depreciation and amortization                    212,749          423,175
Non-recurring expense                               ----           74,495
                                          ---------------  ---------------
Total Expenses                                 2,138,017        4,047,893
                                          ---------------  ---------------
Minority interest                                 14,525          233,827
Net income                                        33,893          545,593
Less:  Non-RSVP share                            (22,596)        (363,729)
Less:  Company's share                              ----         (170,567)
                                          ---------------  ---------------
RSVP's share                              $       11,297   $       11,297
                                          ===============  ===============

The Company contributed $1.51 million to and acquired a 33 1/3% interest in RFG Capital Management Partners ("RFG Capital") whose sole net investment is a 76.09% interest in ACC, a student housing enterprise which owns, develops, constructs, manages and acquires, on-and off campus student housing projects. As of December 31, 1997, the excess of the Company's investment over its share of the equity in the underlying net assets of ACC ("Excess Investment") was $190,920. This Excess Investment is being amortized over the life of the investment estimated at 25 years. On April 1, 1998, the Company transferred its equity interest in ACC to RSVP.

Summarized financial information and a summary of the Company's investment in and share of loss from ACC is as follows:

Balance Sheet

                                               June 30,        December 31,
                                               1998            1997
                                             ---------------  ---------------
Investment in leasehold estates, less
accumulated depreciation                     $   39,174,335   $   30,042,101
Other assets                                      3,224,413        4,035,570
                                             ---------------  ---------------
Total Assets                                     42,398,748       34,077,671
                                             ---------------  ---------------
Note payable                                     33,798,527       25,635,208
Other liabilities                                 3,393,217        3,633,473
                                             ---------------  ---------------
Total Liabilities                                37,191,744       29,268,681
                                             ---------------  ---------------
Minority interest                                   520,422          425,254
RFG Capital equity                                4,686,582        4,383,736
Less:  Non-RSVP equity                           (3,124,396)      (2,922,491)
                                             ---------------  ---------------
Company's share of the equity in underlying
net assets of ACLC                                1,562,186        1,461,245
Excess investment                                   189,011          190,920
                                             ---------------  ---------------
Net investment in ACLC                       $    1,751,197   $    1,652,165
                                             ===============  ===============

Statement of Operations



                                              For the three    For the six
                                              months ended     months ended
                                              June 30,         June 30,
                                              1998             1998
                                             ---------------  ---------------
Rental income                                $      750,897   $    1,970,237
Other income                                        248,345          445,710
                                             ---------------  ---------------
Total Income                                        999,242        2,415,947
                                             ---------------  ---------------
General and administrative expenses                 525,612        1,128,762
Property operating expenses                         276,658          587,015
Interest expense                                    533,176        1,075,775
Depreciation                                        162,683          325,369
                                             ---------------  ---------------
Total Expense                                     1,498,129        3,117,921
                                             ---------------  ---------------
Minority interest                                  (119,284)        (167,848)
Net loss                                           (379,603)        (534,126)
Less:  Other non-RSVP share                        (251,158)        (354,173)
Less:  Company's share                                  ---          (51,508)
                                             ---------------  ---------------
RSVP's share                                 $     (128,445)  $     (128,445)
                                             ===============  ===============

RSI has contracted to acquire a 58.69% equity interest in On-Site Ventures, LLC ("On-Site"), a company that provides advanced telecommunications systems and services within commercial and residential buildings and/or building complexes. Under the terms of the contract, the Company has also committed to contribute $6.5 million to On-Site to fund certain capital costs of installing telecommunication systems and for working capital. Jon
L. Halpern, a former director of Reckson, beneficially owns substantially all of the On-Site business prior to RSI's acquisition of an interest therein (and will own beneficially a 25.97% interest in On-Site assuming the Company acquires its 58.69% interest). The Company has advanced On-Site $3,125,000 through June 30, 1998 to fund certain operating costs.
The advances are evidenced by loans convertible into equity interests in On-Site which bear interest at a rate of 12% per annum and mature on March 1, 1999. On May 18, 1998, the Company purchased a membership interest in On-Site equal to 1% of the aggregate membership interests and recognized an equity loss of ($4,733).

On April 1, 1998 the Company purchased Reckson's 9.9% equity interest in Reckson Executive Centers, LLC ("REC") for $200,000 and assumed debt of approximately $322,000. REC owns and operates executive office suite business in the New York tri-state area. All of REC's centers are located within buildings owned and operated by ROP. For the period from April 1, 1998 to June 30, 1998, the Company recognized an equity loss of ($2,511). The Company has also loaned REC approximately $538,000 to fund purchases of certain business assets in connection with the operation of the executive centers. The loans accrue interest at 12%.

4.	SHAREHOLDERS' EQUITY

The Company has established the 1998 stock option plan (the "Plan") for the purpose of attracting and retaining executive officers, directors and other key employees. Pursuant to the Plan 3,700,376 of the Company's authorized shares have been reserved for issuance under the Plan. On January 10, 1998 and March 30, 1998, the Company granted options to purchase 542,890 and 2,755,468, respectively of the Company's common shares at an exercise price of $1.10 and $1.04 respectively per share based on the fair value on each date of grant, which the board of directors of the Company has concluded to be book value on each date of grant.

In connection with the PWRES preferred equity financing, the Company paid a commitment fee of 2.5% of the total preferred equity commitment of which $1,400,000 was paid to an entity owned by a former employee of PWRES who is one of RSVP's managing directors.

The following is the Company's reconciliation of the numerators and denominators of the basic and diluted net loss per weighted average common share computations and other related disclosures required be FAS Statement 128:

The following table set forth the computation of basic and diluted earnings per share:

                                                        Three         Six
                                                        Months        Months
                                                        Ended         Ended
                                                        June 30,      June 30,
                                                        1998          1998
                                                      ------------  ------------
Numerator:
Net loss                                              $  (416,476)   (1,125,685)
                                                      ------------  ------------
Numerator for basic and diluted
earnings per share                                    $  (416,476)   (1,125,685)
                                                      ------------  ------------
Denominator:
Denominator for basic earnings per
share - weighted average shares                         4,513,975     4,191,068

Effect of dilutive securities:
Employee stock options                                  1,286,343       643,172
                                                      ------------  ------------
Denominator for diluted earnings per
share - adjusted weighted average shares
and assumed conversions                                 5,800,318     4,834,240
                                                      ------------  ------------
Basic earnings per common share:
Net loss per common share                             $     (0.09)        (0.27)
                                                      ------------  ------------
Diluted earnings per common share:
Diluted net loss per common share                     $     (0.07)        (0.23)
                                                      ------------  ------------

5. 	TRANSACTIONS WITH RELATED PARTIES

Included in affiliate receivables on the accompanying balance sheet is an unsecured loan of $666,666 to RFG Capital, an entity which is owned evenly at 33 1/3% by the Company, Jon L. Halpern, and an independent third party investor. The note bears interest at 12% per annum.

RSI established a credit facility (the "RSI Facility") with ROP in the amount of $100 million for RSI's service sector operations and other general corporate purposes. ROP has advanced the Company $10,697,889 and $2,943,210 at June 30, 1998 and December 31, 1997, respectively. These advances bear interest at 12% per annum. The Company repaid ROP approximately $13 million in July, 1998.

RSI has obtained an option from Reckson Management Group, Inc., a company in which ROP owns a 97% non-voting equity interest to acquire a majority equity interest in a privately held national executive office suites business. The Company's option to acquire this equity interest has a five year term.

In February 1998, RSVP Holdings, LLC, entered into employment agreements with the two managing directors of RSVP. The agreements provide for a base salary of $500,000 and have a seven-year term. In addition to the base salary each managing director has received from the Company a $3.0 million grant of common stock of Reckson (the "Reckson Stock") which will vest equally over five years. The Reckson Stock was purchased by the Company and advanced to RSVP Holdings, LLC.

In addition, in April 1998, the Company advanced each managing director a tax loan of $1.44 million in connection with the grant of Reckson stock. These loans bear interest at 8% per annum and are due in April, 2003.

RSI and Reckson Standby, LLC (the "Standby Purchaser") (an entity owned by several members of management), entered into a Standby Agreement pursuant to which the Standby Purchaser agreed to purchase, and RSI agreed to sell, any and all shares of RSI common stock that are the subject of Subscription Rights in the Rights Offering but are not subscribed for by the Holders on the Expiration Date at the Exercise Price. The proceeds from the stand-by purchaser were approximately $7,325,000.

The Company is entitled to an annual asset management fee of $2 million with respect to RSVP, of which $1.5 million is subordinate to PWRES receiving a minimum rate of return of 16% and a return of its capital. The unsubordinated amount for the period March 5, 1998 to June 30, 1998 of $166,666 is included in affiliate receivables on the accompanying balance sheet.

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

7.     SUBSEQUENT EVENTS

On August 4, 1998, Dobie Center Properties, Ltd. issued $46,560,000 principal amount of AAA series 1998 taxable insured notes in connection with the property's refinancing. The net proceeds of $45.1 million were utilized to repay $20.4 million of secured debt and for reserves related to renovations to the project. In connection with this transaction, RSVP received approximately $4.79 million, net of reserves.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the accompanying Financial Statements of Reckson Service Industries, Inc. (the "Company" or "RSI") and related notes thereto.

OVERVIEW AND BACKGROUND

The Company's primary business is to create and manage a system of interrelated services to be offered to Reckson Operating Partnership, L.P. ("ROP"), ROP's tenants (the "Reckson Customer Base") and third parties in the general marketplace through a centralized infrastructure. The Company's growth strategy is to acquire primarily established businesses within each of its targeted service sectors, and, where appropriate, to retain the existing management of such businesses ("Service Platforms"). Specifically, the Company will seek opportunities for which there is broad demand in the Reckson Customer Base, strong entrepreneurial management, a reputation for high quality services and growth potential. Such Service Platform investment will serve as a basis for future acquisitions in such sectors. The Company will establish Service Platforms that present significant opportunities to provide commercial services to the Reckson Customer Base and other third parties. Currently, the Reckson Customer Base retains third parties to provide many services for their day-to-day operations. Of these services, the Company may seek to provide the Reckson Customer Base with telecommunications, document storage, document reproduction and logistics services (i.e., inventory services, messenger services and delivery services), as well as with other services that the Company determines may be utilized by the Reckson Customer Base. The Company will seek growth in each Service Platform by (i) accessing the Reckson Customer Base as an anchor for growth opportunities in ROP's markets, (ii) integrating each Service Platform into RSI's centralized infrastructure and (iii) acquiring similar businesses or making additional investments within such Service Platform.

In February 1998, RSVP Holdings, LLC, the managing member of Reckson Strategic Venture Partners ("RSVP") entered into employment agreements with two highly experienced real estate professionals (the "Managing Directors"). The agreements provide for a base salary of $500,000 and have a seven-year term. In addition to the base salary each Managing Director has received from the Company a $3.0 million grant of common stock of Reckson Associates Realty Corp. ("Reckson"), (the "Reckson Stock") which will vest equally over five years. The Reckson Stock was purchased by the Company and advanced to RSVP Holdings, LLC. In addition, in April 1998, the Company advanced each Managing Director a tax loan of $1.44 million in connection with the grant of Reckson stock. These loans bear interest at 8% per annum and are due in April, 2003. The Company is a managing member and 100% owner of the common equity of RSVP Holdings, LLC. New World Realty LLC ("New World"), an entity owned by the Managing Directors, acts as a managing member of RSVP Holdings, LLC and owns a carried interest which provides for the Managing Directors to receive a share in the profits of RSVP after the Company and Paine Webber Real Estate Securities ("PWRES"), the preferred equity investor, have received certain minimum returns and a return of capital. In addition, it is anticipated that New World will receive transaction fees of up to $1 million a year related to identifying RSVP investment opportunities.

RESULTS OF OPERATIONS

For the three months ended June 30, 1998 the Company reported a net loss of ($416,476). Total revenues include (i) equity in loss of RSVP Holdings, LLC of ($75,062) and, (ii) equity in loss of On-Site of ($4,733), (iii) equity in loss of REC of ($2,511), (iv) management fee income of $166,666 and (v) interest income of $94,271 relating to loans made to certain affiliates. The Company also reported total expenses of $595,107 which substantially represents interest, payroll and office costs.

For the six months ended June 30, 1998 the Company reported a net loss of $(1,125,685). Total revenues include (i) equity in earnings of RO of $170,567 and represent RO's 331/3 % interest in a joint venture that owns a 70% interest in Dobie Center, L.P. an entity which owns the Dobie Center Student Housing Facility located in Austin, Texas, (ii) equity in loss of American Campus Communities, a student housing company ("ACC") of $(51,508), (iii) equity in loss of RSVP Holdings, LLC of ($618,474) and
(iv) equity in loss of On-Site of ($4,733), (v) equity in loss of REC of ($2,511), (vi) management fee income of $166,666 and (vii) interest income of $140,932 relating to loans made to certain affiliates. The Company also reported total expenses of $926,624 which substantially represents interest, payroll and office costs.

LIQUIDITY AND CAPITAL RESOURCES

In connection with the formation and capitalization of RSI, ROP contributed $4,256,324 to RSI for a 95% non-voting equity interest. Simultaneously, certain officers of Reckson contributed $224,017 of subscription notes to RSI in exchange for a 5% voting equity interest, which subscription notes were subsequently paid off. On June 11, 1998, ROP distributed its 95% of the common stock of RSI (the "Distribution") to its unit holders of record on May 26, 1998. Immediately prior to the Distribution, the shares of non-voting common stock held by ROP were exchanged by RSI for RSI common shares. Each share of the Company's Common Stock issued in the Distribution was accompanied by one Preferred Share Purchase Right. Simultaneously, Reckson distributed 100% of the RSI common shares received from the distribution to its common stockholders of the same record date. In addition, simultaneously with the Distribution, the Company issued rights to its stockholders to subscribe for the purchase of 20,557,130 additional shares of common stock of the Company at a purchase price of $1.03.

Immediately after the Distribution of RSI common stock, RSI granted to its stockholders (collectively, "Holders") one Subscription Right for each share of RSI common stock. Each Subscription Right entitled the Holder to purchase one share of RSI common stock at a purchase price of $1.03 per share (the "Exercise Price") and, at the election of such Holder, four additional shares (but not less than four additional shares) at a purchase price of $1.03 per share. Holders of Subscription Rights had the opportunity to acquire up to an aggregate of approximately 20,557,130 shares of RSI common stock. RSI and Reckson Standby, LLC (the "Standby Purchaser") (an entity owned by several members of management), entered into a Standby Agreement pursuant to which the Standby Purchaser agreed to purchase, and RSI agreed to sell, any and all shares of RSI common stock that are the subject of Subscription Rights in the Rights Offering but are not subscribed for by the Holders on the Expiration Date at the Exercise Price. The proceeds from the stand-by purchaser were approximately $7,325,000. RSI received net proceeds from the rights offering of approximately $21,153,000. RSI will utilize funds raised in the rights offering and borrowings under the Credit Facility from ROP for the financing of RSI's operations.

RSI established a credit facility (the "RSI Facility") with ROP in the amount of $100 million for RSI's service sector operations and other general corporate purposes. In addition, ROP has approved the funding of investments of up to $100 million with or in RSVP, through (i) loans for the funding of RSVP investments prior to the Distribution, (ii) RSVP-controlled joint venture REIT-Qualified Investments, or (iii) advances made to RSI subsequent to the Distribution under a credit facility similar to the RSI Facility (the "RSVP Facility"). Advances under the RSVP Facility in excess of $25 million in respect of any single platform are subject to approval by Reckson's board of directors, while advances under the RSI Facility in excess of $10 million in respect of any single investment in a Service Platform, as well as advances for investments in opportunities in non-commercial services, are subject to approval by Reckson's board of directors, or a committee thereof. The RSI and RSVP Facilities (the "Credit Facilities") each have a term of five years and advances thereunder are recourse obligations of RSI. Interest accrues on advances made under the Credit Facilities at a rate equal to the greater of (i) the prime rate plus 2% and (ii) 12% per annum, with the rate referred to in clause
(iii) increasing annually at a rate of 4% of the prior year's rate. Prior to maturity, interest is be payable quarterly but only to the extent of net cash flow and on an interest-only basis and is prepayable without penalty at the option of RSI. As long as there are outstanding advances under the Credit Facilities, RSI is prohibited from paying dividends on any shares of its capital stock. The Credit Facilities are subject to certain other covenants and will prohibit advances thereunder to the extent such advances could, in the determination of Reckson, endanger Reckson's status as a REIT. Additional indebtedness may be incurred by subsidiaries of RSI.

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

The Company will use the remaining proceeds from the rights offering and advances under the RSI Facility primarily to make investments in operating companies that provide services directed towards occupants of office, industrial and other property types. The Company may make additional investments in these operating companies to accommodate their respective growth plans. The Company's investments in interests in operating companies are anticipated to produce net cash flow as a result of their operating activities although the level and timing of net cash flow for each investment in the short term and long term may vary based upon the stage of the respective operating companies growth cycle. The Company will target investments in operating companies that will produce net cash flow in the long term. Net cash flow produced by the Company's investments will be used for debt service under the RSI Facility and for the Company's operating costs. The Company expects to meet its short term liquidity requirements generally through its net cash flow produced by its operations along with the remaining proceeds from the rights offering and advances under the RSI Facility. The Company expects that it will refinance indebtedness under the RSI Facility at maturity or retire such debt through the issuance of debt securities or equity securities, although there can be no assurance that the Company will be able to refinance or retire such indebtedness. The Company anticipates that cash on hand, from remaining proceeds of the rights offering and net cash flows from operating activities, together with cash available from borrowings under the RSI Facility, will be adequate to meet the capital and liquidity requirements of the Company in both the short and long term.

The Credit Facilities bear interest at the greater of the Prime Rate plus 2% or 12% (increasing 4% per year, as described above). The rate of interest on the Credit Facilities will be influenced by changes in short term rates and is sensitive to inflation and other economic factors. A significant increase in interest rates may have a negative impact on the earnings of the Company due to the variable interest rate under the Credit Facilities.

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

The Company has completed an assessment to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. Currently, the entire accounting system is year 2000 compliant and has been thoroughly tested. Since the Company's accounting software is maintained and supported by a third party, the total year 2000 project cost is estimated to be minimal.

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

PART II - OTHER INFORMATION

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

                            RECKSON SERVICE INDUSTRIES, INC.
                            Registrant

August 12, 1998             /s/  Scott H. Rechler
Date                        Scott H. Rechler, President,
                            Chief Operating Officer and Director
                            (Principal Executive Officer)

August 12, 1998             /s/  Michael Maturo
Date                        Michael Maturo, Executive Vice President
                            and Chief Financial Officer
                            (Principal Financial and Accounting
                             Officer)