Form 10-Q
period 1998-09-30
RECKSON SERVICES INDUSTRIES INC
filed 1998-11-16
CIK 1052743

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549


                           FORM 10-Q


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1998

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

                           Yes  X   No

The company has only one class of common stock, issued at $.01 par value per share with 24,685,514 shares outstanding as of November 11, 1998.

                RECKSON SERVICE INDUSTRIES, INC.
                        QUARTERLY REPORT
           FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998
                       TABLE OF CONTENTS



INDEX

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Balance Sheets of Reckson Service Industries, Inc. as of
          September 30, 1998 and December 31, 1997 .....................    3

          Statement of Operations of Reckson Service Industries, Inc. for
          the three and nine months ended September 30, 1998 and for the period July 15, 1997 (commencement of operations) to September
          30, 1997 .....................................................    4

          Statement of Cash Flows of Reckson Service Industries, Inc. for
          the nine months ended September 30, 1998 and for the period July
          15, 1997 (commencement of operations) to September 30, 1997 ..    5

          Notes to the Financial Statements of Reckson Service Industries,
          Inc. .........................................................    6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations ........................................   17

PART II   OTHER INFORMATION ............................................   21

Item 1.   Legal Proceedings
Item 2.   Changes in Securities ........................................   21
Item 3.   Defaults Upon Senior Securities ..............................   21
Item 4.   Submission of Matters to a Vote of Securities Holders ........   21
Item 5.   Other Information ............................................   21
Item 6.   Exhibits and Reports on Form 8-K .............................   21

SIGNATURES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                                      Reckson Service Industries, Inc.
                                               Balance Sheets

                                                            September 30,    December 31,
                                                                 1998            1997
                                                            --------------  --------------
                                                              (Unaudited)
Assets:
Cash and cash equivalents                                   $   2,094,611   $     129,704
Investment in RO Partners Management, LLC (Note 3)                    ---       3,868,093
Investment in ACC (Note 3)                                            ---       1,652,165
Investment in and advances to RSVP Holdings,
   LLC (Notes 3 and 5)                                         17,136,179             ---
Investment in and advances to Reckson Executive
   Centers, LLC (Note 3)                                        1,106,747             ---
Investment in and convertible loans to On-Site
   Ventures, LLC (Note 3)                                       4,736,650         325,000
Equipment (net of depreciation of $4,750)                          42,659             ---
Affiliate receivables (Note 5)                                  2,736,439         832,854
Organization and pre-acquisition costs (net of                                        ---
   amortization of $32,056 and $8,214, respectively)              748,207         681,694
Other assets                                                      528,526          30,185
                                                            --------------  --------------
Total Assets                                                $  29,130,018   $   7,519,695
                                                            ==============  ==============
Liabilities and Shareholders' Equity:
Accounts payable and accrued expenses                             195,578         119,384
Credit Facilities (Note 5)                                      6,704,207             ---
Loans payable to affiliates (Note 5)                                  ---       3,177,857
                                                            --------------  --------------
Total Liabilities                                               6,899,785       3,297,241

Commitments (Note 6)                                                  ---             ---

Shareholders' Equity: (Notes 1 and 4)
Common stock, $.01 par value, 24,685,514 shares
   issued and  outstanding                                        246,855              10
Additional paid in capital                                     24,610,951       4,480,331
                                                                                      ---
Retained earnings                                             (2,627,573)        (257,887)
                                                            --------------  --------------
Total Shareholders' Equity                                     22,230,233       4,222,454
                                                            --------------  --------------
Total Liabilities and Shareholders' Equity                  $  29,130,018   $   7,519,695
                                                            ==============  ==============

See accompanying notes to financial statements.

                                         Reckson Service Industries, Inc.
                                              Statement of Operations
                                                    (Unaudited)
                                                             Three            Nine             Period from
                                                             Months Ended     Months Ended     July 15, 1997
                                                             September 30,    September 30,    September 30,
                                                             1998             1998             1997
                                                            ---------------  ---------------  ---------------
Revenues:
Equity in (loss) of ACC                                     $          ---   $      (51,508)  $          ---
Equity in earnings of RO Partners, Management, LLC                     ---          170,567            9,501
Equity in (loss) of RSVP Holdings, LLC                            (770,964)      (1,389,438)             ---
Equity in earnings of Reckson Executive Centers, LLC                 9,250            6,739              ---
Equity in (loss) of On-Site Ventures, LLC                          (15,411)         (20,144)             ---
Other income                                                       125,000          291,666              ---
Interest income                                                    411,802          552,734            6,667
                                                            ---------------  ---------------  ---------------
Total Revenues                                                    (240,323)        (439,384)          16,168
                                                            ---------------  ---------------  ---------------
Expenses:
General and administrative expenses                                536,054        1,000,760            4,489
                                                            ---------------  ---------------  ---------------
Net Operating (Loss) Income                                       (776,377)      (1,440,144)          11,679

Non Operating Expenses:
Amortization and Depreciation                                        7,600           28,592              ---
Interest Expense                                                   460,024          900,950              ---
                                                            ---------------  ---------------  ---------------
Net (Loss) Income before income taxes                           (1,244,001)      (2,369,686)          11,679
                                                            ---------------  ---------------  ---------------
Income Taxes                                                           ---              ---            4,671
                                                            ---------------  ---------------  ---------------
Net (Loss) Income.                                          $   (1,244,001)  $   (2,369,686)  $        7,008
                                                            ===============  ===============  ===============
Basic and diluted net loss per weighted average
   common share                                             $        (0.05)  $        (0.21)  $          ---
                                                            ===============  ===============  ===============
Basic and diluted weighted average common
   shares outstanding                                           24,685,514       11,097,619              ---
                                                            ===============  ===============  ===============

See accompanying notes to financial statements.

                                       Reckson Service Industries, Inc.
                                            Statement of Cash Flows
                                                 (Unaudited)
                                                                                Period from
                                                             Nine               July 15, 1997
                                                             Months Ended       to
                                                             September 30,      September 30,
                                                             1998               1997
                                                            -----------------  -----------------
Cash  Flows from Operating Activities:
Net (Loss) Income                                           $     (2,369,686)  $          7,008
Adjustments to reconcile net loss to net cash (used
  in) provided by operating activities:
   Depreciation and amortization                                      28,592                ---
   Equity in loss of RSVP Holdings, LLC                            1,389,438                ---
   Equity in loss of ACC                                              51,508                ---
   Equity in (earnings) of RO Partners Management,
         LLC                                                        (170,567)            (9,501)
   Equity in (earnings) of Reckson Executive
         Centers, LLC                                                 (6,739)               ---
   Equity in loss of On-Site Ventures, LLC                            20,144                ---
Changes in operating assets and liabilities:                                                ---
   Other assets                                                     (498,341)            (6,667)
   Accounts payable and accrued expenses                              76,194            107,029
                                                            -----------------  -----------------
   Net cash (used in) provided by operating activities            (1,479,457)            97,869
                                                            -----------------  -----------------
Cash Flows From Investing Activities:
   Contribution to Acc                                              (278,985)               ---
   Purchase of equipment                                             (47,409)               ---
   Pre-acquisition costs and organization costs                      (90,355)          (164,284)
   Investment in and convertible loans to On-Site
         Ventures, LLC                                            (4,431,793)               ---
   Investment in and advances to Reckson Executive
         Centers, LLC                                             (1,100,009)               ---
   Loans and Contributions to RSVP Holdings, LLC                 (12,607,315)               ---
                                                            -----------------  -----------------
   Net cash (used in) investing activities                       (18,555,866)          (164,284)
                                                            -----------------  -----------------
Cash Flows From Financing Activities:
   Capital contributions                                                 ---            633,824
   Net proceeds from sale of common stock                         20,377,465                ---
   Proceeds from affiliate loans                                   3,526,350            106,627
   Advances to affiliates                                         (1,903,585)          (666,666)
                                                            -----------------  -----------------
   Net cash provided by financing activities                      22,000,230             73,785
                                                            -----------------  -----------------
Net increase in cash and cash equivalents                          1,964,907              7,370
                                                            -----------------  -----------------
Cash and cash equivalents at beginning of period                     129,704                ---
                                                            -----------------  -----------------
Cash and cash equivalents at end of period                  $      2,094,611   $          7,370
                                                            =================  =================
Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for interest                 $        815,604   $            ---
                                                            =================  =================
Non Cash Transactions:
   Contribution of assets from ROP                          $            ---   $      3,622,500
                                                            =================  =================

See accompanying notes to financial statements.

                     Reckson Service Industries
                    Notes to Financial Statements
                         September 30, 1998
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

In connection with the initial capitalization of RSI, ROP contributed $4,256,324 for a 95% nonvoting equity interest and certain members of Reckson management contributed notes of $224,017 to the Company in exchange for a 5% voting ownership interest. On October 29, 1997 the notes were repaid.

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

Immediately after the Distribution of RSI common stock, RSI granted to its stockholders (collectively, "Holders") one subscription right for each share of RSI common stock. Each subscription right entitled the Holder to purchase one share of RSI common stock at a purchase price of $1.03 per share (the "Exercise Price") and, at the election of such Holder, four additional shares (but not less than four additional shares) at a purchase price of $1.03 per share. Holders of subscription rights had the opportunity to acquire up to an aggregate of approximately 20,557,130 shares of RSI common stock. RSI and Reckson Standby, LLC (the "Standby Purchaser") (an entity owned by several members of management), entered into a standby agreement pursuant to which the Standby Purchaser agreed to purchase, and RSI agreed to sell, any and all shares of RSI common stock that were the subject of subscription rights in the rights offering but were not subscribed for by the Holders on the expiration date at the exercise price. The proceeds from the Standby Purchaser were approximately $7,325,000. RSI received aggregate proceeds from the rights offering of approximately $21,153,000.

The Company owned a 33 1/3% interest in RO Partners Management, LLC ("RO"), the remaining interest in RO is held 33 1/3% by Jon L. Halpern, a former director of Reckson, and 33 1/3% by an independent third party investor. RO is the general partner of Reckson Opportunity Partners, L.P. ("Opportunity Partners") predecessor to RSVP. RSVP was formed on January 23, 1998 to succeed to the operating activities of Opportunity Partners. On April 1, 1998, the Company transferred its equity interest in RO to RSVP. Through RSVP Holdings, LLC the Company is a managing member and 100% owner of the common equity of RSVP. New World Realty LLC ("New World"), an entity owned by two individuals retained by RSVP Holdings, LLC as Managing Directors, acts as a managing member of RSVP Holdings, LLC and has a carried interest which provides for the Managing Directors to receive a share in the profits of RSVP after the Company and Paine Webber Real Estate Securities, Inc. ("PWRES") have received certain minimum returns and a return of capital. PWRES is a non-managing member and preferred equity owner who has committed $200 million in capital and shares 66 2/3% in profits and losses of RSVP with the Company, subject to a maximum internal rate of return of 16% on invested capital. It is anticipated that future investments by the Company in real estate venture capital fund activities will be conducted through RSVP.


2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements present the financial position of the Company at September 30, 1998 and December 31, 1997 and the results of its operations for the three and nine months ended September 30, 1998 and for the period July 15, 1997 to September 30, 1997 and its cash flows for the nine months ended September 30, 1998 and for the period July 15, 1997 to September 30, 1997. The Company accounts for its investments of less than controlling interests under the equity method of accounting.

The investments in RO and American Campus Communities, LLC ("ACC") through March 31, 1998, RSVP Holdings, LLC, Reckson Executive Centers, LLC and On-Site Ventures, LLC were reflected in the accompanying financial statements under the equity method of accounting.

The accompanying interim unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The unaudited financial statements as of September 30, 1998 and for the nine month period ended September 30, 1998 and for the period July 15, 1997 to September 30, 1997 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth herein. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

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

Stock Options

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," ("FAS No. 123") requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, no compensation expense was recognized because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant.
(See Note 4).

Income Taxes

At inception, the Company adopted SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which prescribes an asset and liability method of accounting for income taxes. Under SFAS No. 109, deferred tax assets are to be recognized unless it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Earnings Per Share

In 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented to conform to the Statement 128 requirements.

Comprehensive Income

In 1997, the FASB issued Statement No. 130, ("SFAS 130") "Reporting Comprehensive Income" which is effective for fiscal years beginning after December 15, 1997. SFAS 130 established standards for reporting comprehensive income and its components in a full set of general-purpose financial statements. SFAS 130 requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The adoption of this standard had no impact on the Company's financial position or results of operations.

Disclosures about Segments of an Enterprise and Related Information

In 1997, the FASB issued Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") which is effective for fiscal years beginning after December 15, 1997. SFAS 131 establishes standards for reporting information about operating segments in annual financial statements and in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of this standard had no impact on the Company's financial position or results of operations.

3.	INVESTMENTS

Summarized financial information and a summary of the Company's investment in, advances and share of loss from RSVP Holdings, LLC is as follows:

Balance Sheet

                                                            September 30,
                                                            1998
                                                           --------------
Investment in RO                                           $  (1,108,009)
Investment in ACC                                              1,656,196
Investment in Assisted Living Investments, LLC                 6,561,316
Investment in Gateway Development Group, LLC                     377,269
Investment in Dominion Venture Group, LLC                      8,760,738
Deferred compensation expense                                  5,232,889
Other assets                                                   5,030,327
                                                           --------------
Total Assets                                               $  26,510,726
                                                           ==============
Due to affiliates                                          $   1,397,763
Other liabilities                                                857,507
                                                           --------------
Total Liabilities                                              2,255,270
                                                           --------------
Preferred capital offering costs                              (5,000,000)
Preferred member's equity                                     12,119,277
Net RSI investment in and advances to RSVP Holdings, LLC      17,136,179
                                                           --------------
Total Capital                                                 24,255,456
                                                           --------------
Total Liabilities and Capital                              $  26,510,726
                                                           ==============

In connection with the PWRES preferred equity financing, RSVP paid a commitment fee of 2.5% of the total preferred equity commitment of which $1,400,000 was paid to an entity owned by a former employee of PWRES who is one of RSVP's managing directors.

Statements of Operations
                                                                                For the period
                                                             For the three      January 23,
                                                             months ended       1998 to
                                                             September 30,      September 30,
                                                             1998               1998
                                                            -----------------  -----------------
Revenues:
Equity in (loss) of ACC                                     $        (95,001)  $       (223,446)
Equity in earnings of RO                                              98,823            110,120
Equity in (loss) of Gateway Development Group, LLC                   (32,159)           (32,159)
Equity in (loss) of Assisted Living Investments, LLC                (938,711)          (938,711)
Equity in earnings of Dominion Venture Group, LLC                       ----               ----
Other income                                                            ----            254,746
Interest income                                                       71,469            124,016
                                                            -----------------  -----------------
     Total Income                                                   (895,579)          (705,434)
                                                            -----------------  -----------------
Expenses:
Operating expenses                                                   181,390            581,586
General and administrative expenses                                  973,120          2,265,769
Interest expense                                                      44,647            323,171
Depreciation and amortization                                         31,637            105,838
                                                            -----------------  -----------------
      Total Expenses                                               1,230,794          3,276,364
                                                            -----------------  -----------------
Net Loss                                                          (2,126,373)        (3,981,798)
Less: Other member's share                                        (1,355,409)        (2,592,360)
                                                            -----------------  -----------------
RSI's share of net loss                                     $       (770,964)  $     (1,389,438)
                                                            =================  =================

In 1997, the Company invested $3.62 million in RO, which contributed such amount to Opportunity Partners. Opportunity Partners invested approximately $10.8 million to acquire a 70% interest in Dobie Center, L.P., which owns 100% in Dobie Center, a mixed use student housing and retail property located in Austin, Texas. On April 1, 1998, the Company transferred its interest in RO to RSVP.

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

Substantially all of RO's assets, liabilities, revenues and expenses relate to its investment in Dobie Center. Summarized financial information and a summary of RSVP's and RSI's investment/(deficit) in and share of income from RO at September 30, 1998 and December 31, 1997, respectively, is as follows:

Balance Sheets
                                                             September 30,      December 31,
                                                             1998               1997
                                                            -----------------  -----------------
Property and equipment, less accumulated
   depreciation                                             $     36,488,959   $     35,345,013
Other assets                                                      15,140,310          6,700,605
                                                            -----------------  -----------------
   Total Assets                                             $     51,629,269   $     42,045,618
                                                            =================  =================

Mortgage notes payable                                      $     46,560,000   $     20,280,500
Other liabilities                                                 10,010,079          5,195,624
                                                            -----------------  -----------------
   Total Liabilities                                              56,570,079         25,476,124
                                                            -----------------  -----------------
Minority interest - (deficit)/equity, respectively                (1,482,243)         4,915,462
                                                            -----------------  -----------------
Non-RSVP interest (deficit)/equity, respectively                  (2,350,558)         7,785,939
Net RSVP investment/(deficit) in RO, respectively                 (1,108,009)         3,868,093
                                                            -----------------  -----------------
Total Capital                                                     (3,458,567)        11,654,032
                                                            -----------------  -----------------
Total Liabilities and Capital                               $     51,629,269   $     42,045,618
                                                            =================  =================

Statement of Operations
                                                   For the three      For the nine
                                                   months ended       months ended
                                                   September 30,      September 30,
                                                   1998               1998
                                                  -----------------  -----------------
Rental income                                     $      2,272,511          6,622,953
Interest income                                            139,040   $        298,173
Other income                                               407,661            725,399
                                                  -----------------  -----------------
   Total Income                                          2,819,212          7,646,525
                                                  -----------------  -----------------
Property operating expenses                                506,987          1,526,124
General and administrative expenses                        970,809          2,773,040
Interest expense                                           645,367          1,388,005
Depreciation and amortization                              228,981            652,156
Non-recurring expense                                       43,540            103,780
                                                  -----------------  -----------------
   Total Expenses                                        2,395,684          6,443,105
                                                  -----------------  -----------------
Minority interest                                          127,058            361,026
                                                  -----------------  -----------------
Net income                                                 296,470            842,394
Less:  Non-RSVP share                                     (197,647)          (561,707)
Less:  RSI's share prior to April 1, 1998                     ----           (170,567)
                                                  -----------------  -----------------
RSVP's share of net income                        $         98,823   $        110,120
                                                  =================  =================

On August 27, 1998, the Company announced the formation of a joint venture between RSVP and Dominion, an Oklahoma-based, privately-owned group of companies that focuses on the development, acquisition and ownership of government occupied office buildings and correctional facilities. The new venture, Dominion Venture Group LLC (the "Venture"), is owned by RSVP-Dominion LLC, a subsidiary of RSVP, and by Burgess Services LLC, an entity owned and controlled by Calvin Burgess, President and Chief Executive Officer of Dominion. The Venture will engage primarily in acquiring, developing and/or owning government-occupied office buildings and privately-operated correctional facilities and related activities. Under the Operating Agreement, RSVP is to invest up to $100 million, some of which may be invested by ROP (together, the "RSVP Capital"), for capital requirements approved by RSVP.
RSVP funded its total capital contribution of $8,597,453 through draws under its PWRES preferred equity facility and RSI's credit facility with ROP. ROP contributed $10,065,338 in connection with the joint venture.

As of September 30, 1998, the excess of the Company's investment over its share of the equity in the underlying net assets of the Venture ("Excess Investment") was $163,285. This Excess Investment is being amortized over the life of the investment estimated at 25 years.

Summarized financial information and a summary of RSVP's investment in and share of income of the Venture is as follows:

Balance Sheet

                                                   September 30,
                                                   1998
                                                  ----------------

Property and equipment, less accumulated
   depreciation                                   $   118,986,856
Goodwill                                               14,417,542
Other assets                                            9,992,669
                                                  ----------------
     Total Assets                                 $   143,397,067
                                                  ================
Current liabilities                               $    30,042,458
Mortgage payable                                       29,879,626
                                                  ----------------
     Total Liabilities                                 59,922,084
                                                  ----------------
Minority interest                                      30,305,593
                                                  ----------------
Non-RSVP equity                                       44,571,937
Net RSVP investment in Venture                         8,760,738
Less: Excess investment                                 (163,285)
                                                  ----------------
Total Capital                                         53,169,390
                                                  ----------------
Total Liabilities and Capital                     $  143,397,067
                                                  ================

Statement of Operations

                                                   For the period
                                                   from August 27,
                                                   1998 to
                                                   September 30,
                                                   1998
                                                  ----------------
Construction revenue                              $     2,192,638
Other revenue                                           1,674,322
                                                  ----------------
     Total Revenue                                      3,866,960
                                                  ----------------

Cost of sales                                           2,796,587
General & administrative expense                          354,655
Depreciation expense                                      322,157
Interest expense                                          263,811
                                                  ----------------
     Total Expenses                                     3,737,210
                                                  ----------------

Minority interest                                         109,577
                                                  ----------------
Net income                                                 20,173
Less:  Non-RSVP share                                     (20,173)
                                                  ----------------
RSVP's share                                      $           ---
                                                  ================

On August 12, 1998, RSVP acquired through a wholly owned subsidiary a 45% interest in Assisted Living Investments, LLC ("ALI") for approximately $3.25 million. ALI is a joint venture that develops, leases, operates and finances Assisted Living Facilities. In addition, RSVP has agreed to contribute 80% of the equity of ALI, up to a maximum $16.0 million for a total maximum commitment of $19.25 million. RSVP has a priority on distributions from ALI. RSVP funded $7.5 million of its $19.25 million commitment upon the closing of the transaction. RSVP funded 50% of its capital contribution through draws under RSVP's preferred equity facility with PWRES. The remaining 50% capital contribution was funded through a draw under the RSVP facility (see note 5).

As of September 30, 1998, the excess of the Company's investment over its share of the equity in the underlying net assets of ALI ("Excess Investment") was $2,318,027. The Excess Investment is being amortized over the life of the investment estimated at 25 years.

Summarized financial information and a summary of RSVP's investment in and share of loss is as follows:

Balance Sheet

                                                   September 30,
                                                   1998
                                                  ----------------

Property and equipment, less accumulated
   depreciation                                   $    69,820,388
Other assets                                            5,245,610
                                                  ----------------
     Total Assets                                 $    75,065,998
                                                  ================
Note Payable                                      $    70,619,720
Other Liabilities                                       6,295,449
                                                  ----------------
     Total Liabilities                                 76,915,169
                                                  ----------------
Minority interest                                      (6,092,460)
                                                  ----------------
Net RSVP investment in ALI                              6,561,316
Less: Excess investment                                (2,318,027)
                                                  ----------------
Total Capital                                           4,243,289
                                                  ----------------
Total Liabilities and Capital                     $    75,065,998
                                                  ================

Statement of Operations

                                                   For the period
                                                   from August 12,
                                                   1998 to
                                                   September 30,
                                                   1998
                                                  ----------------
Total Operating Revenue                           $       686,380
                                                  ----------------
Operating expense                                       1,044,269
Other expense                                             131,067
Depreciation and amortization                             426,003
Interest expense                                          586,979
                                                  ----------------
     Total Expenses                                     2,188,318
                                                  ----------------
Net loss                                               (1,501,938)
Less:  Non-RSVP share                                    (563,227)
                                                  ----------------
RSVP share of net loss                            $      (938,711)
                                                  ================

The Company contributed $1.51 million to and acquired a 33 1/3% interest in RFG Capital Management Partners ("RFG Capital") whose sole net investment is a 76.09% interest in ACC, a student housing enterprise which owns, develops, constructs, manages and acquires, on-and off campus student housing projects. As of September 30, 1998, the excess of the Company's investment over its share of the equity in the underlying net assets of ACC ("Excess Investment") was $187,102. This Excess Investment is being amortized over the life of the investment estimated at 25 years. On April 1, 1998, the Company transferred its equity interest in ACC to RSVP.

Summarized financial information and a summary of RSVP's and the Company's investment in and share of loss from ACC at September 30, 1998 and December 31, 1997 respectively, is as follows:

Balance Sheets
                                                             September 30,      December 31,
                                                             1998               1997
                                                            -----------------  -----------------
Investment in leasehold estates, less accumulated
   depreciation                                             $     41,250,792   $     30,042,101
Other assets                                                       8,193,500          4,035,570
                                                            -----------------  -----------------
   Total Assets                                             $     49,444,292   $     34,077,671
                                                            -----------------  -----------------
Note payable                                                $     37,822,557   $     25,635,208
Other liabilities                                                  6,781,788          3,633,473
                                                            -----------------  -----------------
   Total Liabilities                                              44,604,345         29,268,681
                                                            -----------------  -----------------
Minority interest                                                    432,665            425,254
                                                            -----------------  -----------------
Non-RSVP equity                                                    2,938,188          2,922,491
Net investment in ACC                                              1,656,196          1,652,165
Less: Excess investment                                             (187,102)          (190,920)
                                                            -----------------  -----------------
Total Capital                                                      4,407,282          4,383,736
                                                            -----------------  -----------------
Total Liabilities and Capital                               $     49,444,292   $     34,077,671
                                                            =================  =================

Statement of Operations

                                                             For the three      For the nine
                                                             months ended       months ended
                                                             September 30,      September 30,
                                                             1998               1998
                                                            -----------------  -----------------
Rental income                                               $      1,249,278   $      3,252,910
Other income                                                         324,329            770,037
                                                            -----------------  -----------------
Total Income                                                       1,573,607          4,022,947
                                                            -----------------  -----------------
General and administrative expenses                                  888,305          1,722,362
Property operating expenses                                          231,362          1,146,479
Interest expense                                                     628,287          1,705,061
Depreciation                                                         192,685            518,053
                                                            -----------------  -----------------
Total Expense                                                      1,940,639          5,091,955
                                                            -----------------  -----------------
Minority interest                                                    (87,757)          (255,600)
                                                            -----------------  -----------------
Net loss                                                            (279,275)          (813,408)
Less:  Other non-RSVP share                                         (186,183)          (542,272)
Less:  RSI's share prior to April 1, 1998                               ----            (51,508)
Less:  RSVP's amortization of excess
   investment in ACC                                                  (1,909)            (3,818)
                                                            -----------------  -----------------
RSVP's share of net loss                                    $        (95,001)  $       (223,446)
                                                            =================  =================

RSI has contracted to acquire a 58.69% equity interest in On-Site Ventures, LLC ("On-Site"), a company that provides advanced telecommunications systems and services within commercial and residential buildings and/or building complexes. Under the terms of the contract, the Company has also committed to contribute $6.5 million to On-Site to fund certain capital costs of installing telecommunication systems and for working capital. Jon L. Halpern, a former director of Reckson, beneficially owns substantially all of the On-Site business prior to RSI's acquisition of an interest therein (and will own beneficially a 25.97% interest in On-Site assuming the Company acquires its 58.69% interest). The Company has advanced On-Site $4,125,000 through September 30, 1998 to fund certain operating costs. The advances are evidenced by loans convertible into equity interests in On-Site which bear interest at a rate of 12% per annum and mature on March 1, 1999. On May 18, 1998, the Company purchased a membership interest in On-Site equal to 1% of the aggregate membership interests.

In May 1998, the Company made an initial capital contribution of $300,000 for a 58.69% interest in On-Site Commerce and Content, LLC ("OCC"), a Company established to acquire and develop software products. As of September 30, 1998 OCC had no operations.

On April 1, 1998 the Company purchased Reckson's 9.9% equity interest in Reckson Executive Centers, LLC ("REC") for $200,000 and assumed debt of approximately $322,000. REC owns and operates executive office suite business in the New York tri-state area. All of REC's centers are located within buildings owned and operated by ROP. The Company has also loaned REC approximately $623,000 to fund purchases of certain business assets in connection with the operation of the executive centers. The loans accrue interest at 12%.

On August 11, 1998, RSVP acquired through a wholly owned subsidiary an interest in Gateway Development Group, LLC ("Gateway") with Gateway Management for approximately $377,000. Gateway is a start up entity that pursues opportunities in privatized military housing. Under the Operating Agreement, RSVP is to fund up to $650,000 entirely after which funding will be allocated 90% to RSVP and 10% to Gateway Management. At September 30, 1998, RSVP recognized a loss of $(32,159), based upon capital invested in proportion to total capital.

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

On August 4, 1998, the Board adopted a "broad based" stock option plan for the purpose of awarding options to non-executive officers and new hires. Pursuant to such plan, 100,000 of the Company's authorized shares have been reserved for issuance.

On August 4, 1998, the Company granted options to purchase 455,564 shares at an exercise price of $2 per share, which approximates market value at the time of the grant. Therefore, no compensation expense was recognized.

The following is the Company's reconciliation of the numerators and denominators of the basic and diluted net loss per weighted average common share computations and other related disclosures required by FAS Statement 128:

The following table set forth the computation of basic and diluted earnings per share:

                                                   Three         Nine
                                                   Months        Months
                                                   Ended         Ended
                                                   September     September
                                                   30, 1998      30, 1998
                                                  ------------  -------------
Numerator:
Net loss                                          $(1,244,001)  $ (2,369,686)
                                                  ------------  -------------
Numerator for basic and diluted
earnings per share                                 (1,244,001)    (2,369,686)
                                                  ------------  -------------
Denominator:
Denominator for basic earnings per
share - weighted average shares                    24,685,514     11,097,619
                                                  ------------  -------------
Basic and diluted earnings per common share:
  Basic and diluted net loss per common share     $     (0.05)  $      (0.21)
                                                  ------------  -------------

5. 	TRANSACTIONS WITH RELATED PARTIES

Included in affiliate receivables on the accompanying balance sheet is an unsecured loan of $666,666 to RFG Capital, an entity which is owned evenly at 33 1/3% by the Company, Jon L. Halpern, and an independent third party investor. The note bears interest at 12% per annum.

On June 15, 1998, RSI established a credit facility (the "RSI Facility") with ROP in the amount of $100 million for RSI's service sector operations and other general corporate purposes. ROP has advanced the Company $109,889 at September 30, 1998. These advances bear interest at 12% per annum.

On June 15, 1998, RSI established a credit facility of $100 million ("RSVP Facility") with ROP for funding RSVP investments. The amount available under RSVP Facility is reduced by any amount invested by ROP in joint ventures with RSVP. As of September 30, 1998, ROP has advanced RSI $6,594,318 under the RSVP Facility and has invested $10,065,338 in joint ventures with RSVP.

RSI has obtained an option from Reckson Management Group, Inc. ("RMG"), a company in which ROP owns a 97% non-voting equity interest to acquire a majority equity interest in a privately held national executive office suites business. The Company's option to acquire this equity interest has a five year term.

In February 1998, RSVP Holdings, LLC, entered into employment agreements with the two managing directors of RSVP. The agreements provide for a base salary of $500,000 and have a seven-year term. In addition to the base salary each managing director has received from the Company a $3.0 million grant of common stock of Reckson (the "Reckson Stock") which will vest equally over five years. The Reckson Stock was purchased by the Company and contributed to RSVP Holdings, LLC. In addition, in April 1998, the Company advanced each managing director a tax loan of $1.44 million in connection with the grant of Reckson stock. These loans bear interest at 8% per annum and are due in April, 2003 and are secured by the Reckson stock. Additionally, it is anticipated that New World will receive transaction fees of up to $1 million per year related to identifying RSVP investment opportunities. In August of 1998, $1 million of such fees were paid to New World by third parties.

RSI and Reckson Standby, LLC (the "Standby Purchaser") (an entity owned by several members of management), entered into a Standby Agreement pursuant to which the Standby Purchaser agreed to purchase, and RSI agreed to sell, any and all shares of RSI common stock that were the subject of Subscription Rights in the Rights Offering but were not subscribed for by the Holders on the Expiration Date at the Exercise Price. Pursuant to the Standby Agreement, in July 1998, the Standby Purchaser acquired 7,111,650 shares of RSI common stock for an aggregate purchase price of approximately $7,325,000.

The Company is entitled to an annual asset management fee of $2 million with respect to RSVP, of which $1.5 million is subordinate to PWRES receiving an annual minimum rate of return of 16% and a return of its capital. The unsubordinated amount for the period March 5, 1998 to September 30, 1998 of $291,666 is included in affiliate receivables on the accompanying balance sheet.

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

7. SUBSEQUENT EVENTS

On October 5, 1998, the interests in Reckson Executive Centers, LLC were reorganized. As part of this reorganization the 9.9% membership interest held by the Company in Reckson Executive Centers LLC was contributed to Reckson Executive Centers Inc., in exchange for 75% of the common stock of such corporation.

On November 9, 1998, the Company exercised its option to acquire a majority interest in Interoffice Superholdings Corporation (the "Interoffice Interest"), a holding company which owns and operates approximately 36 nationally located executive office suites centers. The Interoffice Interest was formerly held by RMG. The purchase price paid by the Company to RMG was approximately $14.9 million.

On November 9, 1998, each of Interoffice Superholdings Corporation and Reckson Executive Centers, Inc. executed a definitive merger agreement with Alliance National Incorporated ("Alliance"), a holding company which owns and operate approximately 90 national located executive office suites centers. The stockholders of Interoffice Superholdings Corporation and Reckson Executive Centers Inc. will receive shares of the Series C Preferred Stock of Alliance which will represent approximately 40% of the equity interest in Alliance.
The Company will own approximately 56% of such securities or approximately
22.4% of Alliance. The holders of the Series C Preferred Stock will have the right to appoint four of the ten members of the Board of Directors and specified preemptive rights. In connection with such mergers, the holders of the Series
C Preferred Stock will enter into a Stockholders Agreement between Alliance and the other securityholders named therein providing specified rights and obligations with respect to the securities of Alliance, including without limitation, the right of first refusal with respect to proposed transfers, prohibitions of transfers to competitors and the right to require Alliance to purchase such securities at the fair market value upon certain circumstances.

The closing of the mergers is subject to certain third-party consents and approval under the Hart-Scott-Antitrust Improvements Act of 1976, as amended.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the accompanying Financial Statements of Reckson Service Industries, Inc. (the "Company" or "RSI") and related notes thereto.

The Company considers certain statements set forth to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, with respect to the Company's expectations for future periods. Certain forward-looking statements, including, without limitation, statements relating to the ability to identify and acquire interests in commercial services companies, the financing of the Company's operations, the timing and success of such acquisitions and the ability to integrate and manage effectively its various acquisitions, involve certain risks and uncertainties. Although the Company believes that the expectation reflected in such forward-looking statements are based on reasonable assumptions, the actual results may differ materially from those set forth in the forward-looking statements and the Company can give no assurance that its expectations will be achieved. Certain factors that might cause the results of the Company to differ materially from those indicated by such forward-looking statements include, among other factors, general economic conditions, a lack of attractive business opportunities or suitable acquisitions, the Company's dependence upon financing from Reckson Operating Partnership, L.P.("ROP"), conflicts of interest of management, competition for targeted acquisitions and the ability to otherwise finance business opportunities. Consequently, such forward-looking statements should be regarded solely as reflections of the Company's current operating and development plans and estimates. These plans and estimates are subject to revision from time to time as additional information becomes available, and actual results may differ from those indicated in the referenced statements.

OVERVIEW AND BACKGROUND

The Company's primary business is to create and manage a system of interrelated services to be offered to ROP, ROP's tenants and tenants of the Company's executive suite businesses (the "Reckson Customer Base") and third parties in the general marketplace through a centralized infrastructure. The Company's growth strategy is to acquire primarily established businesses within each of its targeted service sectors, and, where appropriate, to retain the existing management of such businesses ("Service Platforms"). Specifically, the Company seeks opportunities for which there is broad demand in the Reckson Customer Base, strong entrepreneurial management, a reputation for high quality services and growth potential. Such Service Platform investment will serve as a basis for future acquisitions in such sectors. The Company will establish Service Platforms that present significant opportunities to provide commercial services to the Reckson Customer Base and other third parties. Currently, the Reckson Customer Base retains third parties to provide many services for their day-to-day operations. Of these services, the Company may seek to provide the Reckson Customer Base with telecommunications, document storage, document reproduction and logistics services (i.e., inventory services, messenger services and delivery services), as well as with other services that the Company determines may be utilized by the Reckson Customer Base. The Company will seek growth in each Service Platform by (i) accessing the Reckson Customer Base as an anchor for growth opportunities in ROP's markets, (ii) integrating each Service Platform into RSI's centralized infrastructure and
(iii) acquiring similar businesses or making additional investments within such Service Platform.

ROP and RSI have entered into an intercompany agreement (the "Reckson Intercompany Agreement") to formalize their relationship and to limit conflicts of interest. Under the Reckson Intercompany Agreement, RSI granted ROP a right of first opportunity to make any Real Estate Investment Trust ("REIT") -qualified investment that becomes available to RSI. In addition, if a REIT-qualified investment opportunity becomes available to an affiliate of RSI, including RSVP, the Reckson Intercompany Agreement requires such affiliate to allow ROP to participate in such opportunity to the extent of RSI's interest.

Under the Reckson Intercompany Agreement, ROP granted RSI a right of first opportunity to provide commercial services to ROP and its tenants. RSI will provide services to ROP at rates and on terms as attractive as either the best available for comparable services in the market or those offered by RSI to third parties. In addition, ROP will give RSI access to its tenants with respect to commercial services that may be provided to such tenants and, under the Reckson Intercompany Agreement, subject to certain conditions, ROP granted RSI a right of first refusal to become the lessee of any real property acquired by ROP if ROP determines that, consistent with Reckson's status as a REIT, it is required to enter into a "master" lease agreement.

In February 1998, RSVP Holdings, LLC, the managing member of Reckson Strategic Venture Partners ("RSVP") entered into employment agreements with two highly experienced real estate professionals (the "Managing Directors"). The agreements provide for a base salary of $500,000 and have a seven-year term. In addition to the base salary each Managing Director has received from the Company a $3.0 million grant of common stock of Reckson Associates Realty Corp. ("Reckson"), (the "Reckson Stock") which will vest equally over five years. The Reckson Stock was purchased by the Company and contributed to RSVP Holdings, LLC. In addition, in April 1998, the Company advanced each Managing Director a tax loan of $1.44 million in connection with the grant of Reckson stock. These loans bear interest at 8% per annum and are due in April, 2003. The Company is a managing member and 100% owner of the common equity of RSVP Holdings, LLC. New World Realty LLC ("New World"), an entity owned by the Managing Directors, acts as a managing member of RSVP Holdings, LLC and owns a carried interest which provides for the Managing Directors to receive a share in the profits of RSVP after the Company and Paine Webber Real Estate Securities ("PWRES"), the preferred equity investor, have received certain minimum returns and a return of capital. In addition, New World will receive transaction fees of up to $1 million a year related to identifying RSVP investment opportunities. In August of 1998, $1 million of such fees were paid to New World by third parties.

On November 9, 1998, the Company executed a definitive agreement for the merger of its executive suites businesses, Reckson Executive Centers, Inc. ("REC") and Interoffice Superholdings Corporation ("Interoffice"), with Alliance National, Incorporated ("Alliance"). The stockholders of REC and Interoffice will receive shares of Series C preferred stock of Alliance representing approximately 40% of the aggregate equity interest in Alliance. The holders of Series C preferred stock will be entitled to appoint four of the ten members of the Board of Directors and have specified voting and preemptive rights. Consummation of the mergers are subject to approval of Hart-Scott-Rodino Antitrust Improvement Act.

RESULTS OF OPERATIONS

The Company commenced operations on July 15, 1997 and had minimal start up activity through September 30, 1997.

For the three months ended September 30, 1998 the Company reported a net loss of ($1,244,001). Total revenues include (i) equity in loss of RSVP Holdings, LLC of ($770,964) and, (ii) equity in loss of On-Site of ($15,411), (iii) equity in earnings of REC of $9,250, (iv) management fee income of $125,000 and (v) interest income of $411,802 relating to loans made to certain affiliates. The Company also reported total expenses of $1,003,678 which substantially represents interest, payroll and office costs.

For the nine months ended September 30, 1998 the Company reported a net loss of $(2,369,686). Total revenues include (i) equity in earnings of RO of $170,567 and represented the Company's 33 1/3 % interest in a joint venture that own a 70% interest in Dobie Center, L.P. an entity which owns the Dobie Center Student Housing Facility located in Austin, Texas, through March 31, 1998, (ii) equity in loss of American Campus Communities, a student housing company ("ACC") of $(51,508) through March 31, 1998, (iii) equity in loss of RSVP Holdings, LLC of ($1,389,438) and (iv) equity in loss of On-Site of ($20,144), (v) equity in earnings of REC of $6,739, (vi) management fee income of $291,666 and (vii) interest income of $552,734 relating to loans made to certain affiliates. The Company also reported total expenses of $1,930,302 which substantially represents interest, payroll and office costs.

LIQUIDITY AND CAPITAL RESOURCES

In connection with the formation and capitalization of RSI, ROP contributed $4,256,324 to RSI for a 95% non-voting equity interest. Simultaneously, certain officers of Reckson contributed $224,017 of subscription notes to RSI in exchange for a 5% voting equity interest, which subscription notes were repaid. On June 11, 1998, ROP distributed its 95% of the common stock of RSI (the "Distribution") to its unit holders of record on May 26, 1998. Immediately prior to the Distribution, the shares of non-voting common stock held by ROP were exchanged by RSI for RSI common shares. Each share of the Company's Common Stock issued in the Distribution was accompanied by one Preferred Share Purchase Right. Simultaneously, Reckson distributed 100% of the RSI common shares received from the distribution to its common stockholders of the same record date. In addition, simultaneously with the Distribution, the Company issued rights to its stockholders to subscribe for the purchase of 20,557,130 additional shares of common stock of the Company at a purchase price of $1.03.

Immediately after the Distribution of RSI common stock, RSI granted to its stockholders (collectively, "Holders") one Subscription Right for each share of RSI common stock. Each Subscription Right entitled the Holder to purchase one share of RSI common stock at a purchase price of $1.03 per share (the "Exercise Price") and, at the election of such Holder, four additional shares (but not less than four additional shares) at a purchase price of $1.03 per share. Holders of Subscription Rights had the opportunity to acquire up to an aggregate of approximately 20,557,130 shares of RSI common stock. RSI and Reckson Standby, LLC (the "Standby Purchaser") (an entity owned by several members of management), entered into a Standby Agreement pursuant to which the Standby Purchaser agreed to purchase, and RSI agreed to sell, any and all shares of RSI common stock that are the subject of Subscription Rights in the Rights Offering but are not subscribed for by the Holders on the Expiration Date at the Exercise Price. The proceeds from the stand-by purchaser were approximately $7,325,000. RSI received aggregate proceeds from the rights offering of approximately $21,153,000. RSI has utilized funds raised in the rights offering for the financing of its operations.

On June 15, 1998, RSI established a credit facility (the "RSI Facility") with ROP in the amount of $100 million for RSI's service sector operations and other general corporate purposes. On the same date, RSI established a separate credit facility with ROP for funding of investments of up to $100 million with or in RSVP (the "RSVP Facility"), through (i) loans for the funding of RSVP investments prior to the Distribution, (ii) RSVP-controlled joint venture REIT-Qualified Investments, or (iii) advances made to RSI subsequent to the Distribution. Advances under the RSVP Facility in excess of $25 million in respect of any single platform are subject to approval by Reckson's board of directors, while advances under the RSI Facility in excess of $10 million in respect of any single investment in a Service Platform, as well as advances for investments in opportunities in non-commercial services, are subject to approval by Reckson's board of directors, or a committee thereof. The RSI and RSVP Facilities (the "Credit Facilities") each have a term of five years and advances thereunder are recourse obligations of RSI. Interest accrues on advances made under the Credit Facilities at a rate equal to the greater of
(i) the prime rate plus 2% and (ii) 12% per annum, with the rate referred to in clause (iii) increasing annually at a rate of 4% of the prior year's rate. Prior to maturity, interest is be payable quarterly but only to the extent of net cash flow and on an interest-only basis and is prepayable without penalty at the option of RSI. As long as there are outstanding advances under the Credit Facilities, RSI is prohibited from paying dividends on any shares of its capital stock. The Credit Facilities are subject to certain other covenants and will prohibit advances thereunder to the extent such advances could, in the determination of Reckson, endanger Reckson's status as a REIT. Additional indebtedness may be incurred by subsidiaries of RSI. As of September 30, 1998, $109,889 was outstanding under RSI Facility, and approximately $16.7 million was advanced by ROP under the RSVP Facility of which approximately $10.1 million represents an investment by ROP in RSVP joint ventures and approximately $6.6 million represents outstanding borrowings.

Additionally, RSVP has obtained the Paine Webber Equity Facility from PWRES which provides for the investment by PWRES of up to $200 million in RSVP in the form of preferred equity, subject to certain conditions. Amounts available under the Paine Webber Equity Facility have been used by RSVP to make investments consistent with its business objectives and to fund working capital. Under the terms of the Paine Webber Equity Facility, RSVP is subject to various covenants and events of default and related remedies. Such remedies include increased control rights of PWRES over the operation of RSVP under certain circumstances. Advances under the Paine Webber Equity Facility will be partially funded by an investment fund that is jointly sponsored by financier George Soros and PWRES. In addition, PWRES and such investment fund will receive a priority or preferred distribution from RSVP prior to the distribution of cash to RSI. As of September 30, 1998, PWRES has contributed $34,840,312.

The Company utilizes the advances under the RSI Facility primarily to make investments in operating companies that provide services directed towards occupants of office, industrial and other property types. The Company may make additional investments in these operating companies to accommodate their respective growth plans. The Company's investments in interests in operating companies are anticipated to produce net cash flow as a result of their operating activities although the level and timing of net cash flow for each investment in the short term and long term may vary based upon the stage of the respective operating companies growth cycle. The Company targets investments in operating companies that will produce net cash flow in the long term. Net cash flow produced by the Company's investments will be used for debt service under the RSI Facility and for the Company's operating costs.
The Company expects to meet its short term liquidity requirements generally through its net cash flow produced by its operations along with the remaining proceeds from the rights offering and advances under the RSI Facility. The Company expects that it will refinance indebtedness under the RSI Facility at maturity or retire such debt through the issuance of debt securities or equity securities, although there can be no assurance that the Company will be able to refinance or retire such indebtedness. The Company anticipates that cash on hand, from remaining proceeds of the rights offering and net cash flows from operating activities, together with cash available from borrowings under the RSI Facility, will be adequate to meet the capital and liquidity requirements of the Company in both the short and long term.

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

IMPACT OF YEAR 2000

Some of the Company's older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognizes a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculation causing disruptions of operations, including, among other things, a temporary inability to process transactions, or engage in similar normal business activities.

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

The year 2000 project is estimated to be completed not later than July 31, 1999, which is prior to any anticipated impact on its operating systems. Additionally, the Company has received assurances from its contractors that all of the Company's building management and mechanical systems are currently year 2000 compliant or will be made compliant prior to any impact on those systems. However, the Company cannot guarantee that all contractors will comply with their assurances and therefore, the Company may not be able to determine year 2000 compliance of those contractors. At that time, the Company will determine the extent to which the Company will be able to replace non compliant contractors. The Company believes that with modifications to existing software and conversions to new software, the year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not complete timely, the year 2000 issue could have a material impact on the operations on the Company.

The costs of the project and the date on which the Company believes it will complete the year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantees that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and costs of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

If the Company is not successful in implementing their year 2000 compliance plan, the Company may suffer a material adverse impact on their results of operations and financial condition. Because of the importance of addressing the year 2000 issue, the Company expects to develop contingency plans if they determine that the compliance plans will not be implemented by July 31, 1999.

INFLATION

The privatization, assisted living and student housing sectors are subject to incremental rent increases each year. The Company believes that inflationary increases will be offset by these rent increases.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - None
Item 2.  Changes in Securities and uses of Proceeds
         The Company's Registration Statement on Form S-1 (File No. 333-44419) with respect to the spin-off distribution of its shares and the registration of 20,557,130 shares of the Company's common stock in connection with the Rights Offering, was declared effective by the Securities and Exchange Commission on May 13, 1998. In connection with the Rights Offering, which expired on June 29, 1998, the Company sold 20,557,130 shares of common stock for aggregate proceeds of $21.1 million. The estimated net proceeds of the Rights Offering totaled approximately $20.4 million after deducting estimated expenses of approximately $.8 million As of September 30, 1998, the Company had used approximately $17.7 million of the net proceeds of the Rights Offering to repay indebtedness
         (and related interest) to ROP, approximately $1 million to acquire its interest in On-Site as described in this Quarterly Report on Form 10-Q and approximately $.5 million to pay operating and other expenses.
Item 3.  Defaults Upon Senior Securities - None
Item 4.  Submission of Matters to a Vote of Securities Holders - None
Item 5.  Other information - None
Item 6.  Exhibits and Reports on Form 8-k
         a)  Exhibits and Reports on Form 8-k
         b) During the three months ended September 30, 1998, the registrant filed the following reports:

         Form 8-k, dated August 21, 1998. Relating to RSVP's purchase of a 45% membership interest in Assisted Living Investments, LLC.

         Form 8-k, dated August 27, 1998. Relating to the formation of a joint venture (Dominion Venture Group, LLC) between RSVP and Dominion.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            RECKSON SERVICE INDUSTRIES, INC.
                            Registrant

November 11, 1998             /s/  Scott H. Rechler
Date                        Scott H. Rechler, President,
                            Chief Operating Officer and Director
                            (Principal Executive Officer)

November 11, 1998             /s/  Michael Maturo
Date                        Michael Maturo, Executive Vice President
                            and Chief Financial Officer
                            (Principal Financial and Accounting
                             Officer)