Form 10-K
period 1998-12-31
RECKSON SERVICES INDUSTRIES INC
filed 1999-03-31
CIK 1052743

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-K

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998 OR

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to ----------------
        -------------

                        Commission File Number 001-14183
                             ----------------------

                        RECKSON SERVICE INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)


          Maryland                                11-3233650
 (State or other jurisdiction of               (I.R.S. Employer
  incorporation or organization)              Identification No.)

      225 Broadhollow Road,                         11747
         Melville, NY                             (Zip Code)
    (Address of principal
      executive offices)

       Registrant's telephone number, including area code: (516) 719-7400
                             ----------------------

           Securities registered pursuant to Section 12(b) of the Act:


   Title of each class                       Name of Each Exchange on
                                                Which Registered
   -------------------                       ------------------------
Common Stock, $.01 par value                   OTC Bulletin Board

        Securities registered pursuant to Section 12(g) of the Act: None
                             ----------------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ ]

     The aggregate market value of the shares of common stock held by non-affiliates was approximately $77,752,142 based on the average of the closing bid and ask prices on the OTC Bulletin Board for such shares on March 24 ,1999.

         The number of the Registrant's shares of common stock outstanding was 24,686,834 as of March 24,1999.



                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Shareholder's Meeting to be held June 24,1999 are incorporated by reference into Part III.

================================================================================

TABLE OF CONTENTS


                                                                    Form 10-K
   Item No.                                                         Report Page
--------------                                                  ----------------

                                                     PART I
1.   Business.......................................................... I-1
2.   Properties........................................................ I-6
3.   Legal Proceedings................................................. I-6
4.   Submission of Matters to a Vote of Security
     Holders........................................................... I-6

                                           PART II
5.   Market for Registrant's Common Equity and Related
     Stockholder Matters............................................... II-1
6.   Selected Financial Data........................................... II-2
7.   Management's Discussion and Analysis of Financial Condition and
        Results of Ooperations......................................... II-3
7a.  Quantitative and Qualitative Disclosures about Market
        Risk........................................................... II-9
8.   Financial Statements and Supplementary Data....................... II-9
9.   Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure............................ II-9

                                          PART III
10.  Directors and Executive Officers of the Registrant................III-1
11.  Executive Compensation............................................III-1
12.  Security Ownership of Certain Beneficial Owners
        and Management................................................ III-1
13.  Certain Relationships and Related Transactions................... III-1

                                           PART IV
14.  Financial Statements and Schedules, Exhibits and
        Reports on Form 8-K............................................ IV-1

ITEM 1.     BUSINESS

General

Reckson Service Industries ("RSI" or the "Company"), a business service provider, was formed on July 15, 1997 by Reckson Associates Realty Corp. ("Reckson"), to create, operate and manage a system of inter-related business services offered for sale to its customer pool which currently includes business customers of Reckson Operating Partnership, L.P. ("ROP") a commercial real estate owner, Advantis, the Company's executive suite business, On-Site Ventures, LLC, ("On-Site") the Company's telecommunications business, Reckson Strategic Venture Partners, LLC ("RSVP") (collectively, the "RSI Customer Pool") and third parties in the general marketplace through a centralized infrastructure. The Company's growth strategy is to acquire or form strategic alliances with established businesses with strong entrepreneurial management and a reputation for high quality services within each of its targeted business service sectors ("Business Service Platforms"). Specifically, the Company seeks opportunities to provide business services for which there is broad demand in the RSI Customer Pool. Such Business Service Platform investment or alliance serves as a basis for sale and delivery of business services to the RSI Customer Pool. The Company believes the RSI Customer Pool will attract exceptional investment opportunities and strategic alliances which can capitalize on enhanced revenue opportunities through a cross selling effort. The Company will establish Business Service Platforms that present significant opportunities to provide business services to the RSI Customer Pool and third parties. Currently, the RSI Customer Pool retains third parties to provide many business to business services for their day-to-day operations. Of these services, the Company may seek to provide the RSI Customer Pool with telecommunications, outsourced business services, E-commerce and content, executive suites and concierge services, as well as other business services that the Company determines may be utilized by the RSI Customer Pool. The RSI Customer Pool consists of small to medium size businesses as well as the mobile workforce of large corporations. RSI seeks to provide the RSI Customer Pool with high quality value-added business services meeting all of their outsourcing needs and providing them with resources to successfully compete in the marketplace. The Company will seek growth in each Business Service Platform by (i) accessing the RSI Customer Pool as an anchor for growth opportunities, (ii) integrating each Business Service Platform into RSI's centralized infrastructure and (iii) acquiring similar businesses, forming strategic alliances or making additional investments within such Business Service Platform.

In connection with the initial capitalization of RSI, ROP contributed $4,256,324 for a 95% non-voting equity interest and certain members of Reckson management contributed notes of $224,017 to the Company in exchange for a 5% voting ownership interest. On October 29, 1997 the notes were repaid.

On June 11, 1998, ROP distributed its 95% of the common stock of RSI to its unit holders of record on May 26, 1998 (the "Distribution"). Immediately prior to the Distribution, the shares of non-voting common stock held by ROP were exchanged by RSI for RSI common shares. Each share of the Company's common stock issued in the Distribution was accompanied by one preferred share purchase right. Simultaneously, Reckson distributed 100% of the RSI common shares received from the Distribution to its common shareholders of the same record date. In addition, simultaneously with the Distribution, the Company issued rights to its stockholders to subscribe for the purchase of additional shares of common stock of the Company.

Immediately after the distribution of RSI common stock, RSI granted to its stockholders (each a "Holder") one subscription right for each share of RSI common stock. Each subscription right entitled the Holders to purchase one share of RSI common stock at a purchase price of $1.03 per share (the "Exercise Price") and, at the election of such Holder, four additional shares (but not less than four additional shares) at a purchase price of $1.03 per share. A Holder of subscription rights had the opportunity to acquire up to an aggregate of approximately 20,557,130 shares of RSI common stock. RSI and Reckson Standby, LLC (the "Standby Purchaser") (an entity owned by several members of management), entered into a standby agreement pursuant to which the Standby Purchaser agreed to purchase, and RSI agreed to sell, any and all shares of RSI common stock that were the subject of subscription rights in the rights offering but were not subscribed for by a Holder on the expiration date at the Exercise Price. The proceeds from the StandBy Purchaser were approximately $7,325,000. RSI received net proceeds from the rights offering of approximately $19,852,000. In connection with the Company's initial capitalization the Company obtained, from ROP a five year $100 million unsecured credit facility (the "RSI Facility"). The RSI Facility bears interest at a rate equal to the greater of the prime rate plus 2% and (i) 12% per annum with the rate in this clause (ii) increasing annually on outstanding borrowings at the rate of 4% per year over the prior year's rate.

ROP and RSI have entered into an intercompany agreement (the "ROP Intercompany Agreement") to formalize their relationship and to limit conflicts of interest. Under the ROP Intercompany Agreement, RSI granted ROP a right of first opportunity to make any Real Estate Investment Trust ("REIT")-qualified investment that becomes available to RSI. In addition, if a REIT-qualified investment opportunity becomes available to an affiliate of RSI, including RSVP, the ROP Intercompany Agreement requires such affiliate to allow ROP to participate in such opportunity to the extent of RSI's interest.

Under the ROP Intercompany Agreement, ROP granted RSI a right of first opportunity to provide business services to ROP and its tenants. RSI is required to provide services to ROP at rates and on terms as attractive as either the best available for comparable services in the market or those offered by RSI to third parties. In addition, ROP is required to give RSI access to its tenants with respect to business services that may be provided to such tenants and, under the ROP Intercompany Agreement, subject to certain conditions, ROP granted RSI a right of first refusal to become the lessee of any real property acquired by ROP if ROP determines that, consistent with Reckson's status as a REIT, it is required to enter into a "master" lease agreement.

RSI Fund Management, LLC a wholly owned subsidiary of RSI, is a managing member of RSVP Holdings, LLC ("Holdings"), the managing member of RSVP, a real estate venture capital fund formed to invest in real estate and real estate-related operating companies outside of Reckson's core interests. RSVP will invest in established entrepreneurial enterprises with experienced management teams in market sectors which are in the early stages of their growth cycle or offer unique circumstances for attractive investments as well as platforms for future growth ("RSVP Investments"). ROP has committed $100 million to be invested in RSVP Investments (the "RSVP Facility"). Paine Webber Real Estate Securities, Inc. ("PWRES") is a non-managing member and holds a preferred interest in RSVP. PWRES has committed $200 million in capital (the "PWRES Equity Facility") and shares 66 2/3% in profits and losses of RSVP, subject to a maximum internal rate of return ("IRR") of 16% of invested capital. On April 24, 1998, PWRES assigned 25% of its preferred equity interest in RSVP, representing an unfunded capital committment of $50 million to Stratum Realty Fund, LLC ("Stratum"). The assignment provides Stratum with similar rights and privileges. Excess returns over 16% on the PWRES Equity Facility is to be distributed to Holdings. On March 17, 1999, PWRES transferred all of its rights, title and interest on its invested capital to date in RSVP to Stratum.

Holdings has retained two managing directors (the "RSVP Managing Directors") to manage the day-to-day operations of RSVP, subject to the strategic direction of RSI. New World Realty, LLC ("New World"), an entity owned by the RSVP Managing Directors acts as a managing member of Holdings. The Holdings operating agreement (the "Managing Member Operating Agreement") provides for the payment to New World of distributions out of the cash flow of Holdings, after RSI and affiliated persons have received a return of their capital contributions to RSVP investments plus a 12% IRR thereon, of $15 million and, thereafter, a share of cash flows ranging from 15% to 27.75% based upon the IRR received by RSI and affiliated persons above 12% in respect of RSVP investments. The Managing Member Operating Agreement obligates RSI to contribute 100% of the capital contributions to be made by Holdings to RSVP in an amount up to $100 million. In the event that RSI defaults in making its capital contributions, distributions of cash to RSI will be subordinated to certain distributions to New World and RSI's management rights will be reduced and RSI will be obligated to purchase, at the election of New World, a portion of New World's interest in Holdings for a minimum of $15 million. At the termination of RSVP, New World has a right of first refusal to purchase any RSVP investment proposed for sale. New World will also be entitled to one-half of any asset management fee earned by Holdings from ROP. Additionally, it is anticipated that New World will receive transaction fees of up to $1 million a year for identifying investment opportunities for RSVP.

The Company's executive offices are located at 225 Broadhollow Road, Melville, New York 11747 and its telephone number at that location is (516) 719-7400. At December 31, 1998, the Company had approximately 13 employees.

Recent Developments
-------------------

Investment Activities
---------------------

Set forth below is a brief description of the Company's major investment activities during 1998:

Executive Office Suites
------------------------

On April 1, 1998, the Company acquired a 9.9% membership interest in Reckson Executive Centers, LLC ("REC, LLC") for $200,000 from ROP and assumed debt of approximately $322,000. On October 5, 1998, the Company contributed its interest in REC, LLC to Reckson Executive Centers, Inc. ("REC") in exchange for 75% of the common stock of REC.

On November 9, 1998, the Company acquired a majority interest in Interoffice SuperHoldings Corporation ("Interoffice"), a nationally operated executive office suite business. The aggregate purchase price paid by the Company was approximately $20.5 million, and was financed through borrowings under the RSI Facility. The Company also acquired receivables related to certain advances made to certain other stockholders of Interoffice for approximately $10.3 million. Such receivables are secured by the shares held by these stockholders.

On January 8, 1999, Interoffice (36 executive office suite centers) and REC (8 executive office suite centers) merged with Alliance National Incorporated, a holding company which owns and operates approximately 90 nationally located executive office suite centers.The merged company changed its name to Advantis. The stockholders of Interoffice and REC received shares of the Series C Preferred Stock of Advantis which represent approximately
40% of the equity interest in Advantis. The Company thereafter owned approximately 23% of Advantis. The holders of the Series C Preferred Stock have the right to appoint four of the ten members of the Board of Directors of Advantis, including Chairman of the Board and received specified preemptive rights and other specified rights. RSI and the other stockholders of Interoffice hold the Series C Preferred Stock received in respect of the merger of Interoffice through Interoffice Superholdings, LLC ("IS LLC"), a newly formed Delaware limited liability company of which RSI is the sole managing member. RSI also holds the Series C Preferred Stock received in respect of the merger of REC through Reckson Office Centers, LLC, a newly formed Delaware limited liability company of which a subsidiary of RSI is the managing member.

Advantis and RSI have also entered into an intercompany agreement pursuant to which RSI has the opportunity to be the exclusive provider of certain business services to Advantis, provided certain third party and "most-favored nation" conditions are satisfied.

RSI acquired certain ownership rights related to the Series C Preferred Stock of Advantis from a stockholder of Interoffice which provided the Company with enhanced governance rights for $6.5 million. In addition, the Company paid $3.5 million to another stockholder of Interoffice for an option to purchase that stockholders effective interest in the Series C Preferred Stock for a purchase price of $6.75 million. If the option is not exercised, the stockholder has the right to sell such interests to the Company at fair value, as determined in accordance with the applicable agreement. A significant number of items presented to the Advantis Board will require the separate approval of a majority of the representatives of the Series

C Preferred Stock on the Board, including significant acquisitions, sale or leasing of assets, approval of Advantis's annual operating budget, certain borrowings and capital expenditures by Advantis, the hiring or termination of senior executives and other matters. The holders of Series C Preferred Stock also have the right to appoint half of the members of the executive and audit committees of the Board. The preferred stockholders of Advantis (including the holders of Advantis' Class A Preferred Stock, Class B Preferred Stock and Class C Preferred Stock) were granted super-majority voting rights with respect to certain corporate actions, including the issuance of equity securities, changes to the charter documents of Advantis and other matters.

Telecommunications
------------------

The Company currently has a 1% interest and holds a subordinated note convertible into a 58.69% equity interest in On-Site, a company that provides advanced telecommunications systems and services within commercial and residential buildings and/or building complexes. The Company has advanced On-Site $6.5 million through December 31, 1998 to fund certain operating costs under the terms of the subordinated note. The loan bears interest at a rate of 12% per annum. In May 1998, the Company made an initial capital contribution of $300,000 for a 58.69% interest in On-Site Commerce and Content, LC ("OCC"), a Company established to acquire and develop software products. As of December 31, 1998 OCC had no operations.

Real Estate Venture Capital Fund
--------------------------------

On August 11, 1998, RSVP, through a wholly owned subsidiary, formed a joint venture, Gateway Development Group, LLC ("Gateway"), with Gateway Management Group. Gateway is a start up entity that pursues opportunities in privatized military housing. During 1998, RSVP contributed $549,238 to Gateway. The Company is uncertain whether it will recover its invested dollars from Gateway's future cash flows. At December 31, 1998, RSVP has recognized a loss of $650,531 which includes a reserve for their total contributed dollars and investment costs of $101,293.

On August 12, 1998, RSVP acquired, through a wholly owned subsidiary a 45% interest in Assisted Living Investments, LLC ("ALI") for approximately $3.25 million. ALI is a joint venture that develops, leases, operates and finances assisted living facilities. In addition, RSVP has agreed to contribute 80% of the equity of ALI, up to a maximum $16.0 million for a total maximum commitment of $19.25 million. RSVP funded $7.5 million of its $19.25 million commitment upon the closing of the transaction. RSVP has funded 50% of its capital contributions through draws under the PWRES Equity Facility.

On August 27, 1998, RSVP formed a joint venture with Dominion, an Oklahoma-based, privately-owned group of companies that focuses on the development, acquisition and ownership of government occupied office buildings and correctional facilities. The joint venture, Dominion Venture Group LLC, (the "Dominion Venture"), is owned by RSVP-Dominion, LLC, a subsidiary of RSVP, and by Burgess Services, LLC, an entity owned and controlled by Calvin Burgess, President and Chief Executive Officer of Dominion. The Dominion Venture will engage primarily in acquiring, developing and/or owning government-occupied office buildings and privately operated correctional facilities and related activities. RSVP is to invest up to $100 million in the Dominion Venture subject to its affirmative voting rights relating to investment activities. RSVP funded its total capital contribution of $8,597,455 through draws under the PWRES Equity Facility and the RSVP facility. ROP has contributed $10,065,338 to the Dominion Venture.

Financing Activities
--------------------

During 1998, RSI established the RSI Facility with ROP in the amount of $100 million for RSI's business service sector operations and other general corporate purposes. Borrowings under the RSI Facility bear interest at the rate equal to the greater of (i) the prime rate plus 2% and (ii) 12% per annum, with the rate referred to in clause (ii) increasing annually on outstanding borrowings at a rate of 4% per year of the prior year's rate. The RSI Facility is expected to be payable on an interest only basis from net cash flow and have a five year term. Advances under the RSI Facility will be a recourse obligation of RSI. Under the terms of the RSI facility, as long as there are outstanding advances under such facility the Company is prohibited from paying dividends on any shares of its capital stock. At December 31, 1998, RSI had availability under the RSI Facility to borrow an additional $66.3 million.

During 1998, ROP approved the funding of $100 million of investments with or in RSVP. It is anticipated that a portion of these investments will be funded through advances to RSI under the RSVP Facility. The RSVP Facility has a term and interest rate similar to that of the RSI Facility. At December 31, 1998, RSI had availability under the RSVP facility to borrow an additional $82,652,881.


Corporate Strategies, Growth Opportunities and Business Segments

The Company's primary business objective is to maximize the long term return to shareholders through the appreciation in the value of its common stock. The Company plans to achieve these objectives by executing the corporate strategies and growth opportunities described below.

Corporate Strategies. Management believes that there exists a significant opportunity to create, operate and manage a system to deliver business to business services to the RSI Customer Pool. Management also believes that it is in a unique position to invest in companies that will expand the RSI Customer Pool and thereby increase its business services business. Management intends to execute an operating strategy that will provide the RSI Customer Pool with high quality value-added services to meet the customer's outsourcing needs while providing them with a competitive advantage in the marketplace. These operating strategies include the implementation of (i) a marketing program that will survey our customers to comprehend their outsourcing service needs and design creative approaches to sell RSI's business services, (ii) programs to form strategic alliances with business service companies to enable RSI to quickly and efficiently bundle and deliver a variety of service products to the RSI Customer Pool, (iii) an acquisition strategy to expand the RSI Customer Pool through our executive suites business or by making strategic investments in key business service providers, and (iv) cost control management and systems that take advantage of economies of scale that arise from the Company's large customer base and market position.

Internal Growth. Currently the RSI Customer Pool consists of customers of the following investees and business partners: (i) Advantis Executive Suites which total approximately 15,000 customers (ii) ROP which has approximately 1,500 business tenants, employing additional thousands of personnel and (iii) On-Site that has 170 business customers. The Company will initially target this large customer base to provide business services. The Company believes that it can build a substantial service business by penetrating this Customer Pool.

External Growth. The Company intends to seek external growth opportunities through investment in business service companies or strategic alliances with such companies. These investments and alliances will serve to increase the RSI Customer Pool and expand the distribution and variety of service products available for sale to the RSI Customer Pool. For example, the Company will seek to increase its investment in the executive suite business through the acquisition and development of executive suite centers by Advantis. The Company will utilize the RSI Facility to fund its additional investment. The Company will also seek other forms of equity capital through strategic venture partners.

Business Segments

Executive Office Suites
-----------------------

The executive office suites business ("EOS") began approximately 35 years ago. There has been a significant expansion in the business during the last decade. This growth resulted largely from corporate downsizing and the development of technology which decreased the need for employees to be present in large corporate offices. Instead, more work has been outsourced to consultants, or smaller groups, who often work closer to their homes. A wide range of services are now offered by EOS businesses and are only paid for on an "as-used" basis. The EOS business meets the needs of a broad range of businesses from individual entrepreneurs to branch offices of Fortune 500 firms offering basic telephone and clerical services as well as more advanced services such as teleconferencing, internet access and virtual office concepts.

The industry combines many aspects of the real estate business - supply, demand and location - with those of a service intensive business, including technology. The industry is currently fragmented with only two large participants operating on a national basis with many operating under an affiliation or networking basis.

The merger of the Company's executive suite businesses, REC and Interoffice with Advantis, on January 8, 1999 created the nation's largest executive suite company.

Telecommunications
------------------

Building centric communications is a newer sector of the telecommunications industry, having evolved largely as a result of the Telecommunications Act of 1996. This sector includes those companies involved in providing local and long-distance telecommunications and high-speed Internet access. The industry and this sector are regulated on both the federal and state level. Competing in this sector requires significant capital expenditures for wiring and equipment. Companies with access to lower-cost capital have a competitive advantage due to the significant capital expenditures incurred by participants in this sector. This sector is undergoing rapid change, development and innovation. On-Site is one of several companies seeking to establish a significant presence in this market.

Student Housing
---------------

The student housing industry is a specialized market sector that is highly fragmented and has relatively few large participants. Management believes that student housing represents a market sector that will maintain growth trends as the student population increases. According to the 1994 Statistical Abstract of the United States, 8.6 million students were enrolled in higher education institutions nationwide in 1970. This population increased to over 12.1 million in 1980. By 1995, it was estimated that the student population was over 16.5 million with over 18 million students projected by 2005. While the student population has continued to increase, the rate of growth slowed somewhat during the last several years. The U.S. Department of Education estimates that the student housing industry is currently a $10 billion dollar industry and could grow to a $20 billion industry in less than ten years.

While the student population and the demand for student housing has increased, housing stock and in particular on-campus housing stock, has not kept up with demand. Student housing is comprised of two different sub-sectors, on-campus and off-campus housing. However, some university-run student housing projects are experiencing declining occupancy rates, as a direct result of age, general mismanagement, and physical and functional obsolescence rather than due to a lack of demand. The failure of the housing supply to keep pace with the increased demand provides the opportunity to develop new private on and off campus student housing and to improve the management and physical condition of existing university owned housing through privatization.

Privatization
-------------

In the United States the Privatization Industry is in the initial stages of an anticipated significant period of growth. Traditionally, government organizations have financed new facilities through a combination of budget appropriations and bonds. As governments of all types face increasing pressure to control costs and improve the quality of services, they are increasingly turning to the private sector.

Privatization holds a great deal of promise due to expected growth, which will arise mainly from increasing demand from municipalities that will outstrip the available supply of real estate dedicated to governmental use, and governments' embracing the economic benefits and other efficiencies of private sector financing, ownership and management, which will cause governments to depart from their historic primary reliance upon budget appropriations for financing, self-development and self-management.

Opportunities in privatization of correctional facilities will arise from an extremely favorable demand/supply environment. Many prison jurisdictions are currently operating their prisons at levels exceeding their legal capacities and are therefore under federal court order to alleviate prison overcrowding. According to the Bureau of Justice Statistics, as of year end 1996, state prisons were operating at between 16% to 24% overcapacity, while the federal correction systems was 25% overcrowded. Sentencing jurisdictions cannot appropriate funds or obtain financing to construct new facilities because of other pressing fiscal demands and requirements for public approval. Many governments have been, and more will be, forced to consider private ownership of correctional facilities.

As high occupancy rate and prison overcrowding have resulted in an increased demand for new correctional facilities, the new construction can be absorbed in the market. These factors create a strong opportunity for growth in investments with companies that have demonstrated capabilities in developing and leasing correctional facilities.

Privatization of government office, industrial, residential and other real estate will create new opportunities for investment by the private sector as governments acknowledge the benefits of a shift from public ownership and development of such assets towards the increasing involvement of, and ultimately dependence on, the private sector. As with correctional facilities, development and construction capabilities enhance investment opportunities in these types of privatized real estate.

Assisted Living
---------------

Assisted living is currently the fastest growing segment of the seniors-housing industry with over 6.5 million senior adults (adults over the age of 65) in need of some form of assistance with the activities of daily living. Activities of daily living are defined to mean those activities necessary to health, grooming, personal sanitation, and well-being which reasonably competent and healthy individuals can ordinarily perform for themselves. Such activities include, but are not limited to, walking, bathing, shaving, dental care, grooming, dressing oneself, shopping food preparation, self-administration of medication, recreation, and leisure activities.

The number of senior adults will approximately double over the next 20 years, and over the next five years, it is estimated that seniors will account for one-third of all population growth in the United States. Because of these demographic trends, new capital is flowing rapidly into assisted living. The capital sources are attracted to the fact that, although there are currently facilities which cater to those suffering from Alzheimer's disease or other illnesses, assisted living facilities fill the gap for housing requirements for the remainder of the frail elderly that require some form of assistance with the activities of daily living, but do not need the nursing services provided by more specialized facilities.

The goal of assisted living residences is to provide a home-like environment with hospitality services and to provide assistance with daily living activities to those who need it where such need has not risen to the level of skilled nursing in a long term facility environment. Assisted living facilities are defined to be a building or group of buildings in which room, board, meals, laundry, and assistance with personal care and other services are provided by trained professionals to elderly adults.

Financial information about the Company's industry segments may be found in Note 6 to the Company's consolidated financial statements presented in Item 8 of this Annual Report on From 10-K and incorporated herein by reference.

ITEM 2. PROPERTIES

The Company leases its principal office at 225 Broadhollow Road, Melville, New York, 11747, in a building owned in part by certain members of management. In addition, the Company also leases an office at 10 East 50th Street, New York, New York, 10017.

Reckson Executive Centers, Inc. leases its offices at 225 Broadhollow Road, Melville, New York, 11747. Interoffice Holdings Corporation maintains its principal office at 11350 Random Hills Road, Fairfax, Virginia, 22030.

On-Site Ventures, LLC leases its principal office at 680 Third Avenue, New York New York.

Reckson Strategic Venture Partners, LLC leases its principal office at 50 Charles Lindbergh Boulevard, Suite 400, Uniondale, New York, 11553 as a lessee in a building owned by Reckson Operating Partnership, L.P.

Management believes that such properties are sufficient to meet their present needs and does not anticipate any difficulty in securing additional space, as needed, on terms acceptable to the Company.

ITEM 3. LEGAL PROCEEDINGS

The Company is not presently subject to any material litigation nor, to the Company's knowledge, is any litigation threatened against the Company, other than routine actions for negligence or other claims and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a material adverse effect on the liquidity, results of operations or business or financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter of the year ended December 31, 1998.

                                     PART II


ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock began trading over-the-counter ("OTC") on June 29, 1998 under the symbol "RSII". The following table sets forth the quarterly high and low closing bid prices per share of the common stock reported for each respective quarter. These OTC market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Since inception, the Company has not paid any dividends to its stockholders. Under the terms of the credit facilities that the Company has obtained from Reckson Operating Partnership, L. P. ("ROP") as long as there are outstanding advances under such facilities, the Company is prohibited from paying dividends on any shares of its capital stock.



                                                   High            Low
                                                   ----            ---
     June 29, 1998.....................          $4.063           $3.625
     June 30, 1998.....................          $3.750           $3.125
     September 30, 1998................          $4.500           $2.000
     December 31, 1998.................          $4.625           $1.688


The Company's Registration Statement on Form S-1 (File No. 333-44419) with respect to the spin-off distribution of its shares and the registration of 20,557,130 shares of the Company's common stock in connection with the rights offering, was declared effective by the Securities and Exchange Commission on May 13, 1998. In connection with the rights offering, which expired on June 29, 1998, the Company sold 20,557,130 shares of common stock for aggregate proceeds of approximately $21.1 million before deducting approximately $1.2 million of offering costs. As of December 31, 1998, the Company had used approximately $17.7 million of the net proceeds of the rights offering to repay indebtedness (and related interest) to ROP, approximately $1 million to fund advances to On-Site and approximately $1.2 million to pay operating and other expenses.

ITEM 6. SELECTED FINANCIAL DATA

                                                           For the                  For the period
                                                          year ended               July 15, 1997 to
                                                      December 31, 1998            December 31, 1997
                                                   ------------------------    ------------------------
OPERATIONS SUMMARY:
    Total revenues.....................................    $    1,342,504          $      30,383
    Equity in earnings (loss) of investments...........       (3,966,399)                223,437
    Total expenses.....................................         5,455,963                511,707
    Cumulative effect of change in accounting principle          (67,945)                  -----
    Net loss...........................................    $  (8,147,803)          $   (257,887)

PER SHARE DATA: (1)
    Basic and diluted net loss.........................    $        (.56)          $        ----

BALANCE SHEET DATA (PERIOD END):
    Equity Investments ................................    $   45,837,711          $   5,845,258
    Affiliate receivables..............................         9,396,070                832,854
    Equipment..........................................            99,928                  -----
    Other assets.......................................         1,483,427                 30,185
    Total assets.......................................        58,842,663              7,519,695
    Credit facilities..................................        40,981,500                  -----
    Loans payable to affiliates........................             -----              3,177,857
    Total liabilities..................................        42,875,157              3,297,241
    Total shareholders' equity.........................    $   15,967,506          $   4,222,454

-----------
(1) Based on 14,522,513 weighted average shares of common stock outstanding for the year ended December 31, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying Financial Statements of Reckson Service Industries, Inc. (the "Company" or "RSI") and related notes thereto.

The Company considers certain statements set forth to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, with respect to the Company's expectations for future periods. Certain forward-looking statements, including, without limitation, statements relating to the ability to identify and acquire interests in commercial services companies, the financing of the Company's operations, the timing and success of such acquisitions and the ability to integrate and manage effectively its various acquisitions, involve certain risks and uncertainties. Although the Company believes that the expectation reflected in such forward-looking statements are based on reasonable assumptions, the actual results may differ materially from those set forth in the forward-looking statements and the Company can give no assurance that its expectations will be achieved. Certain factors that might cause the results of the Company to differ materially from those indicated by such forward-looking statements include, among other factors, general economic conditions, a lack of attractive business opportunities or suitable acquisitions, the Company's dependence upon financing from Reckson Operating Partnership, L.P., ("ROP") conflicts of interest of management, competition for targeted acquisitions and the ability to otherwise finance business opportunities. Consequently, such forward-looking statements should be regarded solely as reflections of the Company's current operating and development plans and estimates. These plans and estimates are subject to revision from time to time as additional information becomes available, and actual results may differ from those indicated in the referenced statements.

OVERVIEW AND BACKGROUND

The Company's primary business is to create and operate a system of interrelated business services offered for sale to its customer pool which includes customers of ROP, a commercial real estate owner, Advantis, the Company's executive suite business, On-Site Ventures, LLC ("On-Site"), the Company's telecommunications business, and Reckson Strategic Venture Partners, LLC ("RSVP"), (collectively, the "RSI Customer Pool") and third parties in the general marketplace through a centralized infrastructure. The Company's growth strategy is to acquire or form strategic alliances with established businesses with strong entrepreneurial management and a reputation for high quality services within each of its targeted business service sectors ("Business Service Platforms"). Specifically, the Company seeks opportunities for which there is broad demand in the RSI Customer Pool. Such Business Service Platform investment or alliance serves as a basis for sale and delivery of business services to the RSI Customer Pool. The Company will establish Business Service Platforms that present significant opportunities to provide business services to the RSI Customer Pool and other third parties. Currently, the RSI Customer Pool retains third parties to provide many business to business services for their day-to-day operations. Of these services, the Company may seek to provide the RSI Customer Pool with telecommunications, outsourced business services, E-commerce and content, executive suites and concierge services, as well as with other business services that the Company determines may be utilized by the RSI Customer Pool. The Company will seek growth in each Business Service Platform by (i) accessing the RSI Customer Pool as an anchor for growth opportunities (ii) integrating each Business Service Platform into RSI's centralized infrastructure and (iii) acquiring similar businesses, forming strategic alliances, or making additional investments within such Business Service Platform.

In connection with the initial capitalization of RSI, ROP contributed $4,256,324 for a 95% non-voting equity interest and certain members of Reckson management contributed notes of $224,017 to the Company in exchange for a 5% voting ownership interest. On October 29, 1997 the notes were repaid.

On June 11, 1998, ROP distributed its 95% of the common stock of RSI to its unit holders of record on May 26, 1998 (the "Distribution"). Immediately prior to the Distribution, the shares of non-voting common stock held by ROP were exchanged by RSI for RSI common shares. Each share of the Company's common stock issued in the Distribution was accompanied by one preferred share purchase right. Simultaneously, Reckson Associates Realty Corp. ("Reckson") distributed 100% of the RSI common shares received from the Distribution to its common shareholders of the same record date. In addition, simultaneously with the Distribution, the Company issued rights to its stockholders to subscribe for the purchase of additional shares of common stock of the Company.

Immediately after the Distribution of RSI common stock, RSI granted to its stockholders (each a "Holder") one subscription right for each share of RSI common stock. Each subscription right entitled the Holder to purchase one share of RSI common stock at a purchase price of $1.03 per share (the "Exercise Price") and, at the election of such Holder, four additional shares (but not less than four additional shares) at a purchase price of $1.03 per share. A Holder of subscription rights had the opportunity to acquire up to an aggregate of approximately 20,557,130 shares of RSI common stock. RSI and Reckson Standby, LLC (the "Standby Purchaser") (an entity owned by several members of management), entered into a standby agreement pursuant to which the Standby Purchaser agreed to purchase, and RSI agreed to sell, any and all shares of RSI common stock that were the subject of subscription rights in the rights offering but were not subscribed for by a Holder on the expiration date at the Exercise Price. The proceeds from the Standby Purchaser were approximately $7,325,000. RSI received net proceeds from the rights offering of approximately $19,852,000. In connection with the Company's initial capitalization the Company obtained, from ROP a five year $100 million unsecured credit facility (the "RSI Facility"). The RSI Facility bears interest at a rate equal to the greater of the prime rate plus 2% and (i) 12% per annum with the rate in clause (ii) increasing annually on outstanding borrowings at the rate of 4% per year over the prior year's rate.

ROP and RSI have entered into an intercompany agreement (the "ROP Intercompany Agreement") to formalize their relationship and to limit conflicts of interest. Under the ROP Intercompany Agreement, RSI granted ROP a right of first opportunity to make any Real Estate Investment Trust ("REIT") -qualified investment that becomes available to RSI. In addition, if a REIT-qualified investment opportunity becomes available to an affiliate of RSI, including RSVP, the ROP Intercompany Agreement requires such affiliate to allow ROP to participate in such opportunity to the extent of RSI's interest.

Under the ROP Intercompany Agreement, ROP granted RSI a right of first opportunity to provide commercial services to ROP and its tenants. RSI will provide services to ROP at rates and on terms as attractive as either the best available for comparable services in the market or those offered by RSI to third parties. In addition, ROP is required to give RSI access to its tenants with respect to business services that may be provided to such tenants and, under the ROP Intercompany Agreement, subject to certain conditions, ROP granted RSI a right of first refusal to become the lessee of any real property acquired by ROP if ROP determines that, consistent with the REIT status of Reckson, it is required to enter into a "master" lease agreement.

RSI Fund Management, LLC a wholly owned subsidiary of RSI, is a managing member of RSVP Holdings, LLC ("Holdings"), the managing member of RSVP, a real estate venture capital fund formed to invest in real estate and real estate-related operating companies outside of Reckson's core interests. RSVP will invest in established entrepreneurial enterprises with experienced management teams in market sectors which are in the early stages of their growth cycle or offer unique circumstances for attractive investments as well as platforms for future growth ("RSVP Investments"). ROP has committed $100 million to be invested in RSVP Investments (the "RSVP Facility"). Paine Webber Real Estate Securities, Inc. ("PWRES") is a non-managing member and holds a preferred interest in RSVP. PWRES has committed $200 million in capital (the "PWRES Equity Facility") and shares 66 2/3% in profits and losses of RSVP, subject to a maximum internal rate of return ("IRR") of 16% of invested capital. On April 24, 1998, PWRES assigned 25% of its preferred equity interest in RSVP, representing an unfunded capital committment of $50 million to Stratum Realty Fund, LLC ("Stratum"). Excess returns over 16% on the PWRES Equity Facility is to be distributed to Holdings. On March 17, 1999, PWRES transferred all of its rights, title and interest on its invested capital to date in RSVP to Stratum.

Holdings has retained two managing directors (the "RSVP Managing Directors") to manage the day-to-day operations of RSVP, subject to the strategic direction of RSI. New World Realty, LLC ("New World"), an entity owned by the RSVP Managing Directors acts as a managing member of Holdings. The Holdings operating agreement (the "managing member operating agreement") provides for the payment to New World of distributions out of the cash flow of Holdings, after RSI and affiliated persons have received a return of their capital contributions to RSVP investments plus a 12% IRR thereon, of $15 million and, thereafter, a share of cash flows ranging from 15% to 27.75% based upon the IRR received by RSI and affiliated persons above 12% in respect of RSVP investments. The managing member operating agreement obligates RSI to contribute 100% of the capital contributions to be made by Holdings to RSVP in an amount up to $100 million. In the event RSI defaults in making its capital contributions, distributions of cash to RSI will be subordinated to certain distributions to New World and RSI's management rights will be reduced and RSI will be obligated to purchase, at the election of New World, a portion of New World's interest in Holdings for a minimum of $15 million. At the termination of RSVP, New World has a right of first refusal to purchase any RSVP investment proposed for sale.
New World will also be entitled to one-half of any asset management fee earned by Holdings from ROP. Additionally, it is anticipated that New World will receive transaction fees of up to $1 million a year for identifying investment opportunities for RSVP.

On April 1, 1998, the Company acquired a 9.9% membership interest in Reckson Executive Centers, LLC ("REC, LLC") for $200,000 from ROP and assumed debt of approximately $322,000. On October 5, 1998, the Company contributed its interest in REC, LLC to Reckson Executive Centers, Inc. ("REC") in exchange for 75% of the common stock of REC.

On November 9, 1998, the Company acquired a majority interest in Interoffice SuperHoldings Corporation ("Interoffice"), a nationally operated executive office suite business. The aggregate purchase price paid by the Company was approximately $20.5 million and was financed through borrowings under the RSI Facility. The Company also acquired receivables related to certain advances made to certain other stockholders of Interoffice for approximately $10.3 million. Such receivables are secured by the share held by these stockholders.

On January 8, 1999, Interoffice (36 executive office suite centers) and REC (8 executive office suite centers) merged with Alliance National Incorporated, a holding company which owns and operates approximately 90 nationally located executive office suite centers. The merged company changed its name to Advantis. The stockholders of Interoffice and REC received shares of the Series C Preferred Stock of Advantis which represent approximately 40% of the equity interest in Advantis. The Company thereafter owned approximately 23% of Advantis. The holders of the Series C Preferred Stock have the right to appoint four of the ten members of the board of directors of Advantis, including Chairman of the Board and received specified preemptive rights and other specified rights. RSI and the other stockholders of Interoffice hold the Series C Preferred Stock received in respect of the merger of Interoffice through Interoffice Superholdings, LLC ("IS LLC"), a newly formed Delaware limited liability company of which RSI is the sole managing member. RSI also holds the Series C Preferred Stock received in respect of the merger of REC through Reckson Office Centers, LLC, a newly formed Delaware limited liability company of which a subsidiary of RSI is the managing member.

Advantis and RSI have also entered into an intercompany agreement pursuant to which RSI has the opportunity to be the exclusive provider of certain business services to Advantis, provided certain third party and "most-favored nation" conditions are satisfied.

RSI acquired certain ownership rights related to the Series C Preferred Stock of Advantis from a stockholder of Interoffice which provided the Company with enhanced governance rights for $6.5 million. In addition, the Company paid $3.5 million to another stockholder of Interoffice for an option to purchase that stockholders effective interest in the Series C Preferred Stock for a purchase price of $6.75 million. If the option is not exercised, the stockholder has the right to sell such interests to the Company at fair value, as determined in accordance with the applicable agreement. A significant number of items presented to the Advantis Board will require the separate approval of a majority of the representatives of the Series C Preferred Stock on the Board, including significant acquisitions, sale or leasing of assets, approval of Advantis's annual operating budget, certain borrowings and capital expenditures by Advantis, the hiring or termination of senior executives and other matters. The holders of Series C Preferred Stock also have the right to appoint half of the members of the executive and audit committees of the Board. The preferred stockholders of Advantis (including the holders of Advantis' Class A Preferred Stock, Class B Preferred Stock and Class C Preferred Stock) were granted super-majority voting rights with respect to certain corporate actions, including the issuance of equity securities, changes to the charter documents of Advantis and other matters.

The Company currently has a 1% interest and holds a subordinated note convertible into a 58.69% equity interest in On-Site, a company that provides advanced telecommunications systems and services within commercial and residential buildings and/or building complexes. The Company has advanced On-Site $6.5 million through December 31, 1998 to fund certain operating costs under the terms of the subordinated note. The loan bears interest at a rate of 12% per annum. In May 1998, the Company made an initial capital contribution of $300,000 for a 58.69% interest in On-Site Commerce and Content, LLC ("OCC"), a Company established to acquire and develop software products. As of December 31, 1998 OCC had no operations.

RESULTS OF OPERATIONS

For the period from July 15, 1997 (commencement of operations) to December 31, 1997 the Company reported total revenues of $253,820. Total revenues include (i) equity in earnings of $245,593 which represents RSI's 33 1/3% interest in a joint venture that owns a 70% interest in Dobie Center Properties, Ltd.
 .("Dobie"), (ii) equity in loss of American Campus Communities, LLC ("ACC") of $22,156 and (iii) interest income of $30,383 relating to loans made to certain
affiliates.   The  Company  also  reported  total  expenses  of  $511,707  which substantially represents payroll and office costs.

Summary of Operations by Business Segment

Executive Suites
----------------

For the period November 9, 1998 to December 31, 1998, Interoffice reported loss of $73,509. RSI's share after adjustments, was income of $54,161. For the period April 1, 1998 to December 31, 1998, REC reported losses of $275,818. RSI's share of these losses was $149,079. REC's losses were generally attributable to costs of opening new centers.

Telecommunications
------------------

For the period May 18, 1998 to December 31, 1998, On-Site reported losses of $3,055,505. On-Site's losses were generally attributable to start-up costs. The Company's share of losses attributable to its 1% equity interest was $30,555. In connection with the Company's convertible notes with On-Site, RSI recognized $345,428 in interest income.

RSVP Holdings, LLC
------------------

For the year ended December 31, 1998, Holdings, reported total revenues of $646,678, equity in losses on investments of $3,993,755 and expenses of $7,261,529. RSI's share of Holdings' loss for the year ended December 31, 1998 was $3,959,989. Included in Holdings' operating results are the following RSVP activities:

Student Housing
---------------

For the year ended December 31, 1998, Dobie reported income of $869,412. RSI's share of income for its period of ownership, January 1, 1998 to March 31, 1998 was $170,567. For the period April 1, 1998 to December 31, 1998 RSVP's share of income was $32,296. Student rental revenues are generally recognized over the school year. In addition, in August of 1998, the mortgage indebtedness in Dobie Center was refinanced with a larger mortgage loan resulting in increased interest expense.

For the period April 1, 1998 to December 31, 1998, ACC, reported losses of $2,226,330. RSI's share of those losses for its period of ownership, January 1, 1998 to March 31, 1998 was $51,504. For the period April 1, 1998 to December 31, 1998 RSVP's share of losses was $518,895. ACC losses generally related to operating expenses on new projects prior to student occupancy, in addition to interest expense and amortization of leaseholds.

Privatization
-------------

On August 11, 1998, RSVP, through a wholly owned subsidiary, formed a joint venture, Gateway Development Group,LLC ("Gateway") with Gateway Management Group. During 1998, RSVP contributed $549,238 to Gateway. RSVP is currently uncertain whether it will recover its invested dollars from Gateway's future cash flows.
At December 31, 1998, RSVP has recognized a loss of $650,531 which includes a reserve for their total contributed dollars and investment costs of $101,293.

For the period August 27, 1998 to December 31, 1998 Dominion Venture Group, LLC reported income of $970,608. RSVP's share of income was $296,970.

Assisted Living
---------------

For the period August 21, 1998 to December 31,1998 Assisted Living Investments, LLC ("ALI") reported losses of $5,102,096. RSVP's share of losses amounted to $2,907,607. ALI's losses were generally attributable to the opening of new assisted living facilities and the costs of operating and maintaining those facilities prior to their lease up.

LIQUIDITY AND CAPITAL  RESOURCES

Summary of Cash Flows
---------------------

Net cash used by operating activities totaled approximately $15 million in 1998 and $1.9 million for the period July 15, 1997 to December 31, 1997. Cash used in operations for 1998 and 1997 were primarily attributable to the start-up losses incurred by the Company, advances to affiliates and general and administrative operating costs.

Net cash used in investing activities totaled approximately $44 million in 1998 and $2 million for the period July 15, 1997 to December 31, 1997. Cash used in investing activities related primarily to investments in and advances to Holdings, Interoffice and On-Site.

Net cash provided by financing activities totaled approximately $61 million in 1998, and $4 million for the period July 15, 1997 to December 31, 1997. Cash provided by financing activities during 1998 is attributable to proceeds from the rights offering and draws on the RSI facility and the RSVP facility.

Financing Activities

On June 15, 1998, RSI established the RSI Facility with ROP in the amount of $100 million for RSI's service sector operations and other general corporate purposes. On the same date, RSI established the RSVP Facility with ROP for funding of investments of up to $100 million with or in RSVP through (i) RSVP-controlled joint venture REIT-qualified investments, or (ii) advances made to RSI subsequent to the Distribution. Advances under the RSVP Facility in excess of $25 million in respect of any single platform are subject to approval by Reckson's board of directors, while advances under the RSI Facility in excess of $10 million in respect of any single investment in a Business Service Platform, as well as advances for investments in opportunities in non-commercial services, are subject to approval by Reckson's board of directors, or a committee thereof. The RSI and RSVP Facilities (the "Credit Facilities") each have a term of five years and advances thereunder are recourse obligations of RSI. Interest accrues on advances made under the Credit Facilities at a rate equal to the greater of (i) the prime rate plus 2% and (ii) 12% per annum, with the rate on balances outstanding for more than one year increasing annually at a rate of 4% of the prior year's rate. Prior to maturity, interest is payable quarterly but only to the extent of net cash flow and on an interest-only basis and is prepayable without penalty at the option of RSI. As long as there are outstanding advances under the Credit Facilities, RSI is prohibited from paying dividends on any shares of its capital stock. The Credit Facilities are subject to certain other covenants and will prohibit advances thereunder to the extent such advances could, in the determination of Reckson, endanger Reckson's status as a REIT. Additional indebtedness may be incurred by subsidiaries of RSI. As of December 31, 1998, approximately $33.7 million was outstanding under RSI Facility and approximately $17.3 million was advanced under the RSVP Facility of which approximately $10.1 million represents an investment by ROP in RSVP joint ventures and approximately $7.2 million represents outstanding borrowings.

Additionally, RSVP has obtained the PWRES Equity Facility which provides for the investment by PWRES of up to $200 million in RSVP in the form of preferred equity, subject to certain conditions. Amounts available under the PWRES Equity Facility have been used by RSVP to make investments consistent with its business objectives and to fund working capital. Under the terms of the PWRES Equity Facility, RSVP is subject to various covenants and events of default and related remedies. Such remedies include increased control rights of PWRES over the operation of RSVP under certain circumstances. Advances under the PWRES Equity Facility are partially funded by an investment fund that is jointly sponsored by financier George Soros and PWRES. In addition, PWRES and such investment fund will receive a priority or preferred distribution from RSVP prior to the distribution of cash to RSI. As of December 31, 1998, PWRES and Stratum have contributed $37,465,384. On March 17, 1999, PWRES transferred all of its rights, title and interest on its invested capital to date in RSVP to Stratum. This transfer will include the rights to distributions based upon the amount of funded capital contributions.

The Company utilizes the advances under the RSI Facility primarily to make investments in operating companies that provide business services. The Company may make additional investments in these operating companies to accommodate their respective growth plans. The Company's investments in operating companies are anticipated to produce net cash flow as a result of their operating activities over the long term, although the level and timing of net cash flow for each investment in the short-and long-term may vary based upon the stage of the respective operating company's growth cycle and the level of the Company's ownership interest. The Company targets investments in operating companies that will produce net cash flow in the long-term. It is expected that certain of the Company's investments will be made in Companies which it does not own a majority interest or fully control. Thereby cash flow of these companies will be used for growth opportunities at such companies and not for distribution to its owners. It is also expected that the Company will seek to invest in companies where it controls operations and consolidates such companies cash flows with those of the Company. Under such circumstances net cash flow produced by the Company's investments will be used for debt service under the RSI Facility and for the Company's operating costs. The Company expects to meet its short term liquidity requirements generally through its net cash flow produced by its operations along with advances under the RSI Facility. The Company expects that it will refinance indebtedness under the RSI Facility at maturity or retire such debt through the issuance of debt securities or equity securities, although there can be no assurance that the Company will be able to refinance or retire such indebtedness. The Company anticipates that cash on hand, net cash flows from operating activities, together with cash available from borrowings under the RSI Facility, will be adequate to meet the capital and liquidity requirements of the Company in both the short-and long-term.

IMPACT OF YEAR 2000

With respect to the year 2000 disclosure, the following Company information pertains to RSI, its direct investments (On-Site, Interoffice and Holdings), as well as the RSVP platform investments.

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

The year 2000 project is estimated to be completed not later than July 31, 1999, which is prior to any anticipated impact on its operating systems. Additionally, the Company has received assurances from its contractors that all of the Company's building management and mechanical systems are currently year 2000 compliant or will be made compliant prior to any impact on those systems. However, the Company cannot guarantee that all contractors will comply with their assurances and therefore, the Company may not be able to determine year 2000 compliance of those contractors. At that time, the Company will determine the extent to which the Company will be able to replace non-compliant contractors. The Company believes that with modifications to existing software and conversions to new software, the year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not complete timely costs associated with the year 2000 issue could be significant and have a material impact on the operations on the Company.

To date, the Company has expended approximately $21,000 and expects to expend an additional $60,000 in connection with upgrading building management, mechanical and computer systems. The costs of the project and the date on which the Company believes it will complete the year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and costs of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

In a "worst case scenario" of the failure of the third party to deliver to, on a timely basis, the necessary upgrades to the accounting software, the Company would be required to process transactions, such as the issuance of disbursements, manually until an alternative system was implemented.

If the Company is not successful in implementing its year 2000 compliance plan, the Company may suffer a material adverse impact on their results of operations and financial condition. Because of the importance of addressing the year 2000 issue, the Company expects to develop contingency plans if they determine that the compliance plans will not be implemented by July 31, 1999.

INFLATION

The Credit Facilities bear interest at the greater of the prime rate plus 2% or 12% (on balances outstanding more than one year increasing 4% per year, as described above). The rate of interest on the Credit Facilities will be influenced by changes in short-term rates and is sensitive to inflation and other economic factors. A significant increase in interest rates may have a negative impact on the earnings of the Company due to the variable interest rate under the Credit Facilities.

The privatization, assisted living and student housing sectors are subject to incremental rent increases each year. The Company believes that inflationary increases will be offset by these rent increases.

RECENT PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt the new Statement effective January 1, 2000. The Company does not anticipate that the adoption of this Statement will have any effect on its results of operations or financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary market risk facing the Company is interest rate risk on its Credit Facilities. The Company does not hedge interest rate risk using financial instruments. The Credit Facilities bear interest at the greater of the prime rate plus 2% or 12% (with balances outstanding more than one year increasing 4% per year, as described above). The rate of interest on the Credit Facilities will be influenced by changes in short term rates and is sensitive to inflation and other economic factors. A significant increase in interest rates may have a negative impact on the earnings of the Company due to the variable interest rate under the Credit Facilities.

The following table sets forth the Company's Credit Facilities obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value ("FMV") at December 31, 1998.



                        1999          2000            2001            2002      2003         Thereafter      Total         FMV
                        ----          ----            ----            ----      ----         ----------      -----         ---
Variable rate       $   ------ $     -----    $      ------   $     -----    $ 40,981,500      $ -----    $40,981,500    $40,981,500
Average interest        ------       -----           ------         -----        12%             -----        12%             ------
rate



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is included in a separate section of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained in the section captioned "Proposal I: Election of Directors" of the Company's definitive proxy statement for the 1999 annual meeting of stockholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information contained in the section captioned "Executive Compensation" of the Company's definitive proxy statement for the 1999 annual meeting of stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained in the section captioned "Principal and Management Stockholders" of the Company's definitive proxy statement for the 1999 annual meeting of stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained in the section captioned "Certain Relationships and Related Transactions" of the Company's definitive proxy statement for the 1999 annual meeting of the stockholders is incorporated herein by reference.



                                      III-1

                                     PART IV



ITEM 14. FINANCIAL STATEMENTS AND SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K

(a) (1 and 2)              Financial Statements and Schedules

         The following consolidated financial information is included as a separate section of this annual report on Form 10-K:



                                                                                                      PAGE
                                                                                                   -----------
RECKSON SERVICE INDUSTRIES, INC.
Report of Independent Auditors....................................................................    IV-6
Consolidated Balance Sheets as of December 31, 1998 and December 31, 1997.........................    IV-7
Consolidated Statements of Operations for the year ended December 31, 1998 and for
   the period from July 15, 1997 (commencement of operations) to December 31, 1997................    IV-8
Consolidated Statements of Shareholders' Equity for the year ended December 31, 1998
   and for the period from July 15, 1997 (commencement of operations) to December 31, 1997........    IV-9
Consolidated Statements of Cash Flows for the year ended December 31, 1998 and for
   the period from July 15, 1997 (commencement of operations) to December 31, 1997................    IV-10
Notes to Consolidated Financial Statements........................................................    IV-11




FINANCIAL STATEMENTS INCLUDED PURSUANT TO RULE 3-09 OF REGULATION S-X

     INTEROFFICE SUPERHOLDINGS CORPORATION AND SUBSIDIARIES
     Report of Independent Auditors .............................................   IV-26
     Consolidated Balance Sheet as of December 31, 1998 .........................   IV-27
     Consolidated Statement of Operations for the period from November 9, 1998
       to December 31, 1998 .....................................................   IV-28
     Consolidated Statement of Stockholders' Equity for the period from November
       9, 1998 to December 31, 1998.............................................    IV-29

     Consolidated Statement of Cash Flows for the period from November 9, 1998 to
       December 31, 1998 ........................................................   IV-30
     Notes to Consolidated Financial Statements .................................   IV-31


     RSVP HOLDINGS, LLC
     Report of Independent Auditors .............................................   IV-41
     Consolidated Balance Sheet as of December 31, 1998 .........................   IV-42
     Consolidated Statement of Operations for the period from February 26, 1998
       (commencement of operations) to December 31, 1998 ........................   IV-43
     Consolidated Statement of Members' Equity for the period from February 26,
       1998 (commencement of operations) to December 31, 1998 ...................   IV-44
     Consolidated Statement of Cash Flows for the period from February 26, 1998
       (commencement of operations) to December 31, 1998 ........................   IV-45
     Notes to Consolidated Financial Statements .................................   IV-46

Other schedules are omitted since the required information is not present in amounts sufficient to require submission of the the schedule or because the information required is included in the financial statements and notes thereto.

EXHIBIT INDEX

EXHIBIT
NUMBER               DESCRIPTION
------               -----------
3.1*     Certificate of Incorporation

3.2*     By-Laws of Registrant

3.3      Amended and Restated Certificate of Incorporation

4.1*     Specimen Share Certificate of Common Stock

10.1 Intercompany Agreement between Reckson Operating Partnership, L..P. and Reckson Service Industries, Inc. dated May 13, 1998

10.2A Credit Agreement between Reckson Operating Partnership, L.P. and Reckson Service Industries, Inc. relating to the operations of Reckson Strategic Venture Partners,LLC dated June 15, 1998

10.2B Credit Agreement between Reckson Operating Partnership, L.P. and Reckson Service Industries, Inc. relating to the operations of Reckson Service Industries, Inc. dated June 15, 1998

10.3*    Limited Liability Company Agreement of OnSite Ventures, LLC

10.4*    StandBy Purchase Agreement

10.5*    Limited Liability Company Agreement of RSVP Holdings, LLC

10.6A*   Operating Agreement of Reckson Strategic Venture Partners, LLC

10.6B* Supplemental Agreement to Operating Agreement of Reckson Strategic Venture Partners, LLC

10.7* Registration Rights Agreement between Reckson Service Industries, Inc. and certain affiliates thereof dated May 13, 1998

10.8*    Option to acquire Interoffice Superholdings Corporation

10.9     Loan Agreement regarding On-Site Convertible Loans

10.10A*  Stock Option Plan

10.10B   1998 employee stock option plan

10.11*   Employment Agreement of Steven H. Shepsman

10.12*   Employment Agreement of Seth B. Lipsay

10.13* Limited Liability Company Agreement of Interoffice Superholdings, LLC by and among Interoffice Superholdings, LLC, RSI I/O Holdings, Inc., JAH I/O, LLC and Rieger I/O LLC

10.14* Fourth Amended and Restated Stockholder's Agreement dated January 8, 1999 by and among Alliance National Incorporated and the security holders identified therein.

10.15** Letter Agreement dated November 9, 1998 by and between JAH I/O LLC and Reckson Management Group, Inc., Reckson Service Industries, Inc., RSI I/O Holdings, Inc., and Reckson Office Centers, LLC

10.16** Letter Agreement by and between Reckson Service Industries, Inc., and RFIA, LLC

10.17*** Amended and Restated Operating Agreement of Assisted Living Investments
         LLC

10.18#   Operating Agreement of Dominion Venture Group LLC

10.19##  Agreement   and  Plan  of  Merger  by  and  among   Alliance   National
         Incorporated,   Alliance   Holding  Inc.,   Interoffice   Superholdings
         Corporation and Interoffice Superholdings, LLC

10.20##  Agreement   and  Plan  of  Merger  by  and  among   Alliance   National
         Incorporated, ANI Holdings, Inc., Reckson Executive Centers, Inc., and Reckson Office Centers, LLC

10.21    $4 million Senior Secured Promissory Note of On-Site Ventures, LLC

12.1     Statement of Ratios of Earnings to Fixed Charges

21.1     Statement of Subsidiaries of Reckson Service Industries, Inc.

24.1     Powers of Attorney (included in Part IV of this Form 10-K)

27.0     Financial Data Schedule

99.1*    Form of Letter to Stockholders regarding Rights Offering

99.2* Subscription Agent Agreement between Reckson Service Industries, Inc., and American Stock Transfer & Trust Company
-------------

* Previously filed as an exhibit to Registration Statement on Form S-1 (No. 333-44419) and incorporated herein by reference.

** Previously filed as an exhibit to the Company's Form 8-K filed with the SEC on January 25, 1999 and incorporated herein by reference.

*** Previously filed as an exhibit to the Company's form 8-K report filed with the SEC on September 8, 1998 and incorporated herein by reference.

# Previously filed as an exhibit to the Company's form 8-K report field with the SEC on September 11, 1998 and incorporated herein by reference.

## Previously filed as an exhibit to the Company's Form 8-K filed with the SEC on December 1, 1998 and incorporated herein by reference.

(3) Exhibits


(b) Reports on Form 8-K

On November 9, 1998 the Company filed a report on Form 8-K/A in order to file financial statements relating to RSVP's purchase of an interest in Assisted Living Investments, LLC.

On November 10, 1998 the Company filed a report on Form 8-K/A in order to file financial statements relating to the formation of joint venture (Dominion Venture Group, LLC) between RSVP and Dominion.

On  November  20,  1998 the Company  filed a report on Form 8-K  announcing  the
exercise  of  its  option  to  acquire  a  majority   interest  in   Interoffice
SuperHoldings Corporation from Reckson Management Group, Inc.

On December 1, 1998, the Company filed a report on Form 8-K announcing its execution of merger agreements with Alliance National Incorporated and Reckson Executive Centers, Inc., and Interoffice SuperHoldings Corporation.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March ___________, 1999.

                                            RECKSON SERVICE INDUSTRIES, INC.

                                            By:       /s/ SCOTT RECHLER
                                              ---------------------------------
                                                       (Scott Rechler)
                                             President, Chief Executive Officer
                                                        and Director

         KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors of Reckson Service Industries, Inc., hereby severally constitute Scott
H. Rechler, Mitchell D. Rechler and Michael Maturo, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Form 10-K filed herewith and any and all amendments to said Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable Reckson Service Industries, Inc. to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10-K and any and all amendments thereto.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 Name                                             Title                                          Date
                 ----                                             -----                                          ----

     /s/ SCOTT H. RECHLER
---------------------------------------
          (Scott H. Rechler)           President,-Chief-Executive-Officer-and-Director                       March 30, 1999

     /s/   MICHAEL MATURO
---------------------------------------
           (Michael Maturo)            Executive Vice President, Chief Financial Officer and Director        March 30, l999
                                       Financial-Officer-and-Accounting-Officer)

     /s/ DONALD J. RECHLER
---------------------------------------
         (Donald J. Rechler)          Chairman of the Board and Director                                     March 30, 1999

     /s/ ROGER M. RECHLER
---------------------------------------
     (Roger M. Rechler)               Member of Management Advisory Committee and Director                   March 30, 1999


      /s/ MITCHELL D.. RECHLER
---------------------------------------
       (Mitchell D. Rechler)          Secretary,-Member-of-Management-Advisory-Committee-and-Director        March 30, 1999


        /s/ GREGG M.. RECHLER
--------------------------------------
          (Gregg M. Rechler)           Member of Management Advisory Committee  and Director                 March 30, 1999


--------------------------------------
            (Paul Amoruso)             Director                                                              March 30, 1999

        /s/ RONALD COOPER
--------------------------------------
            (Ronald Cooper)            Director                                                              March 30, 1999


                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Shareholders
Reckson Service Industries, Inc.

We have audited the accompanying consolidated balance sheets of Reckson Service Industries, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year ended December 31, 1998 and for the period from July 15, 1997 (commencement of operations) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reckson Service Industries, Inc. as of December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for the year ended December 31, 1998 and for the period July 15, 1997 (commencement of operations) to December 31, 1997 in conformity with generally accepted accounting principles.


                             /S/ERNST & YOUNG LLP


New York, New York
March 12, 1999


                        RECKSON SERVICE INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                             December 31, 1998            December 31, 1997
                                                                             -----------------            -----------------
Assets:
Cash and cash equivalents                                                 $             2,025,527      $               129,704
Equity investments (Note 3)                                                            45,837,711                    5,845,258
Affiliate receivables (Notes 3 and 5)                                                   9,396,070                      832,854
Organization and pre-acquisition costs net of amortization of $8,214, (1997)                -----                      681,694
Equipment (net of depreciation of $15,337)                                                 99,928                        -----
Other assets                                                                            1,483,427                       30,185
                                                                          -----------------------      -----------------------
     Total Assets                                                         $            58,842,663     $              7,519,695
                                                                          =======================      =======================

Liabilities and Shareholders' Equity:
Accounts payable and accrued expenses                                     $             1,893,657     $                119,384
Loans payable to affiliates                                                                  ----                    3,177,857
Credit facilities with related parties (Note 5)                                        40,981,500                          ---
                                                                          -----------------------      -----------------------
     Total Liabilities                                                                 42,875,157                    3,297,241
                                                                          -----------------------      -----------------------

Commitments and Contingencies (Note 8)
Shareholders' Equity: (Notes 1 and 4)
Preferred stock, $.01 par value 25,000,000 shares authorized, none issued                   -----                        -----
     and outstanding
Common stock, $.01 par value, 100,000,000 shares authorized, 24,685,514
     and 1,000 shares issued and outstanding, respectively                                246,855                           10
Additional paid in capital                                                             24,126,341                    4,480,331
Accumulated deficit                                                                  ( 8,405,690)                    (257,887)
                                                                          -----------------------      -----------------------
     Total Shareholders' Equity                                                        15,967,506                    4,222,454
                                                                          -----------------------      -----------------------
     Total Liabilities and Shareholders' Equity                           $            58,842,663     $              7,519,695
                                                                          =======================      =======================




          (See accompanying notes to consolidated financial statements)



                        RECKSON SERVICE INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                For the year              For the period from
                                                                                    ended                   July 15, 1997 to
                                                                            December 31, 1998            December 31, 1997
                                                                           -------------------------------------------------------
Revenues:
Interest income                                                            $     1,006,551                 $     30,383
Management fee income (Note 5)                                                     277,778                         ---
Other income                                                                        58,175                         ---
                                                                           -----------------------      ------------------------
       Total Revenues                                                            1,342,504                      30,383
                                                                           -----------------------      ------------------------
Equity in  earnings (loss) of investments (Note 3)                              (3,966,399)                    223,437
                                                                           -----------------------      ------------------------
Expenses:
Professional fees                                                                  457,901                      12,575
General and administrative expenses                                              2,086,989                     466,538
Amortization and depreciation                                                       39,179                       8,214
Terminated transaction and related costs                                         1,220,694                        ---
Interest expense (Note 5)                                                        1,651,200                      24,380
                                                                          -----------------------      ------------------------
       Total Expenses                                                            5,455,963                     511,707
                                                                           -----------------------      ------------------------
Loss before cumulative effect of change in accounting principle                 (8,079,858)                   (257,887)

Cumulative effect of change in accounting principle (Note 2)                       (67,945)                      ---
                                                                           -----------------------      ------------------------
    NET LOSS                                                               $    (8,147,803)               $   (257,887)
                                                                           =======================      ========================
Basic and diluted net loss per weighted average common share               $          (.56)                $     ---
                                                                           =======================      ========================
Basic and diluted weighted average common shares outstanding                    14,522,513                       ---
                                                                           =======================      ========================



          (See accompanying notes to consolidated financial statements)

                        RECKSON SERVICE INDUSTRIES, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY


                                                                                                           Total
                                                  Common       Additional Paid      Accumulated        Shareholders'
                                                   Stock          in Capital          Deficit              Equity
                                                ----------------------------------------------------------------------------
Initial capitalization, July 15, 1997..........  $     10        $ 4,480,331     $        --         $     4,480,341
Net Loss.......................................        --                --            (257,887)            (257,887)
                                               --------------    ----------------    -------------     ----------------
Shareholders' equity, December 31,1997.........        10          4,480,331           (257,887)          4,222,454
Distribution of shares.........................    41,142              --                --                  41,142
Proceeds from rights offering,
  Net of costs of $1,296,537...................   205,703         19,646,010             --              19,851,713
Net loss.......................................     --                --             (8,147,803)         (8,147,803)
                                                -------------    -------------      --------------      --------------
Shareholders' equity, December 31, 1998........ $ 246,855        $24,126,341      $  (8,405,690)      $  15,967,506
                                               -----------------------------------------------------------------------------


          (see accompanying notes to consolidated financial statements)

                        RECKSON SERVICE INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 Twelve months                 Period from
                                                                                     ended                  July 15, 1997 to
                                                                               December 31, 1998            December 31, 1997
                                                                            -----------------------      -----------------------
CASH FLOWS FROM OPERATING:
Net Loss                                                                           $  (8,147,803)           $    (257,887)
Adjustments to reconcile net loss to net cash used in operating activities:
           Amortization and depreciation                                                  39,179                    8,214
           Cumulative effect of change in accounting principle                            67,945                     ----
           Equity in (earnings) loss of investments                                    3,966,399                 (223,437)
Changes in operating assets and liabilities:
           Other assets                                                               (1,453,242)                 (30,185)
           Purchase of equipment                                                        (115,265)                    ----
           (Increase) decrease in organization and pre-acquisition costs                 589,907                 (689,908)
           Accounts payable and accrued expenses                                       1,774,273                  119,384
           Advances to affiliates                                                    (11,741,073)                (832,854)
                                                                                   ---------------           --------------
Net cash used in operating activities                                                (15,019,680)              (1,906,673)
                                                                                   ---------------           --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
           Investment in  American Campus Communities, LLC                              (278,985)              (1,674,321)
           Investment in and advances to Reckson Executive Centers, LLC               (1,041,973)                    ----
           Investment in and convertible loans to On-Site Ventures, LLC               (6,806,885)               (325,000)
           Investment in and advances to RSVP Holdings, LLC                          (13,602,579)                    ----
           Investment in Interoffice SuperHoldings Corporation                       (22,228,430)                    ----
                                                                                   ---------------           -------------
Net cash used in investing activities                                                (43,958,852)              (1,999,321)
                                                                                   ---------------           -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
           Capital contributions                                                           ----                  857,841
           Net proceeds from credit facilities                                        40,981,500                     ----
           Proceeds from affiliate loans                                                   ----                 3,177,857
           Net proceeds from rights offering                                          19,892,855                     ----
                                                                                   ---------------          --------------
Net cash provided by financing activities                                             60,874,355                4,035,698
                                                                                   ---------------          --------------
Net increase in cash and cash equivalents                                              1,895,823                  129,704
Cash and cash equivalents at beginning of period                                         129,704                    ----
                                                                                   ---------------          --------------
Cash and cash equivalents at end of period                                         $   2,025,527               $  129,704
                                                                                   ===============          ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
           Cash paid during the period for interest                                $     815,604              $    ----
                                                                                   ===============          =============
NON-CASH TRANSACTIONS:
           Contributions of assets from ROP                                        $       ----               $ 3,622,500
                                                                                   ===============          =============
           Contribution of non cash assets to Reckson Strategic
              Venture Partners, LLC  -                                             $  (1,879,646)             $     ----
           Investment in American Campus Communities, LLC
                                                                                   ===============          =============



          (see accompanying notes to consolidated financial statements)

                        RECKSON SERVICE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998



1.   Organization and Formation of the Company


Reckson Service Industries ("RSI" or the "Company"), a business service provider, was formed on July 15, 1997 by Reckson Associates Realty Corp. ("Reckson"), to create, operate and manage a system of inter-related business services offered for sale to its customer pool which includes business customers of Reckson Operating Partnership, L.P. ("ROP") a commercial real estate owner, Advantis, the Company's executive suite business, On-Site Ventures, LLC, ("On-Site") the Company's telecommunications business, and Reckson Strategic Venture Partners, LLC ("RSVP") (collectively, the "RSI Customer Pool") and third parties in the general marketplace through a centralized infrastructure. The Company's growth strategy is to acquire or form strategic alliances with established businesses with strong entrepreneurial management a reputation for high quality services within each of its targeted business service sectors ("Business Service Platforms"). Specifically, the Company seeks opportunities for which there is broad demand in the RSI Customer Pool. Such Business Service Platform investment or alliance serves as a basis for sale and delivery of business services to the RSI Customer Pool. The Company believes the RSI Customer Pool will attract exceptional investment opportunities and strategic alliances which can capitalize on enhanced revenue opportunities through a cross selling effort. The Company will establish Business Service Platforms that present significant opportunities to provide business services to the RSI Customer Pool and other third parties. Currently, the RSI Customer Pool retains third parties to provide many business to business services for their day-to-day operations. Of these services, the Company may seek to provide the RSI Customer Pool with telecommunications, document storage, document reproduction and logistics services (i.e., inventory services, messenger services and delivery services), as well as the other business services that the Company determines may be utilized by the RSI Customer Pool. The RSI Customer Pool consists of small to medium size businesses as well as the mobile workforce of large corporations. RSI seeks to provide the RSI Customer Pool high quality value-added business services meeting all of their outsourcing needs providing them with resources to successfully compete in the marketplace. The Company will seek growth in each Business Service Platform by (i) accessing the RSI Customer Pool as an anchor for growth opportunities, (ii) integrating each Business Service Platform into RSI's centralized infrastructure and (iii) acquiring similar businesses, forming strategic alliances or making additional investments within such Business Service Platform.

In connection with the initial capitalization of RSI, ROP contributed $4,256,324 for a 95% nonvoting equity interest and certain members of Reckson management contributed notes of $224,017 to the Company in exchange for a 5% voting ownership interest. On October 29, 1997 the notes were repaid.

On June 11, 1998, ROP distributed its 95% of the common stock of RSI to its unit holders of record on May 26, 1998 (the "Distribution"). Immediately prior to the Distribution, the shares of non-voting common stock held by ROP were exchanged by RSI for RSI common shares. Each share of the Company's common stock issued in the Distribution was accompanied by one preferred share purchase right. Simultaneously, Reckson distributed 100% of the RSI common shares received from the Distribution to its common shareholders of the same record date. In addition, simultaneously with the Distribution, the Company issued rights to its stockholders to subscribe for the purchase of additional shares of common stock of the Company.

Immediately after the Distribution, RSI granted to its stockholders (a "Holder") one subscription right for each share of RSI common stock. Each subscription right entitled the Holder to purchase one share of RSI common stock at a purchase price of $1.03 per share (the "Exercise Price") and, at the election of such Holder, four additional shares (but not less than four additional shares) at a purchase price of $1.03 per share. A Holder of subscription rights had the opportunity to acquire up to an aggregate of approximately 20,557,130 shares of RSI common stock. RSI and Reckson Standby, LLC (the "Standby Purchaser") (an entity owned by several members of management), entered into a Standby agreement pursuant to which the Standby Purchaser agreed to purchase, and RSI agreed to sell, any and all shares of RSI common stock that were the subject of subscription rights in the rights offering but were not subscribed for by a Holder on the expiration date at the Exercise Price. The proceeds from the stand-by purchaser were approximately $7,325,000. RSI received net proceeds from the rights offering of approximately $19,852,000. In connection with the Company's initial capitalization the Company obtained, from ROP, a five year $100 million unsecured credit facility (the "RSI Facility"). The RSI Facility bears interest at a rate equal to the greater of the prime rate plus 2% and (i) 12% per annum with the rate in this clause (ii) increasing annually on outstanding borrowings at the rate of 4% per year over the prior years rate.

RSVP was formed on March 5, 1998 to invest in real estate and real estate-related operating companies with experienced management teams in market sectors which are in the early stages of their growth cycle or offer unique circumstances for attractive investments as well as platforms for future growth. Through RSVP Holdings, LLC ("Holdings") the Company is a managing member and 100% owner of the common equity of RSVP. New World Realty, LLC ("New World"), an entity owned by two individuals retained by Holdings,(the "Managing Directors"), acts as a managing member of Holdings, and has a carried interest which provides for the Managing Directors to receive a share in the profits of RSVP after the Company and Paine Webber Real Estate Securities, Inc. ("PWRES") have received certain minimum returns and a return of capital. PWRES is a non-managing member and preferred equity owner who has committed $200 million in capital (the "PWRES Equity Facility") and shares 66 2/3% in profits and losses of RSVP with the Company, subject to a maximum internal rate of return of 16% of invested capital. On April 24, 1998, PWRES assigned 25% of its preferred equity interest in RSVP, representing an unfunded capital commitment of $50 million to Stratum Realty Fund, LLC ("Stratum").The assignment provides Stratum with similar rights and priorities.

Holdings, has retained two managing directors (the "RSVP Managing Directors") to manage the day-to-day operations of RSVP, subject to the strategic direction of RSI. New World Realty, LLC ("New World"), an entity owned by the RSVP Managing Directors acts as a managing member of RSVP Holdings, LLC. The RSVP Holdings, LLC operating agreement (the "Managing Member Operating Agreement") provides for the payment to New World of distributions out of the cash flow of Holdings after RSI and affiliated persons have received a return of their capital contributions to RSVP investments plus a 12% internal rate of return ("IRR") thereon, of $15 million and, thereafter, a share of cash flows ranging from 15% to 27.75% based upon the IRR received by RSI and affiliated persons above 12% in respect of RSVP investments. The Managing Member Operating Agreement obligates RSI to contribute 100% of the capital contributions to be made by RSVP Holdings, LLC to RSVP in an amount up to $100 million. In the event that RSI defaults in making its capital contributions, distributions to New World and RSI's management rights will be reduced and RSI will be obligated to purchase, at the election of New World, a portion of New World's interest in RSVP Holdings, LLC for a minimum of $15 million. At the termination of RSVP, New World has a right of first refusal to purchase any RSVP investment proposed for sale. New World will also be entitled to one-half of any asset management fee earned by Holdings from ROP. Additionally, it is anticipated that New World will receive transaction fees of up to $1 million a year for identifying investment opportunities for RSVP.

ROP and RSI have entered into an intercompany agreement (the "ROP Intercompany Agreement") to formalize their relationship and to limit conflicts of interest. Under the ROP Intercompany Agreement, RSI granted ROP a right of first opportunity to make any Real Estate Investment Trust ("REIT")-qualified investment that becomes available to RSI. In addition, if a REIT-qualified investment opportunity becomes available to an affiliate of RSI, including RSVP, the ROP Intercompany Agreement requires such affiliate to allow ROP to participate in such opportunity to the extent of RSI's interest.

Under the ROP Intercompany Agreement, ROP granted RSI a right of first opportunity to provide business services to ROP and its tenants. RSI is required to provide services to ROP at rates and on terms as attractive as either the best available for comparable services in the market or those offered by RSI to third parties. In addition, ROP is required to give RSI access to its tenants with respect to business services that may be provided to such tenants and, under the ROP Intercompany Agreement, subject to certain conditions, ROP granted RSI a right of first refusal to become the lessee of any real property acquired by ROP if ROP determines that, consistent with Reckson's status as a REIT, it is required to enter into a "master" lease agreement.

                        RECKSON SERVICE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998



2.   Summary of Significant Accounting Policies


Basis of Presentation

The accompanying consolidated financial statements present the financial position of the Company at December 31, 1998 and 1997 and the results of its operations and its cash flows for the year ended December 31, 1998 and for the period July 15, 1997 (commencement of operations) to December 31, 1997. The Company accounts for its investments of less than controlling interests under the equity method of accounting. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

The investments in Dobie Center Properties, Ltd ("Dobie") and American Campus Communities, LLC ("ACC") through March 31, 1998, and Holdings, Reckson Executive Centers, Inc. ("REC"), InterOffice Superholdings Corporation ("Interoffice") and On-Site are reflected in the accompanying financial statements under the equity method of accounting.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Long-Lived Assets

The Company assesses the need to record impairment losses on long-lived assets used in operations when indicators of impairment are present. On an on-going basis, management reviews the value and period of amortization or depreciation of long-lived assets, including excess investments of equity investments. During this review, the Company re-evaluates the significant assumptions used in determining the original cost of long-lived assets. Although the assumptions may vary from transaction to transaction, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been a permanent impairment of the value of long-lived assets based upon events or circumstances which have occurred since acquisition.

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

                        RECKSON SERVICE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

2.   Summary of Significant Accounting Policies (continued)

Income Taxes

At inception, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which prescribes an asset and liability method of accounting for income taxes. Under SFAS No. 109, deferred tax assets are recognized for temporary differences that will result in deductible amounts in future years and for carry forward. A valuation allowance is recognized if it is more likely than not that some portion of the deferred asset will not be recognized. At December 31, 1998 any deferred tax assets have been reserved for 100% due to the uncertainty as to whether these assets will have benefit in future periods.

Earnings Per Share

In 1997, the FASB issued Statement No. 128, "Earnings per Share" ("FAS 128"). FAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented to conform to the FAS 128 requirements.

Comprehensive Income

In 1997, the FASB issued Statement No. 130, ("SFAS 130") Reporting Comprehensive Income SFAS No. 130 which is effective for fiscal years beginning after December 15, 1997. SFAS 130 established standards for reporting comprehensive income and its components in a full set of general-purpose financial statements. SFAS 130 requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The adoption of this standard had no impact on the Company's financial position or results of operations.

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures About Fair Value of Financial Instruments" requires RSI to disclose the estimated fair values of its financial instrument assets and liabilities. The carrying amounts approximate fair value for cash and cash equivalents because of the short maturity of those instruments. For the loans payable to affiliates the estimated fair value approximates the recorded balance.

Disclosures about Segments of an Enterprise and Related Information

In 1997, the FASB issued Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") which is effective for fiscal years beginning after December 15, 1997. SFAS 131 establishes standards for reporting information about operating segments in annual financial statements and in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of this standard had no impact on the Company's financial position or results of operations, but did effect the disclosure of segment information, see Note 6.

Derivative Instruments and Hedging Activities

In June 1998, the FASB issued Statement No. 133,
"Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginnning of any fiscal quarter after its issuance. The Company expects to adopt the new Statement effective January 1, 2000. The Company does not anticipate that the adoption of this Statement will have any effect on its results of operations or financial position.

Change in Accounting Principle

In April 1998, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued SOP No. 98-5, "Reporting on the Costs of Start-Up Activities". This standard provides guidance on the financial reporting for start-up costs and requires that such costs be expensed as incurred. The standard is effective for fiscal years beginning after December 15, 1998. In accordance with this standard the Company changed its method of accounting for start-up costs and organizational costs in 1998. Previously, start-up activities and organization costs were capitalized and amortized over 5 years. The cumulative effect of this change in accounting principle for 1998 was $67,945, has been included in 1998 operations.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

                        RECKSON SERVICE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

3.   INVESTMENTS

The Company's equity investments are summarized as follows:


                                                         December 31, 1998            December 31, 1997
                                                       ----------------------      -----------------------
Investment in Dobie                                      $       --                      3,868,093
Investment in ACC                                                ---                     1,652,165
Investment in and advances to Holdings                    15,560,896                          ---
Investment in and advances to REC                            892,894                          ---
Investment in and convertible loans to On-Site             7,101,330                      325,000
Investment in and advances to Interoffice                 22,282,591                          ---
                                                       -------------                    ----------

TOTAL EQUITY INVESTMENTS                                  45,837,711                 $  5,845,258
                                                       =============                    ==========


The following are the Company's summarized equity in earnings (loss) of investments:



                                                             For the year             For the period from
                                                                 ended                  July 15, 1997 to
                                                           December 31, 1998           December 31, 1997
                                                        ----------------------       ----------------------
Equity in earnings of Dobie                             $     170,567                $   245,593
Equity in loss of ACC                                         (51,504)                   (22,156)
Equity in loss of Holdings                                 (3,959,989)                     -----
Equity in loss of REC                                        (149,079)                     -----
Equity in loss of On-Site                                     (30,555)                     -----
Equity in earnings of Interoffice                               54,161                     -----
                                                        --------------                  ----------

TOTAL EQUITY IN  EARNINGS  (LOSS) OF INVESTMENTS        $  (3,966,399)               $   223,437
                                                        ==============                  ==========


                        RECKSON SERVICE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
3.   Investments (Continued)

The Company's significant investments are summarized as follows:


RSVP Holdings, LLC

Summarized financial information and a summary of the Company's investment in, advances to Holdings and RSI's share of loss is as follows:



BALANCE SHEET                                                        December 31, 1998
-------------                                                        -----------------
Assets
Investment in Dobie.....................................................     $     32,296
Investment in ACC.......................................................        1,262,415
Investment in Assisted Living Investments, LLC..........................        4,676,272
Investment in Dominion Venture Group, LLC  .............................       29,288,973
Deferred compensation...................................................        4,938,539
Other assets............................................................        4,552,917
                                                                                ---------
    Total Assets........................................................     $  44,751,412
                                                                            ===============
Liabilities and Members' Equity
Due to affiliates......................................................      $   1,591,459
Other liabilities......................................................          1,397,412
                                                                                 ---------
    Total Liabilities..................................................          2,988,871
                                                                                 ---------

Minority interest......................................................         31,201,645
Preferred capital offering costs.......................................          (5,000,000)
RSI investment in and advances to Holdings ............................          15,560,896
                                                                                 ----------
     Total Liabilities and Members' Equity............................       $   44,751,412
                                                                            ================


In connection with the PWRES Equity Facility, RSVP paid a commitment fee of 2.5% of the total preferred equity commitment of $5,000,000.

                        RECKSON SERVICE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998



3.   INVESTMENTS - (CONTINUED)

Statement of Operations
                                                         For the period from
                                                        February 26, 1998 to
                                                          December 31, 1998
                                                          -----------------
Revenues:

Interest income.........................................   $ 193,034
Other income............................................     453,644
                                                             -------
     Total Revenues.....................................     646,678
                                                             -------

Equity in earnings (loss) of investments

Equity in earnings of Dobie.............................      32,296
Equity in loss of ACC...................................    (518,895)
Equity in loss of Gateway Development Group, LLC........    (650,531)
Equity in loss of Assisted Living Investments, LLC......  (2,907,607)
Equity in earnings of Dominion Venture Group, LLC.......     296,970
                                                              ------
Total Equity in loss of investments.....................  (3,747,767)
                                                          ----------
Expenses:
Operating expenses......................................   2,212,440
General and administrative expenses.....................   3,769,716
Organization costs .....................................     757,644
Interest expense........................................     491,172
Depreciation and amortization...........................      30,557
                                                           ---------
      Total Expenses....................................   7,261,529
                                                           ---------

Minority Interest.......................................  (6,263,739)
                                                          ----------
Net loss................................................  (4,098,879)
Less: Elimination of intercompany management fee........     138,890
                                                             -------
RSI's share of net loss................................. $(3,959,989)
                                                          ==========


On April 1, 1998, the Company acquired a 9.9% membership interest in Reckson Executive Centers, LLC ("REC, LLC") for $200,000 from ROP and assumed debt of approximately $322,000. REC, LLC owns and operates eight executive office suite centers in the New York TriState Area. The Company also loaned REC, LLC approximately $623,000 to fund purchases of certain business assets in connection with the operation of the executive centers. These loans accrue interest at 12%. On October 5, 1998, the Company contributed its interest in REC, LLC to Reckson Executive Centers, Inc. ("REC") in exchange for 75% of the Common Stock of REC. For the period April 1, 1998 to December 31, 1998, the Company recognized a loss of $149,079.

On November 9, 1998, the Company announced the exercise of its option to acquire a majority interest in Interoffice, the executive office suite business held by Reckson Management Group, Inc. ("RMG"). The aggregate purchase price paid by the Company to RMG was approximately $20.5 million and was financed through borrowings under the RSI Facility. The Company also acquired rights to certain advances made by RMG to the other stockholders' of Interoffice for approximately $10.3 million. Such receivables are secured by the shares held by these stockholders.

On January 8, 1999 Interoffice and REC merged with Alliance National Incorporated ("Alliance") (See Note 8).

                        RECKSON SERVICE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


3.   INVESTMENTS - (CONTINUED)

Summarized financial information and a summary of the Company's investment in, advances to and share of income from Interoffice is as follows:



Balance Sheet
-------------
                                                                 December 31, 1998
                                                                 -----------------
Assets
     Current assets                                                  $  6,045,328
     Property & Equipment, net                                          8,598,216
        Goodwill                                                       31,811,421
     Other Assets                                                       3,250,511
                                                                -----------------
TOTAL ASSETS                                                         $ 49,705,476
                                                                =================

LIABILITIES AND STOCKHOLDERS' EQUITY
         Current liabilities                                         $  6,312,533
         Long-term liabilities                                          9,544,196
                                                                 ----------------
     Total liabilities                                                 15,856,729
                                                                 ----------------
Stockholders' Equity
         Non-RSI Stockholders                                          13,038,002
         Net RSI investment and advances to Interoffice                22,282,591
         Less: Non-Interoffice equity in RSI investment                (1,471,846
                                                                 ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 49,705,476
                                                                 ================


Statement of Operations
                                                                    For the period
                                                                  November 9, 1998 to
                                                                    December 31, 1998
                                                                    -----------------
Revenues
     Rental income                                                    $ 4,089,740
     Services income                                                    4,024,810
     Other income                                                         141,701
                                                                 ------------------
     Total Revenues                                                     8,256,251
                                                                 ------------------
Expenses
     Rent                                                               2,889,699
     Services                                                           1,604,313
     General and administrative                                         3,123,747
     Depreciation and amortization                                        663,127
     Interest expense                                                      48,874
                                                                  -----------------
     Total expenses                                                     8,329,760
                                                                  -----------------
Net loss as reported by Interoffice                                       (73,509)
Add: Adjustment for non-RSI costs incurred                                164,727
                                                               -------------------
Net income as adjusted                                                     91,218

Less: non-RSI share                                                        (37,057)
                                                                -------------------
RSI share of net income                                         $          54,161
                                                                ====================

                        RECKSON SERVICE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998



3.   INVESTMENTS - (CONTINUED)


Student Housing

The Company acquired a 33 1/3% interest in a wholly owned subsidiary of RFG Capital Group, LLC for $1.51 million whose sole net investment is a 76.09% interest in ACC, a student housing enterprise which owns, develops, constructs, manages and acquires, on-and off campus student housing projects. On April 1, 1998, RSI transferred its interest in ACC to RSVP. RSI's loss for its period of ownership, January 1, 1998 to March 31, 1998 was $51,504. For the period April 1, 1998 to December 31, 1998, RSVP's share of losses was $518,895.

In 1997, the Company invested through other affiliated entities $3.62 million in Reckson Opportunity Partners, LP ("RO").RO invested approximately $10.8 million to acquire a 70% interest in Dobie, which owns 100% in Dobie Center, a mixed-use student housing and retail property located in Austin, Texas. On April 1, 1998, the Company transferred its interest in RO to RSVP, net of certain proceeds related to the refinancing of Dobie Center. RSI's income for its period of ownership, January 1, 1998 to March 31, 1998 was $170,567. For the period April 1, 1998 to December 31, 1998 RSVP's share of income was $32,296.

Privatization

On August 11, 1998, RSVP acquired through a wholly owned subsidiary an interest in Gateway Development Group, LLC ("Gateway") with Gateway Management for approximately $377,000. Gateway is a start up entity that pursues opportunities in privatized military housing. The Company is uncertain whether it will recover its invested dollars from Gateway's future cash flows. At December 31, 1998, RSVP has recognized a loss of $650,531 which includes a reserve for their invested dollars plus acquisition costs of $101,293.

On August 27, 1998, the Company announced the formation of a joint venture between RSVP and Dominion, an Oklahoma-based, privately-owned group of companies that focuses on the development, acquisition and ownership of government occupied office buildings and correctional facilities. The new venture, Dominion Venture Group LLC (the "Dominion Venture"), is owned by RSVP-Dominion LLC, a subsidiary of RSVP, and by Burgess Services, LLC, an entity owned and controlled by Calvin Burgess, President and Chief Executive Officer of Dominion. The Dominion Venture will engage primarily in acquiring, developing and/or owning government-occupied office buildings and privately operated correctional facilities and related activities. Under the Operating Agreement, RSVP is to invest up to $100 million, some of which may be invested by ROP (together, the "RSVP Capital"), for capital requirements approved by RSVP. RSVP funded its total capital contribution of $8,597,455 through draws under its PWRES Equity Facility and the RSVP Facility with ROP. ROP contributed $10,065,338 in connection with the Dominion Venture. For the period August 27, 1998 to December 31, 1998, RSVP recognized $296,970 of income.

                        RECKSON SERVICE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


3.   INVESTMENTS (CONTINUED)


Assisted Living

On August 12, 1998, RSVP acquired through a wholly owned subsidiary a 45% interest in Assisted Living Investments, LLC ("ALI") for approximately $3.25 million. ALI is a joint venture that develops, leases, operates and finances assisted living facilities. In addition, RSVP has agreed to contribute 80% of the equity of ALI, up to a maximum $16.0 million for a total maximum commitment of $19.25 million. RSVP funded $7.5 million of its $19.25 million commitment upon the closing of the transaction. RSVP funded 50% of its capital contribution through draws under the PWRES Equity Facility. The remaining 50% capital contribution was funded through a draw under the RSVP facility (see Note 5).

As of December 31, 1998, the excess of the RSVP's investment over its share of the equity in the underlying net assets of ALI ("Excess ALI Investment") was $2,887,585. The Excess ALI Investment is being amortized over the life of the investment estimated at 25 years.

Summarized financial information and a summary of RSVP's investment in and share of loss is as follows:


Balance Sheet


                                                             December 31, 1998
                                                         ---------------------

Assets
Property and equipment, net......................       $            79,101,531
Other assets.....................................                     6,483,316
                                                        ------------------------
                                                        $            85,584,847
     Total Assets................................       ========================




Liabilities and Members' Deficit

Note payable.....................................       $            82,883,473
Other liabilities................................                     8,087,520
                                                        -----------------------
    Total Liabilities............................                    90,970,993
                                                        -----------------------


Minority interest................................                    (7,174,833)
RSVP investment in ALI...........................                     4,676,272
Less:  Excess ALI investment.....................                    (2,887,585)
                                                        ------------------------
Total Members' Deficit                                               (5,386,146)
                                                         -----------------------
Total Liabilities and Members' Deficit...........                  $ 85,584,847
                                                        ========================


Statement of Operations

                                                             For the period from
                                                             August 12, 1998 to
                                                              December 31, 1998




     Total Revenues...............................................   $ 2,847,404
                                                                    ------------




     Operating expenses...........................................    3,509,287
     Pre-opening expenses.........................................    1,090,673
     Depreciation and amortization................................    1,180,190
     Interest expense.............................................    1,759,929
     Other expenses...............................................      409,421
                                                                      ----------

            Total expenses........................................    7,949,500
                                                                      ----------
     Net loss as reported by ALI..................................   (5,102,096)
     Adjustment for equity accounting basis.......................      545,337
                                                                      ----------
     Net loss as adjusted.........................................   (4,556,759)

     Less:  Non-RSVP share........................................   (1,708,785)
                                                                      ----------
     RSVP share of net loss.......................................   (2,847,974)
     Amortization of excess investment and pre-opening costs......      (59,633)
                                                                      ----------
     Total RSVP share of net loss.................................  $(2,907,607)
                                                                     ===========

                        RECKSON SERVICE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998



3. INVESTMENTS (CONTINUED)

With respect to RSVP's investment in ALI, on February 1, 1999, a member of Sun Healthcare Group, Inc., ("SUN") the parent of an ALI member, reported a significant loss from operations during the quarter ended December 31, 1998. Additionally, SUN continues to implement a comprehensive restructuring of its operations. The restructuring of SUN's operations had led the partners of ALI to enter into negotiations regarding ALI's ongoing business plan and potentially modify allocations and priorities of cash flow, profits and losses. These negotiations are in progress. As of December 31, 1998, RSVP determined that there was no impairment on its investment in ALI.


Telecommunications


RSI holds a subordinated note convertible into a 58.69% equity interest in On-Site, a company that provides advanced telecommunications systems and services within commercial buildings and/or building complexes. The Company has advanced OnSite $6.5 million through December 31, 1998 to fund operating costs under the terms of the note. The loan bears interest at a rate of 12% per annum. On May 18, 1998, the Company purchased a membership interest in On-Site equal to 1% of the aggregate membership interests. At December 31, 1998, the Company recognized a loss of $30,555 relating to its 1% interest.

In May 1998, the Company made an initial capital contribution of $300,000 for a 58.69% interest in On-Site Commerce and Content, LLC ("OCC"), a Company established to acquire and develop software products. As of December 31, 1998 OCC had no operations.


4. SHAREHOLDERS' EQUITY

The Company has established the 1998 stock option plan (the "Plan") for the purpose of attracting and retaining executive officers, directors and other key employees. Pursuant to the Plan 3,700,376 of the Company's authorized shares have been reserved for issuance under the Plan. On January 10, 1998 and March 30, 1998, the Company granted options to purchase 542,892 and 2,732,085, respectively of the Company's common shares at an exercise price of $1.10 and $1.04 respectively per share based on the fair value on each date of grant, which the board of directors of the Company has concluded to be the book value on each date of grant. These options fully vest on January 1, 1999.

On August 4, 1998, the Board of Directors of the Company adopted a "broad based" stock option plan for the purpose of awarding options to non-executive officers and new hires. Pursuant to such adoption, 100,000 of the Company's authorized shares have been reserved for this purpose.

Additionally, on August 4, 1998, the Company granted options to purchase 456,564 shares at an exercise price of $2 per share, which approximated market value at the time of the grant. These options have a five year vesting period.

                        RECKSON SERVICE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998




4. SHAREHOLDERS' EQUITY (CONTINUED)


Stock Option Plan

Options granted under the 1998 qualified stock option plan are exercisable at the market price on the date of the grant and, subject to termination of employment, expire ten years from date of the grant, are not transferable other than on death.

Pro forma information regarding net income and earnings per share is required by FAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumption for 1998, risk-free interest rate of 5%, no expected dividend yield, a volatility factor of the expected market price of the Company's common stock of 1.723 and a weighted-average expected life of the option of 7 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. For the year ended December 31, 1998 the Company's pro forma information follows:


     Pro forma net loss (in thousands)          $ (11,495,683)
                                                 -------------

     Basic and diluted net loss per share       $        (.79)
                                                 -------------

     A summary of the Company's stock option activity, and related information for the year ended December 31, 1998 is as follows:


                                                                      Weighted-              Weighted-
                                                                       Average               Average
                                                    Options         Exercise Price          Fair Value
     Outstanding - December 31, 1997              -----                $ -----          $    ----
          Granted                               3,731,541               1.16                  1.15
          Exercised                                ----                 -----                 -----
          Forfeited                                ----                 -----                 -----
                                              ---------------     -----------------    -------------------
     Outstanding - December 31, 1998            3,731,541              $1.16            $     1.15
                                              ===============     =================    ===================

                        RECKSON SERVICE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31,1998

5. TRANSACTIONS WITH RELATED PARTIES

On June 15,1998 RSI established the RSI Facility with ROP in the amount of $100 million for RSI's service sector operations and other general corporate purposes. ROP has advanced the Company $33,699,719 at December 31,1998. These advances bear interest at 12% per annum. Additionally, RSI established the RSVP Facility with ROP for funding the RSVP investments. The amount available under RSVP Facility is reduced by any amount invested by ROP in joint ventures with RSVP. As of December 31,1998, ROP has advanced RSI $7,281,781 under the RSVP Facility and has invested $10,065,338 in joint ventures with RSVP. The total outstanding at December 31,1998 owed by RSI under both credit facilities was $40,981,500.

In February 1998, Holdings entered into employment agreements with the two Managing Directors of RSVP. The agreements provide for a minimum annual salary of $500,000 and have a seven-year term. In addition to the base salary each Managing Director has received from the Company a $3.0 million grant of common stock of Reckson (the "Reckson Stock") which will vest equally over five years. The Reckson Stock was purchased by the Company and contributed to Holdings. In addition, in April 1998, the Company advanced each managing director a tax loan of approximately $1.4 million in connection with the grant of Reckson Stock. These loans bear interest at 8% per annum and are due in April, 2003 and are secured by the Reckson Stock. Additionally, New World will receive transaction fees of up to $1 million per year related to identifying RSVP investment opportunities. In August of 1998, $1 million of such fees were paid to New World by third parties.

RSI and Reckson Standby, LLC (the "Standby Purchaser") (an entity owned by several members of management), entered into an agreement pursuant to which the Standby Purchaser agreed to Purchase, and RSI agreed to sell, any and all shares of RSI common stock that were subject of subscription rights in the rights offering but were not subscribed for by Holders on the expiration date at the Expiration Price. Pursuant to the standby agreement, in July 1998, the Standby Purchaser acquired 7,111,650 shares of RSI common stock for an aggregate purchase price of approximately $7,325,000.

The Company is entitled to a cumulative management fee of $2 million with respect to RSVP, of which $1.5 million is subordinate to PWRES receiving an annual minimum rate of return of 16% and a return of its capital. The unsubordinated amount for the period March 5, 1998 to December 31, 1998 was $416,667.

The Comapny reimburses ROP with respect to general and administrative expenses (including payroll expenses) incurred by ROP for the benefit of the Company. During 1998, the Company reimbursed ROP $399,387 for such activities.

                        RECKSON SERVICE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998



6. SEGMENT DISCLOSURE

Each of the segments has a managing director who reports directly to the Board of Directors/Executive Committees who have been identified as the Chief Operating Decision Makers ("CODM") because of their final authority over resource allocation decisions and performance assessment.

The CODM evaluate the operating performance of these segments based on sectors.

RSI's governance and control rights are generally exercised through Board of Directors seats and through representation on the executive committees of the various segment entities.

The following table sets for the Company's segments and their revenues and expenses and other related disclosures as required by SFAS 131 for the year ended December 31, 1998.

                                   TELE
              EXEC. OFFICE         COMMU        ASSISTED                           STUDENT           OTHER
              SUITES               NICATIONS    LIVING         PRIVATIZATION       HOUSING           HOLDINGS             TOTAL
            ------------  ---------------  -----------------  ------------    ----------------  --------------     -------------
INVESTMENT    $ 23,175,485     $7,101,330       $  2,338,136    $2,970,770        $  1,294,711       $8,957,279      $45,837,711
            ------------  ---------------  -----------------  ------------    ----------------  --------------     -------------
REVENUES      13,012,817          950,015          2,847,404    19,442,953          17,036,554
            ------------  ---------------  -----------------  ------------    ----------------  --------------     -------------
EXPENSES      13,226,017        5,863,052          7,949,500    18,892,316          18,393,472       1,819,736
            ------------  ---------------  -----------------  ------------    ----------------  --------------     -------------
NET INCOME     (213,200)       (4,913,037)       (5,102,096)       550,637         (1,356,918)
(LOSS)
            ------------  ---------------  -----------------  ------------    ----------------  --------------     -------------
RSI/EQUITY    $ (94,918)       $ (30,555)       $(1,453,804)    $(199,850)        $  (367,536)     $ (1,819,736)    $(3,966,399)
IN LOSS
            ------------  ---------------  -----------------  ------------    ----------------  --------------     -------------


7. OFFICE LEASES

The Company leases office space, pursuant to a non-cancelable operating lease from a ROP affiliated entity. Future minimum lease commitments relating to the lease as of December 31, 1998 is as follows:

                  1999...................................   $ 48,798
                  2000...................................     50,568
                  2001...................................     52,404
                  2002...................................     54,318
                  2003...................................     56,310
                  Thereafter.............................    274,418
                                                             -------
                                                           $ 536,816
                                                             =======
8. SUBSEQUENT EVENTS

On January 8, 1999, each of Interoffice (36 executive office suite centers) and REC (8 executive office suite centers) an executive center business acquired by the Company from ROP and an officer of REC, merged with Alliance a holding company which owns and operates approximately 90 nationally located executive office suites centers. The merged entity changed its name to Advantis. The stockholders of Interoffice and REC received shares of the Series C Preferred Stock of Advantis which represent approximately 40% of the equity interest in Advantis. The Company thereafter owned approximately 23% of Advantis.
The holders of the Series C Preferred Stock have the right to appoint four of the ten members of the board of directors of Advantis, including
Chairman of the Board and specified preemptive rights and other specified rights. RSI and the other stockholders of Interoffice hold the Series C Preferred Stock received in respect of the Merger of Interoffice through Interoffice Superholdings LLC ("IS LLC"), a newly formed Delaware limited liability company of which RSI is the sole manager. Likewise, RSI holds the Series C Preferred Stock received in respect of the merger of REC through REC LLC, a newly formed Delaware limited liability company of which a subsidiary of RSI is the managing member.

Advantis and RSI have also entered into an intercompany agreement pursuant to which RSI has the opportunity to be the exclusive provider of certain business services to Advantis, provided certain third party and "most-favored nation" conditions are satisfied.

RSI acquired certain ownership rights related to the Series C Preferred Stock of Advantis from a stockholder of Interoffice which provided the Company with enhanced governance rights for $6.5 million. In addition, the Company paid $3.5 million to another stockholder of Interoffice for an option to purchase that stockholders effective interest in the Series C Preferred Stock for a purchase price of $6.75 million. If the option is not exercised, the stockholder has the right to sell such interests to the Company at fair value, as determined in accordance with the applicable agreement. A significant number of items presented to the Board will require the separate approval of a majority of the representatives of the Series C Preferred Stock on the Board, including significant acquisitions, sale or leasing of assets, approval of Advantis' annual operating budget, certain borrowings and capital expenditures by Advantis, the hiring or termination of senior executives and other matters. The holders of Series C Preferred Stock also have the right to appoint half of the members of the executive and audit committees of the Board. The preferred stockholders of Advantis (including the holders of Advantis Class A Preferred Stock, Class B Preferred Stock and Class C Preferred Stock) were granted super-majority voting rights with respect to certain corporate actions, including the issuance of equity securities, changes to the charter documents of Advantis and other matters.

On February 10, 1999, the Company along with another member of On-Site (the "Members"), executed a senior secured promissory note with On-Site for
$4,000,000. The Members initially funded $2,000,000, in which RSI funded approximately $1.35 million. The note matures in February 2000. Interest in compounded monthly at a variable rate subject to the terms in the loan agreement.

On March 17, 1999, PWRES transferred all of its rights, title and interest in its invested capital to date in RSVP to Stratum. This transfer will include the rights to distributions based upon the amount of funded capital contributions. (Unaudited)


10. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following summary represents the Company's results of operations for each quarter during 1998:


                                             First Quarter             Second Quarter        Third Quarter       Fourth Quarter
                                             -------------             ------------          -------------       ------------
     Total revenues........................  $     46,661              $   205,382           $   495,135         $    595,326
                                             ------------              -----------           -----------         ------------
     Equity in loss of investments.......        (424,353)                 (26,751)              (735,458)         ( 2,779,837)
                                             --------------            ------------          -------------       --------------
     Total expenses......................    $    331,517              $   595,107           $ 1,003,678         $   3,525,661
                                             ------------              -----------           -----------         ------------
     Cumulative effect of change in
     accounting principle..............           (67,945)                  ------                 ------             -----
                                             ============              ============          =============        =============
     Net loss.............................       (777,154)                 (416,476)            (1,244,001)          (5,710,172)
                                             ============              ============          =============        =============
     Basic and diluted net loss per
     weighted average common share           $      (.20)          $        (.09)        $           (.05)       $         (.23)
                                             ============             =============         ==============        =============
     Basic and diluted weighted average
     common shares outstanding.....             3,864,573               4,513,975               24,685,514           24,685,514
                                             ============              ==========            =============         ============


     The above quarterly information has been restated to reflect the Company's early adoption of SOP 98-5.

                         Report of Independent Auditors



To the Board of Directors of
Interoffice Superholdings Corporation

We have audited the accompanying consolidated balance sheet of Interoffice Superholdings Corporation and Subsidiaries ("Interoffice") as of December 31, 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for the period November 9, 1998 to December 31, 1998. These financial statements are the responsibility of Interoffice's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Interoffice Superholdings Corporation and Subsidiaries at December 31, 1998 and the consolidated results of their operations and their cash flows for the period November 9, 1998 to December 31, 1998, in conformity with generally accepted accounting principles.


                                                s/Ernst & Young LLP


New York, New York
March 12, 1999

             Interoffice Superholdings Corporation and Subsidiaries

                           Consolidated Balance Sheet

                                December 31, 1998

Assets
Current assets:
   Cash and cash equivalents                                                              $    3,420,947
   Accounts receivable, net of allowance for doubtful accounts of $48,400                      2,053,508
   Prepaid expenses, prepaid taxes and other assets                                              459,218
   Due from related party                                                                        111,655
                                                                                        -------------------
Total current assets                                                                           6,045,328

Goodwill, net                                                                                 31,811,421
Property and equipment, net                                                                    8,598,216
Deferred acquisition costs                                                                     1,346,536
Restricted cash                                                                                  688,246
Certificate of deposits                                                                          565,125
Deposits                                                                                         544,309
Other assets                                                                                     106,295
                                                                                        -------------------
Total assets                                                                              $   49,705,476
                                                                                        ===================

Liabilities and Stockholders'Equity
Current liabilities:
   Accounts payable and accrued expenses                                                  $    4,624,897
   Capital lease obligations                                                                   1,644,345
   Notes payable                                                                                  43,291
                                                                                        -------------------
Total current liabilities                                                                      6,312,533

Notes payable                                                                                    365,440
Deferred rent payable                                                                          1,332,822
Due to stockholder                                                                             1,750,000
Capital lease obligations                                                                        460,484
Security deposits                                                                              4,767,348
Deferred income taxes                                                                          2,618,102
                                                                                        ------------------
Total liabilities                                                                             17,606,729
                                                                                        ------------------

Stockholders' equity:
   Common stock, $1 par value; 50,000 Class A shares authorized, 50,000 Class B
     shares; 11,468 Class A shares issued and outstanding                                         11,468
   Additional paid-in-capital                                                                 32,918,835
   Accumulated deficit                                                                          (831,556)
                                                                                        -------------------
Total stockholders' equity                                                                    32,098,747
                                                                                        -------------------
Total liabilities and stockholders' equity                                               $    49,705,476
                                                                                        ===================


                            See accompanying notes.

             Interoffice Superholdings Corporation and Subsidiaries

                      Consolidated Statement of Operations

              For the period November 9, 1998 to December 31, 1998


Business center operations:
   Revenues:
     Office rentals                                             $   4,089,740
     Support services                                               4,024,810
                                                               -----------------
                                                                    8,114,550
                                                               -----------------
Expenses:
   Rent                                                             2,889,699
   Support services                                                 1,604,313
   Center general and administrative                                1,626,694
                                                               -----------------
                                                                    6,120,706
                                                               -----------------
Contribution from operation of business centers                     1,993,844
                                                               -----------------
Other (expense) income:
   Corporate general and administrative                            (1,497,053)
   Depreciation and amortization                                     (663,127)
   Interest expense                                                   (48,874)
   Other income                                                       138,623
                                                               -----------------
                                                                   (2,070,431)
                                                               -----------------
Loss before income taxes                                              (76,587)

Benefit from income taxes                                               3,078
                                                               -----------------

Net loss                                                        $     (73,509)
                                                               =================

Share information
   Net loss per common share-basic and diluted                  $          (6)
                                                               =================
   Cash distributions per common share                          $          77
                                                               =================

                            See accompanying notes.

             Interoffice Superholdings Corporation and Subsidiaries

                 Consolidated Statement of Stockholders' Equity

              For the period November 9, 1998 to December 31, 1998




                                 Class A and Class B                         Retained
                                 Common Shares $1 par                         Earnings
                                        value              Additional       (Accumulated
                                                         Paid-In Capital      Deficit)              Total
                                ----------------------------------------------------------------------------------
Balance at November 9, 1998        $     11,468      $     32,918,835     $        123,762     $     33,054,065
Net loss for the period                                             -              (73,509)             (73,509)
Stockholders' distributions                   -                     -             (881,809)            (881,809)
                                ==================================================================================
Balance at December 31, 1998       $     11,468      $     32,918,835     $       (831,556)    $     32,098,747
                                ==================================================================================


                            See accompanying notes.

             Interoffice Superholdings Corporation and Subsidiaries

                      Consolidated Statement of Cash Flows

              For the period November 9, 1998 to December 31, 1998



Operating activities
Net loss                                                                                   $      (73,509)
Adjustments to reconcile net loss to net cash provided by operating activities:
     Depreciation and amortization                                                                663,127
     Deferred income taxes                                                                        (46,848)
     Bad debt expense                                                                              46,573
     Changes in operating assets and liabilities:
       Accounts receivable                                                                       (515,605)
       Prepaid expenses                                                                            59,324
       Certificates of deposit                                                                     (4,586)
       Restricted cash                                                                           (267,953)
       Deposits                                                                                   (67,032)
       Accounts payable and accrued expenses                                                    2,049,537
       Deferred rent payable                                                                      236,270
       Security deposits                                                                          100,540
       Due from stockholder                                                                     1,750,000
                                                                                        -------------------
Net cash provided by operating activities                                                       3,929,838
                                                                                        -------------------

Investing activities
Purchases of property and equipment                                                              (769,606)
Deferred acquisition costs                                                                     (1,453,205)
                                                                                        -------------------
Net cash used in investing activities                                                          (2,222,811)

Financing activities
Payments of notes payable                                                                         (16,824)
Payments of capital lease obligations                                                            (429,844)
Distributions to stockholders                                                                    (881,809)
                                                                                        -------------------
Net cash used in financing activities                                                          (1,328,477)
                                                                                        -------------------
Change in cash and cash equivalents                                                               378,550
Cash and cash equivalents, beginning of period                                                  3,042,397
                                                                                        -------------------
Cash and cash equivalents, end of period                                                   $    3,420,947
                                                                                        ===================

Supplemental disclosure
Interest paid                                                                              $       48,874
                                                                                        ===================
Income taxes paid                                                                          $      118,364
                                                                                        ===================

                            See accompanying notes.

             Interoffice Superholdings Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

              For the period November 9, 1998 to December 31, 1998


1. Organization

Interoffice  Superholdings  Corporation (the "Company"),  was formed on November
20,  1997  in  connection  with  its   acquisition  of  Interoffice   (Holdings)
Corporation ("Interoffice" - see Acquisition Transaction below).

The Company operates 36 office centers throughout the United States. The Company leases executive office suites and provides secretarial and administrative services and amenities to their tenants for lease terms generally ranging from one month to one year.

2. Acquisition Transactions

On January 29, 1998, the Company purchased from the sole stockholder of Interoffice (the "Seller") all of the outstanding shares of common stock for approximately $24.5 million pursuant to the terms and conditions of a stock purchase agreement assigned to the Company by RFG Capital Management Partners, L.P. ("RFG"). The purchase price was paid by RFG directly to the Seller and resulted in an increase to goodwill and additional paid in capital for that amount. Concurrently with the purchase of Interoffice, the Company caused Interoffice to issue 10,000 shares of common stock to the Company at par value. The Company wholly owns Interoffice.

On July 14, 1998, Interoffice reclassified its common stock into Class A common stock and Class B common stock. Each share of common stock is identical except that the Class B shares do not entitle the holder to vote for, or consent to any matter, transaction or event. Each share of issued and outstanding common stock of Interoffice was converted to a share of Class A common stock.

Based on the above transactions, Interoffice has 50,000 authorized Class A common shares and 50,000 authorized Class B common shares. In July 1998, Interoffice issued approximately 1,468 shares to the Company, the proceeds of which were used to fund the purchase of Xebec Management Services Incorporated and XMS Greenhaven Incorporated (collectively referred to as "Xebec") discussed below.

In  connection  with  the  sale,  Interoffice   transferred  its  investment  in
residential real estate to the Seller and forgave all loans to the Seller.

Reckson Management Group, Inc. ("RMG") originally owned 58.9% of the Company and granted Reckson Services Industries, Inc. ("RSI") an option to purchase RMG's entire interest in the Company. This option was exercised on November 9, 1998.

On July 20, 1998, the Company purchased substantially all of the assets of Xebec. Xebec is engaged in the business of developing and operating executive office suites at six locations in the Sacramento, California area. The purchase price for the purchased assets was $8,875,000. The transaction was accounted for under the purchase method of accounting with the goodwill resulting from the purchase after adjustments amounting to approximately $7,944,000. In addition, the Company paid the principal shareholders of Xebec for a covenant to not compete for a period of three years. The agreement provides for additional amounts not to exceed $1,000,000 to be paid by the Company to Xebec through December 31, 1999 if Earnings Before Interest Taxes Depreciation and Amortization (EBITDA) exceeds certain agreed upon benchmarks.

3. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared for the purpose of complying with Rule 3.09 of Regulation S-X of the Securities and Exchange Commission.

Principles of Consolidation

The consolidated  financial  statements  include the accounts of the Company and
its  wholly-owned  subsidiaries.   All  significant  intercompany  balances  and
transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Income Recognition

Office rental revenue and support services revenue are recognized as the related services are provided.

Cash and Cash Equivalents

Investments with maturities at purchase of three months or less are considered to be cash equivalents.

Accounts Receivable

Accounts receivable primarily consists of fixed and variable charges due from tenants, net of prepayments.

Property and Equipment

Furniture, equipment and leasehold improvements are stated at cost. Depreciation is computed using straight-line methods over terms ranging from 3 1/2 to 15 years. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense when paid.

Restricted Cash

Restricted cash represents monies pledged as collateral for letters of credit required under certain lease agreements and monies in escrow for transactions not closed at December 31, 1998.

Goodwill

Goodwill represents the excess of the Company's purchase price over the amounts allocated to the underlying assets and liabilities of both the purchase of InterOffice (Holdings) Corporation in January 1998 and the Xebec acquisition in July 1998 (see Note 2). Goodwill is amortized over a period of 30 years based on the Company's assessment of the significant barriers to entry due to the rapid consolidation in the executive suites business and the increase over the last several years of the large national corporations which utilize executive suites companies that have an expanded national presence. Goodwill is evaluated when indicators of impairment are present and provisions for possible losses are recorded when undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts. Accumulated amortization of goodwill, through December 31, 1998 is $1,050,584.

Income Taxes

The Company accounts for income taxes under the provisions of Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes". Statement 109 utilizes the asset and liability method for computing tax expenses. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying statutory tax rates to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Deferred tax assets are recognized for temporary differences that will result in deductible amounts in future years and for carryforwards. A valuation allowance is recognized if it is more likely than not that some portion of the deferred asset will not be recognized. When evaluating whether a valuation allowance is appropriate, Statement 109 requires a company to consider such factors as previous operating results, future earnings potential, tax planning strategies and future reversals of existing temporary differences. The valuation allowance is increased or decreased in future years based on changes in these criteria.

Rent Expense

Generally accepted accounting principles require that rent expense be recognized on a straight-line basis over the term of the related lease. The difference between the rent expense recognized for financial reporting purposes and the actual payments made in accordance with the lease agreement is recognized as deferred rent payable.

Earnings Per Common Share

Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is equal to basic earnings per common share as the strike price of the options outstanding approximates current estimated market value.

4. Certificates of Deposit - Restricted

The Company has certificates of deposit totaling $565,125 as of December 31, 1998, which are pledged as collateral for letters of credit, required under certain lease agreements totaling approximately $1,631,000 as of December 31, 1998.

5. Property and Equipment

Property and equipment as of December 31, 1998 consists of:

         Furniture and fixtures                         $     5,021,344
         Equipment                                            4,496,707
         Leasehold improvements                               1,398,171
                                                      -------------------

         Less:  Accumulated depreciation                     (2,318,006)
                                                      ===================
                                                        $     8,598,216
                                                      ===================

6. Capital Lease Obligations

The Company leases substantially all of the furniture and equipment under capital leases. At December 31, 1998, approximately $10,460,000 of property and equipment were under capital leases. The present value of future minimum lease payments under these leases and the corresponding liabilities have been recorded in the financial statements as property and equipment and capital lease obligations, respectively.

The future minimum lease payments under capital leases together with the present value of minimum lease payments as of December 31, 1998 are as follows:

         Year ending December 31,
            1999                                         $     1,600,941
            2000                                                 527,271
            2001                                                 113,561
            2002                                                  35,251
                                                       -------------------
                                                               2,277,024
         Less - amount representing interest                     172,195
                                                       -------------------
         Present value of minimum lease payments         $     2,104,829
                                                       ===================

7. Notes Payable

The Company has three notes payable to a related party totaling $124,876 as of December 31, 1998, as discussed below and in note 9. The remaining notes payable are due to unrelated third parties.

Two notes provide for interest only payments at 8.56% until June 2004, when balloon payments will be due totaling $94,750. The third note provides for interest only payments at 8.56% until August 2005, when a balloon payment will be due totaling $31,126.

A subsidiary rented office space under a lease that expired in July 1997. The original lease, including amendments, provided for a note payable in the amount of $252,172 to be due at lease end. At lease end, the subsidiary signed a new 10 year lease expiring July 2007. The lease requires the original note payable due in July 1997, to become due in July 2007. This note will be reduced each year by 5% of the total amount of the note, provided the monthly lease payments are made on a timely basis.

Another subsidiary signed a note payable in the amount of $192,348 plus interest of prime plus 1.5% due to the landlord as an amendment to its original lease. The note is to be paid in 24 equal installments that were to begin June 1997. During 1997, note payments were not made as management was in negotiations with the landlord to reduce the note amount and extend the current lease that expires in May 1999. The full amount due is included in notes payable on the accompanying consolidated balance sheets. In

February 1998, the Company made a lump sum payment covering the June 1997 through February 1998 period.

At December 31, 1998 the aggregate maturities of notes payable are as follows:

                   December 31, 1999          $       43,291
                                2000                       -
                                2001                       -
                                2002                       -
                                2003                       -
                          Thereafter                 365,440
                                            ===================
                                              $      408,731
                                            ===================

8. Income Taxes

The Company accounts for income taxes in accordance with Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes." Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The components of the income tax benefit are as follows:

                                               For the period
                                              November 9, 1998
                                               to December 31,
                                                    1998
                                              ------------------
Current federal tax                             $        43,770
Current state tax                                             -
Deferred federal tax                                    (51,438)
Deferred state tax                                        4,590
                                              ==================
                                                $        (3,078)
                                              ==================

The reconciliation of income tax computed at the U.S. federal statutory rate to income tax benefit is as follows:

                                        For the period from November 9 to
                                                December 31, 1998
                                            Amount           Percent
                                       ------------------------------------
Tax at U.S. statutory rate               $       (26,806)      35.0%
State taxes, net of federal benefit               (3,829)       5.0%
Change in valuation allowance                     67,353       51.9%
Effect of permanent differences                  (39,796)     (87.9)%
                                       ====================================
                                         $        (3,078)       4.0%
                                       ====================================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred income taxes are as follows:

                                                               December 31,
                                                                   1998
                                                            -------------------
Deferred tax assets:
   Net operating loss carryforwards                           $      720,937
   AMT credit carryforward                                           251,879
   Book/tax basis difference                                         286,501
   Less: valuation allowance                                        (360,470)
                                                            -------------------
                                                                     898,847
                                                            -------------------
Deferred tax liabilities:
   Rent accrual                                                    2,442,016
   Depreciation                                                      265,794
   Book/tax basis difference                                         776,660
   Goodwill                                                           32,479
                                                            -------------------
                                                            -------------------
                                                                   3,516,949
                                                            -------------------

Net deferred tax liability after valuation allowance          $   (2,618,102)
                                                            ===================

Statement 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that approximately $284,000 of a valuation allowance at December 31, 1998 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized.

At December 31, 1998, Interoffice has available unused net operating loss carryforwards of approximately $1,246,000.

9. Related Parties

An executive of Interoffice owns a real estate brokerage company which has received commissions from landlords of the centers for leasing certain facilities at the sites the subsidiaries are located. The brokerage company received commissions from the landlords and shared an allocated portion with Interoffice. Total commissions earned for the period November 9, 1998 to December 31, 1998 were approximately $75,000, and have been included in service income on the accompanying consolidated statements of income.

The Company has notes payable to the above mentioned related party as discussed in note 7.

In connection with the Company's acquisition of three executive office suite centers in France (see note 13), a stockholder loaned the Company $1,750,000. This amount was repaid in January 1999.

10. 401(k) Profit Sharing Plan

The Company has an established profit sharing plan under Section 401(k) of the Internal Revenue Code. The plan, which is open to substantially all employees, provides for employer matching contributions of 50%, up to a maximum of $2,400 per employee per year. Employer contributions totaled $19,042 for the period November 9, 1998 to December 31, 1998.

11. Management Incentive Bonus Structure

Certain members of the senior management team of the Company, consisting of five employees, by contract are paid an incentive bonus based on Interoffice's cash flow, as defined, monthly. Senior management bonus percentages during 1998 averaged 11%. Also, most other Company employees receive incentive bonuses through a discretionary bonus structure monitored by senior management.

12. Commitments and Contingencies

The Company leases the premises from which operations are conducted from third parties. These noncancellable arrangements expire from January 1998 to May 2009 and contain rent escalations up to 5% per year. Rent paid during the period November 9, 1998 to December 31, 1998 was approximately $2,578,000.

As of December 31, 1998, the approximate minimum lease payments under the terms of these agreements are as follows:

         December 31,        1999         $    15,724,000
                             2000              16,121,000
                             2001              16,203,000
                             2002              15,046,000
                             2003              13,821,000
                       Thereafter              32,844,000
                                        ===================
                                          $   109,759,000
                                        ===================

Included in rent expense is escalation expenses of approximately $127,000 in the period November 9, 1998 to December 31, 1998.

The Company has guaranteed approximately $2.5 million of lease payments for certain of its subsidiaries.

During 1998, the Company entered into four separate employment agreements. The employees have been awarded options to purchase 225 shares of Class B common stock of the aggregate issued and outstanding shares of Class A and Class B common stock of the Company at an aggregate purchase price per share, as defined. Such options vest in equal installments over a two to three year period.

13. Subsequent Events (Unaudited)

On January 5, 1999, the Company closed on a contract to acquire three executive office suite centers in France for approximately $1.5 million. In connection with this acquisition, the Company has guaranteed certain leases and bank loans of approximately $500,000 which were previously personally guaranteed by the Seller.

On January 8, 1999, the Company merged with a wholly-owned subsidiary of Alliance National Incorporated ("Alliance"), a Nevada corporation. In connection with the merger, Alliance issued 11,567,247 shares of Series C preferred stock to shareholders of the Company. In addition, the Company issued 1,357 common stock in connection with the merger.

On May 8, 1998, the Company entered into a stock purchase agreement whereby Interoffice will purchase all of the issued and outstanding shares of the capital stock of Pacific Office Centers, Inc. for approximately $7.1 million. Pacific Office Center, Inc. consists of nine office centers located in southern California. Alliance, as successor to the Company, closed this agreement effective February 1, 1999.

14. Impact of Year 2000 (Unaudited)

The Company's management has assessed the Year 2000 issue, and has developed an action plan to address the issue. Management believes that its action plan will be implemented and completed in a timely fashion, and that it will not materially affect the Company's future operating results or future financial condition.

                         REPORT OF INDEPENDENT AUDITORS

MEMBERS OF RSVP HOLDINGS, LLC

We have audited the accompanying consolidated balance sheet of RSVP Holdings, LLC as of December 31, 1998 and the related consolidated statements of operations, members' equity, and cash flows for the period from February 26, 1998 (commencement of operations) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RSVP Holdings, LLC as of December 31, 1998 and the consolidated results of its operations and its cash flows for the period February 26, 1998 (commencement of operations) to December 31, 1998 in conformity with generally accepted accounting principles.



                                                           /S/ERNST & YOUNG, LLP



New York, New York
March 5, 1999

RSVP HOLDINGS, LLC
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 1998

ASSETS


Cash                                                               $    123,020
Equity Investments (Note 3)                                          35,259,956
Affiliate receivables (Note 4)                                        3,637,471
Deferred Compensation (Notes 1 and 4)                                 4,938,539
Equipment (net of accumulated depreciation of $30,557)                  105,699
Other assets (Note 5)                                                   686,727
                                                                   -------------

TOTAL ASSETS                                                        $44,751,412
                                                                    ===========



LIABILITIES AND MEMBERS' EQUITY

Accounts payable and accrued expenses                               $ 1,397,412
Affiliate payables (Note 4 and 5)                                     5,232,929
                                                                   ------------

TOTAL LIABILITIES                                                     6,630,341
                                                                      ---------

Minority Interest                                                    31,201,645

COMMITMENTS AND CONTINGENCIES (Notes 1, 4 and 6)                              -

Members' equity                                                       6,919,426
                                                                      ---------

TOTAL LIABILITIES AND MEMBERS' EQUITY                               $44,751,412
                                                                    ===========




          (See accompanying notes to consolidated financial statements)

RSVP HOLDINGS, LLC
CONSOLIDATED STATEMENT OF OPERATIONS


                                                       FOR THE PERIO
                                                    FEBRUARY 26, 1998 TO
REVENUES                                              DECEMBER 31, 1998
--------                                              -----------------

Fee income (Note 4)                                  $       92,791
Interest income                                             193,034
Other income                                                360,853
                                                     --------------
         TOTAL REVENUES                                     646,678
                                                      --------------
EQUITY IN LOSS ON INVESTMENTS (Note 3)                   (3,747,767)
                                                      --------------
EXPENSES
Payroll & related costs (Note 4)                          2,893,914
Office expenses                                             493,781
Professional fees                                           382,021
Management fees (Note 4)                                    416,667
Travel                                                      109,384
Terminated transaction costs (Note 2)                     1,686,389
Amortization and depreciation                                30,557
Organization costs (Note 2)                                 757,644
Interest expense                                            491,172
                                                     --------------

         TOTAL EXPENSES                                   7,261,529
                                                      --------------
LOSS BEFORE MINORITY INTEREST                           (10,362,618)

Minority Interest                                        6,263,739
                                                      --------------
         NET LOSS                                       $(4,098,879)
                                                        ===========



          (See accompanying notes to consolidated financial statements)

RSVP HOLDINGS, LLC
CONSOLIDATED STATEMENT OF MEMBERS' EQUITY
For the period February 26, 1998 to December 31, 1998


                                                                          RSI FUND
                                                                        MANAGEMENT, LLC
                                                                        ---------------

Contribution of Reckson Stock (Note 1)                                $   5,887,000
Cost of Capital - March 13, 1998 (Note 1)                                (5,000,000)
Contribution of Investment in American Campus Communities, LLC            1,879,646
Contribution of Investment in Dobie Center Properties, Ltd.               --------
Contributions for Investments in Gateway Development Group, LLC             182,908
Contributions for Investments in Assisted Living Investments, LLC         3,769,125
Contributions for Investments in Dominion Venture Group, LLC              2,865,818
Contributions for working capital                                         1,433,808
Net Loss - February 26, 1998 to December 31, 1998                        (4,098,879)
                                                                        -----------

MEMBERS' EQUITY AT DECEMBER 31, 1998                                  $   6,919,426
                                                                       =============




          (See accompanying notes to consolidated financial statements)

RSVP HOLDINGS, LLC
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE PERIOD FEBRUARY 26, 1998 TO DECEMBER 31, 1998




CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                $        (4,098,879)
Adjustments to reconcile net loss to net cash used in operating activities:
                     Depreciation and amortization                                                    30,557
                     Minority interest                                                           (6,263,739)
                     Equity in loss of investments                                                 3,747,767
                     Write-off of organization costs                                                 757,644

Changes in operating assets and liabilities:
                     Affiliate receivables                                                        (3,637,471)
                     Deposit                                                                        (466,666)
                     Other assets                                                                   (220,061)
                     Accounts payable and accrued expenses                                         1,397,412
                                                                                                 -------------
Net cash used in  operating  activities                                                           (8,753,436)
                                                                                                 -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
                     Purchase of equipment                                                          (136,256)
                     Distribution from American Campus Communities, LLC                               98,335
                     Investment in Gateway Development Group, LLC                                   (650,531)
                     Investment in Assisted Living Investments, LLC                               (7,583,879)
                     Investment in Dominion Venture Group, LLC                                   (28,992,002)
                     Organization and pre-acquisition costs                                         (757,644)
                                                                                                 -------------

Net cash used in investing activities                                                            (38,021,977)
                                                                                                  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
                     Proceeds from affiliate loans                                                 5,232,929
                     Offering costs                                                               (5,000,000)
                     Deferred compensation                                                        (4,938,539)
                     Contributions of minority members                                            37,465,384
                     Contributions of members                                                     14,138,659
                                                                                                 ------------

Net cash provided by financing activities                                                         46,898,433
                                                                                                  -----------

Net increase in cash which is cash at end of period                                              $   123,020
                                                                                                 -------------


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
                     Cash paid during the period for interest                                     $  130,296
                                                                                                 ===========
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS
                     Contribution of non-cash assets to Reckson Strategic Venture Partners,
                     LLC-Investment in American Campus Communities, LLC                           $1,879,646
                                                                                                  ==========



          (See accompanying notes to consolidated financial statements)

                               RSVP HOLDINGS, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


1.     ORGANIZATION AND FORMATION OF THE COMPANY

RSVP Holdings, LLC ("Holdings" or the "Company") was formed on February 26, 1998 to be the managing member of Reckson Strategic Venture Partners, LLC and related entities ("RSVP") a real estate venture capital fund, of which the Company owns 100% of the common equity interests. The Company is composed of two members, RSI Fund Management LLC, a wholly owned subsidiary of Reckson Service Industries, Inc., ("RSI") and New World Realty, LLC ("New World"), an entity formed by the two RSVP managing directors to manage the day-to-day operations of RSVP, subject to the strategic direction of RSI. RSI Fund Management, LLC, owns 100% of the common equity interests and New World has a carried interest in profits. The Holdings operating agreement (the "Managing Member Operating Agreement") provides for the payment to New World after RSI and affiliated persons (the "Reckson Investors") have received a return of their capital contributions to RSVP investments plus a 12% internal rate of return ("IRR ") thereon, of $15 million and, thereafter, a share of cash flows ranging from 15% to 27.75% based upon the IRR received by the Reckson Investors in respect of RSVP investments.

RSVP was formed on March 5, 1998 to invest in real estate and real estate-related operating companies with experienced management teams in market sectors which are in the early stages of their growth cycle or offer unique circumstances for attractive investments as well as platforms for future growth. RSVP has retained highly experienced professionals that who source, structure and execute transactions within each platform as well as manage the day-to-day operations of RSVP, subject to the overall management of RSI's executive officers.

On March 5, 1998, Paine Webber Real Estate Securities, Inc., ("PWRES") became a non-managing member and sole preferred equity owner of RSVP, with a capital commitment of $200 million (the "Preferred Equity Facility"). PWRES will share in profits and losses of RSVP, as defined in the RSVP'S operating agreement subject to a maximum IRR of 16% on invested capital. Allocations of income and losses are made in accordance with provisions defined in the operating agreement. In connection with the PWRES preferred equity financing, RSVP paid a commitment fee of $5,000,000. On April 24, 1998, PWRES assigned 25% of its preferred equity interest in RSVP, representing an unfunded capital commitment of $50 million to Stratum Realty Fund, LLC ("Stratum"). The assignment provides Stratum with similar rights and priorities.

Each of the RSVP Managing Directors has entered into an employment agreement with the Company which provides for a minimum annual base salary of $500,000 and has a term of the earlier of seven years or the term of RSVP, but not less than five years. Each of the RSVP Managing Directors has received from RSI a $3 million grant of common stock of Reckson Associates Realty Corp. ("Reckson") which vests equally throughout the first five years of employment (see Note 4). New World is also entitled to one-half of any asset management fee earned by Holdings from the Reckson Investors. Additionally, it is anticipated that New World will receive transaction fees of up to $1 million a year for identifying investment opportunities for RSVP.

The Managing Member Operating Agreement provides New World with certain rights regarding major capital decisions of RSVP, including the disposition of RSVP's investments except for dispositions at an independently determined fair value. The Managing Member Operating Agreement obligates RSI to contribute 100% of the capital contributions to be made by Holdings to RSVP in an amount up to $100 million. At the termination of RSVP, New World has a right of first refusal to purchase any RSVP investment proposed for sale.

                               RSVP HOLDINGS, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements have been prepared for the purpose of complying with Rule 3-09 of regulation S-X of the Securities and Exchange Commission.

Basis of Presentation

The accompanying consolidated financial statements include the financial position of the Company and RSVP, at December 31, 1998 and the results of its operations and its cash flows for the period February 26, 1998 to December 31, 1998. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. The preferred interest of PWRES and Stratum in RSVP are reflected in minority interests in the accompanying consolidated financial statements.

The investments accounted for under the equity method are Dobie Center Properties, Ltd., American Campus Communities, LLC, Assisted Living Investments, LLC, Dominion Venture Group, LLC and Gateway Development Group, LLC (collectively, the "RSVP Investments").

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

Long-Lived Assets

The Company assesses the need to record impairment losses on long-lived assets used in operations when indicators of impairment are present. On an on-going basis, management reviews the value and period of amortization or depreciation of long-lived assets, including excess investments of equity investments. During this review, the Company reevaluates the significant assumptions used in determining the original cost of long-lived assets. Although the assumptions may vary from transaction to transaction, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether these have been a permanent impairment of the value of long-lived assets based upon events or circumstances which have occurred since acquisition.

Transaction Costs

Costs incurred in connection with potential acquisitions are deferred until the transaction is consummated, or if terminated, such costs are expensed.

Change in Accounting Principle

In April 1998, the Accounting Standards' Executive Committee of the American Institute of Certified Public Accountants issued SOP No. 98-5, "Reporting on the Costs of Start-Up Activities". This standard provides guidance on the financial reporting for start-up costs and requires that such costs be expenses as incurred. The standard is effective for fiscal years beginning after December 15, 1998. In accordance with this standard the Company adopted this policy in 1998. The Company expensed organization costs of $757,644 in 1998.

Income Taxes

The Company is not subject to federal or state income taxes. As such, no provisions for these taxes has been made, since the aforementioned taxes are the responsibility of the individual members of the Company. The Company is subject to New York State Limited Liability Company fees.

                               RSVP HOLDINGS, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

3.       INVESTMENTS

As of December 31, 1998, the Company's equity investments are as follows:

         Investment in American Campus Communities,LLC      $  1,262,415
         Investment in Dobie Center Properties, Ltd.              32,296
         Investment in Assisted Living Investments, LLC        4,676,272
         Investment in Dominion Venture Group, LLC            29,288,973
                                                            ------------
                  TOTAL EQUITY INVESTMENTS                  $ 35,259,956
                                                             ===========


The following are the Company's equity in earnings (loss) of investments for the period February 26, 1998 to December 31, 1998:

         Equity in loss of American Campus  Communities,  LLC    $ (518,895)
         Equity  in earnings of Dobie Center  Properties,  Ltd.      32,296
         Equity in loss of Gateway  Development  Group,  LLC       (650,531)
         Equity in loss of Assisted Living  Investments,  LLC    (2,907,607)
         Equity in  earnings of Dominion  Venture Group, LLC        296,970
                                                                 -----------

                  TOTAL EQUITY IN LOSS OF INVESTMENTS           $(3,747,767)
                                                                 ============

Student Housing
---------------

In 1997, RSI acquired a 33 1/3% interest in a wholly owned subsidiary of RFG Capital Group, LLC ("RFG") for $1.51 million. RFG's sole net investment is a 76.09% interest in American Campus Communities, LLC ("ACC"), a student housing enterprise which owns, develops, constructs, manages and acquires, on-and off campus student housing projects. On April 1, 1998, RSI transferred its equity interest to RSVP. For the period April 1, 1998 to December 31, 1998, RSVP recognized a loss of $518,895 attributable to ACC.

In 1997, RSI invested through affiliated entities $3.62 million for a 33 1/3% interest in Reckson Opportunity Partners, LP ("RO"). RO used such proceeds along with equal proceeds from RO's two other owners to acquire a 70% interest in Dobie Center Properties, Ltd. ("Dobie"), which owns 100% of Dobie Center, a mixed-use student housing and retail property located in Austin, Texas. On April 1, 1998, RSI transferred its interest in RO, net of certain proceeds related to the refinancing of Dobie, to RSVP. For the period April 1, 1998 to December 31, 1998, RSVP recognized income of $32,296 attributable to Dobie.

Privatization
-------------

On August 27, 1998, a joint venture was formed between RSVP and Dominion, an Oklahoma-based, privately-owned group of companies that focuses on the development, acquisition and ownership of government occupied office buildings and correctional facilities. The new venture, Dominion Venture Group, LLC (the "Dominion Venture") is owned by RSVP-Dominion LLC, a subsidiary of RSVP, and by Burgess Services, LLC, an entity owned and controlled by Calvin Burgess, President and Chief Executive Officer of Dominion.

The Dominion Venture consists of two operating divisions. Dominion Properties, LLC, will directly or indirectly own real estate and other Real Estate Investment Trust ("REIT") qualified investments (the "Properties Division"). A subsidiary of ROP owns a membership interest in the Properties Division. Dominion Asset Services, LLC, owns companies that engage in businesses that create non-REIT qualifying income (the "Services Division"). The businesses of the Services Division will include (i) leasing correctional facilities from the Properties Division and contracting with a third party for the management of such facilities, (ii) acting as a general contractor or a construction manger for the construction of real estate both for the Properties Division and for third parties, and (iii) the management of existing and newly developed and constructed government leased office buildings.

In 1998, total RSVP contributions to the Dominion Venture were $28,728,130 of which $25,862,312 was contributed by PWRES and $2,865,818 by RSI.

Allocations of income and cash flow distributions are made in accordance with provisions defined in the Operating Agreement.

                               RSVP HOLDINGS, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

3.       INVESTMENTS (CONTINUED)

As of December 31, 1998, the excess of the RSVP's investment over its share of the equity in the underlying net assets of the Dominion Venture ("Excess Investment") was $263,873. This Excess Investment is being amortized over the life of the investment estimated at 25 years.

Summarized financial information and a summary of RSVP's investment in and share of income of the Dominion Venture is as follows:


Balance Sheet                                      December 31, 1998
                                                    ----------------
Property and equipment, net.....................      $ 132,872,232
Intangibles.....................................         15,777,941
Other assets....................................          9,505,124
                                                      -------------

Total Assets....................................    $   158,155,297
                                                      =============

Current liabilities.............................    $    25,222,798
Mortgage payable................................         48,847,698
                                                      -------------

Total Liabilities...............................         74,070,496
                                                      =============


Minority Interest...............................         10,188,332

Preferred equity................................         44,871,369
RSVP investment in Dominion Venture.............         29,288,973
Less:  Excess Investment........................           (263,873)
                                                      -------------

Total Members' Equity...........................         73,896,469
                                                      --------------
Total Liabilities & Members' Equity.............     $   158,155,297
                                                     ===============



Statement of Operations                              For the period from
                                                     August 27, 1998 to
                                                      December 31, 1998
                                                      -----------------
Construction revenue............................     $    10,313,898
Other revenue...................................           8,744,453
Total Revenue...................................           ---------
                                                           19,058,351
                                                           ----------
Cost of sales...................................           14,483,812
General and administrative expenses.............            1,359,293
Depreciation and amortization expense...........            1,418,351
Interest expense, net...........................              703,293
                                                            ---------
Total Expenses..................................           17,964,749
                                                            ---------
Minority Interest...............................              122,994
                                                            ---------
Net income......................................              970,608
Less:  Preferred Members' share.................             (673,638)
                                                            ---------
RSVP's share....................................            $ 296,970
                                                            ==========


On August 11, 1998, RSVP, through a wholly owned subsidiary, formed a joint venture Gateway Development Group, LLC ("Gateway"), with Gateway Management Group. Gateway is a start up entity that pursues opportunities in privatized military housing. In 1998, RSVP has funded $549,238. The Company is uncertain whether it will to recover its invested dollars from Gateway's future cash flows. At December 31, 1998, RSVP has recognized a loss of $650,531 which includes a reserve for their total contributed dollars plus investment costs of $101,293.

                               RSVP HOLDINGS, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

3.     INVESTMENTS (CONTINUED)

Assisted Living
---------------

On August 12, 1998, RSVP, acquired through a wholly owned subsidiary, a 45% interest in Assisted Living Investments, LLC ("ALI") for approximately $3.25 million. ALI is a joint venture that develops, leases, operates and finances assisted living facilities. In addition, RSVP has agreed to contribute 80% of the equity of ALI, up to a maximum $16.0 million for a total maximum commitment of $19.25 million. RSVP funded $7.5 million of its $19.25 million commitment upon the closing of the transaction. RSVP has funded 50% of its capital contributions through draws under the Preferred Equity Facility.

As of December 31, 1998, the excess of the Company's investment over its share of the equity in the underlying net assets of ALI ("Excess Investment") was $2,887,585. The Excess Investment is being amortized over the life of the investment estimated at 25 years.

Summarized financial information and a summary of RSVP's investment in and share of loss is as follows:

Balance Sheet                                            December 31, 1998
                                                         -----------------
Property and equipment, net                              $    79,101,531
Other assets.................................                  6,483,316
                                                               ---------

     Total Assets............................            $    85,584,847
                                                              ===========

Note payable.................................            $    82,883,473
Other liabilities............................                  8,087,520
                                                              ---------
     Total Liabilities.......................                 90,970,993
                                                              ----------


Minority interest............................                 (7,174,833)
Net RSVP investment in ALI...................                  4,676,272
Less:  Excess investment.....................                  (2,887,585)
                                                               ---------
     Total Members' Deficit..................                 (5,386,146)
                                                               ---------
     Total Liabilities and Members' Deficit..            $    85,584,847
                                                              ============



Statement of Operations                                  For the period from
                                                          August 12, 1998 to
                                                           December 31, 1998
                                                           ----------------
     Total Revenues..........................                  $  2,847,404
                                                                ------------
    Operating expenses.......................                     3,509,287
    Pre-opening expenses.....................                     1,090,673
    Depreciation and amortization............                     1,180,190
    Interest expense.........................                     1,759,929
    Other expenses...........................                       409,421
                                                                  ---------
         Total Expenses......................                     7,949,500
                                                                  ---------
    Net loss as reported by ALI..............                    (5,102,096)
    Adjustment for equity accounting basis...                       545,337
                                                                 ---------
    Net loss as adjusted.....................                    (4,556,759)
    Less:  Non-RSVP share....................                    (1,708,785)
                                                                  ---------
    RSVP share of net loss...................                    (2,847,974)
    Amortization of excess investment and
       pre-opening costs......................                      (59,633)
                                                                  ---------
    Total RSVP share of net loss..............                 $ (2,907,607)
                                                               ==============

                               RSVP HOLDINGS, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998



4. TRANSACTIONS WITH RELATED PARTIES

On June 15, 1998, RSI established a credit facility of $100 million ("RSVP Facility") with ROP for funding the common equity component of RSVP investments. The amount available under the RSVP Facility is reduced by any amount invested by ROP directly in joint ventures with RSVP. The RSVP Facility has a term of five years and bears interest at a rate equal to the greater of (i) the prime rate plus 2% and (ii) 12% per annum, with the rate referred to in clause (iii) increasing annually on outstanding borrowings at a rate of 4% of the prior year's rate. As of December 31, 1998, ROP has advanced RSI $7,281,781 under the RSVP Facility and has invested $10,065,338 in the Dominion Venture (See Note 3).

Included in affiliate payables are interim advances of approximately $1.2 million made to the Company by RSI for working capital. These advances accrue interest at a rate equal to the rate on the RSVP facility.

Each RSVP Managing Director received a $3.0 million grant of common stock of Reckson Associates Realty Corp. (the "Reckson Stock") which will vest equally over five years. The Reckson Stock was purchased by RSI and contributed to Holdings. The amortization of the Reckson stock for the period March 5, 1998 to December 31, 1998 was $948,461. It was charged to RSVP and is included in payroll and related costs in the accompanying consolidated statement of operations. In addition, in April 1998, RSI advanced each managing director a tax loan of approximately $1.4 million in connection with the grant of Reckson Stock. These loans bear interest at 8% per annum, are due in April, 2003, and are secured by the Reckson stock. These amounts are included in affiliate receivables.

New World is entitled to receive transaction fees of up to $1 million per year related to identifying RSVP investment opportunities. In August of 1998, $1 million of such fees were paid to New World by a third party.

RSI is entitled to a cumulative annual management fee of $2 million with respect to RSVP, of which $1.5 million is subordinate to PWRES receiving an annual minimum rate of return of 16% and a return of its capital. The unsubordinated amount earned by RSI for the period March 5, 1998 to December 31, 1998 was $416,667.

In 1998, RSVP received an asset management fee of $92,791 for services provided to Dobie Center Properties, Ltd.

5. OTHER ASSETS

Included in other assets is a deposit of $466,666 which represents funds reserved for future capital improvements for Dobie Center. Upon release, these funds would be payable to RSI. These funds are held in a trustee's account and are not controlled by RSVP.

6. SUBSEQUENT EVENTS (UNAUDITED)

With respect to RSVP's investment in Assisted Living Investments, LLC, on February 1, 1999, a member of Sun Healthcare Group, Inc., ("SUN") the parent of an ALI member, reported a significant loss from operations during the quarter ended December 31, 1998. Additionally, SUN continues to implement a comprehensive restructuring of its operations. The restructuring of SUN's operations has led the partners of ALI to enter into negotiations regarding ALI's ongoing business plan and potentially modify allocations and priorities of cash flow, profits and losses. These negotiations are in progress. As of December 31, 1998, the Company determined that there was no impairment on its investment in ALI.

On March 17, 1999, PWRES transferred rights, title and interest on its invested capital to date in RSVP to Stratum. This transfer will include the rights to distributions based upon the amount of funded capital contributions.

                               RSVP HOLDINGS, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

7. YEAR 2000 COMPLIANCE (UNAUDITED)

The Company and the RSVP Investments have completed an assessment to modify or replace portions of their software so that their computer systems will function properly with respect to dates in the year 2000 and thereafter. Since their accounting software is maintained and supported by a third party, the total year 2000 project cost is estimated to be minimal. The year 2000 project is estimated to be completed no later than July 31, 1999, which is prior to any anticipated impact on their operating systems. Additionally, their mechanical systems are currently year 2000 compliant. However, the Company and the RSVP Investments cannot guarantee that all contractors will comply with their assurances and therefore, they will not be able to replace non-compliant contractors. They believe that with modifications to existing software and conversions to new software, the year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not complete timely costs associated with the year 2000 issue could be significant and have a material impact on the operations of the Company and the RSVP Investments.

To date, the Company and the RSVP Investments have expended approximately $21,000 and expect to expend an additional $60,000 in connection with upgrading of their computer system. The costs of the project and the date on which they believe it will complete the year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and costs of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

                                  Exhibit Index



EXHIBIT
NUMBER               DESCRIPTION
------               -----------
3.1*     Certificate of Incorporation

3.2*     By-Laws of Registrant

3.3      Amended and Restated Certificate of Incorporation

4.1*     Specimen Share Certificate of Common Stock

10.1 Intercompany Agreement between Reckson Operating Partnership, L..P. and Reckson Service Industries, Inc. dated May 13, 1998

10.2A Credit Agreement between Reckson Operating Partnership, L.P. and Reckson Service Industries, Inc. relating to the operations of Reckson Strageic Venture Partners, LLC dated June 15, 1998

10.2B Credit Agreement between Reckson Operating Partnership, L.P. and Reckson Service Industries, Inc. relating to the operations of Reckson Service Industries, Inc. dated June 15, 1998

10.3*    Limited Liability Company Agreement of OnSite Ventures, LLC

10.4*    StandBy Purchase Agreement

10.5*    Limited Liability Company Agreement of RSVP Holdings, LLC

10.6A*   Operating Agreement of Reckson Strategic Venture Partners, LLC

10.6B* Supplemental Agreement to Operating Agreement of Reckson Strategic Venture Partners, LLC

10.7* Registration Rights Agreement between Reckson Service Industries, Inc. and certain affiliates thereof dated May 13, 1998

10.8*    Option to acquire Interoffice Superholdings Corporation

10.9     Loan Agreement regarding On-Site Convertible Loans

10.10A*  Stock Option Plan

10.10B   1998 employee stock option plan

10.11*   Employment Agreement of Steven H. Shepsman

10.12*   Employment Agreement of Seth B. Lipsay

10.13* Limited Liability Company Agreement of Interoffice Superholdings, LLC by and among Interoffice Superholdings, LLC, RSI I/O Holdings, Inc., JAH I/O, LLC and Rieger I/O LLC

10.14* Fourth Amended and Restated Stockholder's Agreement dated January 8, 1999 by and among Alliance National Incorporated and the security holders identified therein.

10.15** Letter Agreement dated November 9, 1998 by and between JAH I/O LLC and Reckson Management Group, Inc., Reckson Service Industries, Inc., RSI I/O Holdings, Inc., and Reckson Office Centers, LLC

10.16** Letter Agreement by and between Reckson Service Industries, Inc., and RFIA, LLC

10.17*** Amended and Restated Operating Agreement of Assisted Living Investments
         LLC

10.18#   Operating Agreement of Dominion Venture Group LLC

10.19##  Agreement   and  Plan  of  Merger  by  and  among   Alliance   National
         Incorporated,   Alliance   Holding  Inc.,   Interoffice   Superholdings
         Corporation and Interoffice Superholdings, LLC

10.20##  Agreement   and  Plan  of  Merger  by  and  among   Alliance   National
         Incorporated, ANI Holdings, Inc., Reckson Executive Centers, Inc., and Reckson Office Centers, LLC

10.21   $4  Million Senior  Secured Promissory Note of On-Site Ventures, LLC

12.1     Statement of Ratios of Earnings to Fixed Charges

21.1     Statement of Subsidiaries of Reckson Service Industries, Inc.

24.1     Powers of Attorney (included in Part IV of this Form 10-K)

27.0     Financial Data Schedule

99.1*    Form of Letter to Stockholders regarding Rights Offering

99.2* Subscription Agent Agreement between Reckson Service Industries, Inc., and American Stock Transfer & Trust Company
-------------

* Previously filed as an exhibit to Registration Statement on Form S-1 (No. 333-44419) and incorporated herein by reference.

** Previously filed as an exhibit to the Company's Form 8-K filed with the SEC on January 25, 1999 and incorporated herein by reference.

*** Previously filed as an exhibit to the Company's form 8-K report filed with the SEC on September 8, 1998 and incorporated herein by reference.

# Previously filed as an exhibit to the Company's form 8-K report field with the SEC on September 11, 1998 and incorporated herein by reference.

## Previously filed as an exhibit to the Company's Form 8-K filed with the SEC on December 1, 1998 and incorporated herein by reference.