Form 10-Q
period 1999-03-31
RECKSON SERVICES INDUSTRIES INC
filed 1999-05-17
CIK 1052743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549


FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

Commission file number:  001-14183



RECKSON SERVICE INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)


Delaware                                     11-3383642
(State other jurisdiction of
incorporation of organization)   (IRS. Employer Identification Number)

225 Broadhollow Road, Melville, NY            11747
(Address of principal executive office)     (zip code)

(516) 719-7400
(Registrant's telephone number including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes X No __, and (2) has been subject to such filing requirements for the past 90 days. Yes X No.




This company has only one class of common stock, issued at $.01 par value per share with 24,686,834 shares outstanding as of May 12, 1999












RECKSON SERVICE INDUSTRIES, INC.
QUARTERLY REPORT
FOR THE THREE MONTHS ENDED MARCH 31, 1999

TABLE OF CONTENTS

INDEX



PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)


Consolidated Balance Sheets of Reckson Service Industries, Inc. as of
March 31, 1999 and December 31, 1998........................................3



Consolidated Statements of Operations of Reckson Service Industries, Inc.
for the three months ended March 31, 1999 and 1998..........................4



Consolidated Statements of Cash Flows of Reckson Service Industries, Inc.
for the three months ended March 31, 1999 and 1998..........................5


Notes to the Consolidated Financial Statements of Reckson Service Industries,
Inc.........................................................................6

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of
Operations.................................................................19

Item 3.

Quantitative and Qualitative Disclosures about Market Risk.................25

PART II. OTHER INFORMATION

Item 1. Legal Proceedings..................................................26
Item 2. Changes in Securities and Use of Proceeds .........................26
Item 3. Defaults Upon Senior Securities....................................26
Item 4. Submission of Matters to a Vote of Securities Holders..............26
Item 5. Other Information..................................................26
Item 6. Exhibits and reports on Form 8-K...................................26

SIGNATURES                                                                 26


PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

RECKSON SERVICE INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS


                                            March 31,1999      December 31,1998
                                             (UNAUDITED)            (Note 1)
ASSETS:



Cash and cash equivalents              $           -----      $       2,025,527
Equity investments (Note 3)                    53,544,834            45,837,711
Affiliate receivables (Notes 3 and 5)           7,500,349             9,396,070
Equipment (net of depreciation of
$22,978 and $15,337 at March 31, 1999
and December 31, 1998, respectively)              101,478                99,928
Other assets                                    1,202,322             1,483,427
                                               ----------            ----------
        Total Assets                   $       62,348,983     $      58,842,663
                                               ==========            ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:



Accounts payable and accrued expenses   $       2,949,758     $       1,893,657
Credit facilities with
related parties (Note 5)                       45,383,372            40,981,500
                                               ----------            ----------
        Total Liabilities                      48,333,130            42,875,157
                                               ----------            ----------

Commitments and Contingencies (Note 8)                ---                   ---


SHAREHOLDERS' EQUITY: (Notes 1 and 4)

Preferred stock, $.01 par value,
25,000,000 shares authorized,
none issued and outstanding                           ---                   ---
Common stock, $.01 par value, 100,000,000
shares authorized,24,686,834 and 24,685,514
shares issued and outstanding, at
March 31, 1999 and December 31,1998,
respectively                                      246,868               246,855
Additional paid in capital                     24,129,773            24,126,341
Accumulated deficit                           (10,360,788)           (8,405,690)
                                               ----------            ----------
        Total Shareholders' Equity             14,015,853            15,967,506
                                               ----------            ----------
	Total Liabilities and
        Shareholders' Equity            $      62,348,983     $      58,842,663
                                               ==========            ==========

(See accompanying Notes to Consolidated Financial Statements)

RECKSON SERVICE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                             For the three         For the three
                                             months ended          months ended
                                            March 31, 1999        March 31, 1998
REVENUES:

Interest income.........................$         448,610     $          46,661
Management fee income (Note 5)..........           83,333                  ----
                                                  -------               -------
        Total Revenues..................          531,943                46,661
                                                  -------               -------
Loss on equity investments..............         (371,431)             (424,353)
                                                  -------               -------
EXPENSES:

Professional fees.......................          200,259                  ----
General and administrative expenses.....          676,558               187,886
Amortization and depreciation...........            7,641                14,949
Terminated transaction and related costs           13,907                  ----
Interest expense (Note 5)...............        1,217,245               128,682
                                                ---------               -------
Total Expenses...........................       2,115,610               331,517
                                                ---------               -------
Net Loss.................................$     (1,955,098)    $        (709,209)
                                               ==========               =======
Basic and diluted net loss per weighted
average common share.....................$          (0.08)    $           (0.18)
                                               ==========               =======
Basic and diluted weighted average common
shares outstanding.......................       24,686,042            3,928,202
                                                ==========            =========



(See accompanying Notes to Consolidated Financial Statements)



 RECKSON SERVICE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)




                                             Three months          Three months
                                                 ended                 ended
                                            March 31, 1999        March 31, 1998


CASH  FLOWS FROM OPERATING ACTIVITIES:




Net Loss                                 $      (1,955,098)   $        (709,209)
Adjustments to reconcile net loss
to net cash provided by (used in)
operating activities:

     Amortization and depreciation                   7,641               14,949
     Loss on equity investments                    371,431              424,353

Changes in operating assets and liabilities:

     Other assets                                  281,105              (66,023)
     Purchase of equipment                          (9,191)             (30,450)
     Organization and pre-acquisition costs           ----              (26,123)
     Accounts payable and accrued expenses       1,056,101              114,061
     Affiliate receivables                       1,895,721           (1,090,987)
                                                 ---------            ---------
Net cash provided by (used in) operating
activities                                       1,647,710           (1,369,429)
                                                 ---------            ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

     Investments in American Campus
     Communities, LLC                                 ----             (278,985)
     Investment in and convertible loans
     to On-Site Ventures, LLC                   (1,361,664)            (650,000)
     Investment in and advances to
     RSVP Holdings, LLC                           (398,589)          (5,887,000)
     Investment in and advances to Advantis     (6,318,301)                ----
                                                 ---------            ---------
Net cash used in investing activities           (8,078,554)          (6,815,985)
                                                 ---------            ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

        Issuance of Common Stock                     3,445                 ----
	Net proceeds from credit facilities
        with related parties                     4,401,872                 ----
        Proceeds from affiliate loans                 ----            8,685,990
        Costs of capital                              ----             (565,052)
                                                 ---------            ---------
Net cash provided by financing activities        4,405,317            8,120,938
                                                 ---------            ---------
Net decrease in cash and cash equivalents       (2,025,527)             (64,476)
Cash and cash equivalents at beginning
of period                                        2,025,527              129,704
                                                 ---------             --------
Cash and cash equivalents at end of period            ----               65,228
                                                 =========             ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:


      Cash paid during the period for
      interest                            $          547,931               ----
                                                  ==========            ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTION:

       Contribution of assets from
       Interoffice Superholdings Corporation
       and Reckson Executive Centers, Inc.
       to Advantis                        $      (21,409,152)              ----
                                                 ============            =======

(See accompanying notes to consolidated financial statements)


RECKSON SERVICE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1999
(UNAUDITED)

1.	ORGANIZATION AND FORMATION OF THE COMPANY

Reckson Service Industries, Inc. ("RSI" or the "Company"), a business service provider, was formed on July 15, 1997 by Reckson Associates Realty Corp. ("Reckson"), to create, operate and manage a system of inter-related business services offered for sale to its customer pool which includes business customers of Reckson Operating Partnership, L.P. ("ROP"), a commercial real estate owner, Advantis, the Company's executive suite business, On-Site Ventures, LLC, ("On-Site") the Company's telecommunications business, Reckson Strategic Venture Partners, LLC ("RSVP") (collectively, the "RSI Customer Pool") and third parties in the general marketplace through a centralized infrastructure. The Company's growth strategy is to acquire or form strategic alliances with established businesses with strong entrepreneurial management and a reputation for high quality services within each of its targeted business service sectors ("Business Service Platforms"). Specifically, the Company seeks opportunities for which there is broad demand in the RSI Customer Pool. The Company believes the RSI Customer Pool will attract exceptional investment opportunities and strategic alliances which can capitalize on enhanced revenue
opportunities through a cross selling effort.   The Company will establish
Business Service Platforms that present significant opportunities to provide business services to the RSI Customer Pool and other third parties. Currently, the RSI Customer Pool retains third parties to provide many business to business services for their day-to-day operations. Of these services, the Company may seek to provide the RSI Customer Pool with telecommunications, document storage, document reproduction and logistics services (i.e., inventory services, messenger services and delivery services), as well as the other business services that the Company determines may be utilized by the RSI Customer Pool. The RSI Customer Pool consists of small to medium size businesses as well as the mobile workforce of large corporations.RSI seeks to provide the RSI Customer Pool high quality value-added business services meeting all of their outsourcing needs by providing them with resources to successfully compete in the marketplace. The Company will seek growth in each Business Service Platform by (i) accessing the RSI Customer Pool as an anchor for growth opportunities, (ii) integrating each Business Service Platform into RSI's centralized infrastructure and (iii) acquiring similar business, forming strategic alliances or making additional investments within such Business Service Platforms.

In connection with the initial capitalization of RSI, ROP contributed $4,256,324 for a 95% nonvoting equity interest and certain members of Reckson management contributed notes of $224,017 to the Company in exchange for a 5% voting ownership interest. On October 29, 1997 the notes were repaid.

On June 11, 1998, ROP distributed its 95% of the common stock of RSI to its unit holders of record on May 26, 1998 (the "Distribution"). Immediately prior to the Distribution, the shares of non-voting common stock held by ROP were exchanged by RSI for RSI common shares. Each share of the Company's common stock issued in the Distribution was accompanied by one preferred share purchase right. Simultaneously, Reckson distributed 100% of the RSI common shares received from the Distribution to its common shareholders of the same record date. In addition, simultaneously with the Distribution, the Company issued rights to its stockholders to subscribe for the purchase of additional shares of common stock of the Company.Immediately after the Distribution, RSI granted to its stockholders (a "Holder") one subscription right for each share of RSI common stock. Each subscription right entitled the Holder to purchase one share of RSI common stock at a purchase price of $1.03 per share (the "Exercise Price") and, at the election of such Holder, four additional shares (but not less than four additional shares) at a purchase price of $1.03 per share.
A Holder of subscription rights had the opportunity to acquire up to an aggregate of approximately 20,557,130 shares of RSI common stock. RSI and Reckson Standby, LLC (the "Standby Purchaser") (an entity owned by several members of management), entered into a standby agreement pursuant to which the Standby Purchaser agreed to purchase, and RSI agreed to sell, any and all shares of RSI common stock that were the subject of subscription rights in the rights offering but were not subscribed for by a Holder on the expiration date. The proceeds from the stand-by purchaser were approximately $7,325,000. RSI received net proceeds from the rights offering of approximately
$19,852,000. In connection with the Company's initial capitalization the Company obtained, from ROP, a five year $100 million unsecured credit facility (the "RSI Facility"). The RSI Facility bears interest at a rate equal to the greater of the prime rate plus 2% and (i) 12% per annum with the rate in this clause (ii) increasing annually on outstanding borrowings at the rate of 4% per year over the prior years rate. In addition, RSI established a separate credit facility with ROP for funding of investments of up to $100 million with or in RSVP (the "RSVP Facility"). The RSVP Facility has similar terms as the RSI Facility.

RECKSON SERVICE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1999
(UNAUDITED)

1.	ORGANIZATION AND FORMATION OF THE COMPANY (CONTINUED)
RSVP was formed on March 5, 1998 to invest in real estate and real estate-related operating companies with experienced management teams in market sectors which are in the early stages of their growth cycle or offer unique circumstances for attractive investments, as well as platforms for future growth. Through RSVP Holdings, LLC ("Holdings"), the Company is a managing member and 100% owner of the common equity of RSVP. New World Realty, LLC ("New World"), an entity owned by two individuals retained by Holdings, (the "RSVP Managing Directors"), acts as a managing member of Holdings, and has a carried interest which provides for the Managing Directors to receive a share in the profits of RSVP after the Company and Paine Webber Real Estate Securities, Inc. ("PWRES") have received certain minimum returns and a return of capital. PWRES is a non-managing member and preferred equity owner who has committed $200 million in capital (the "PWRES Equity Facility") and shares in profits and losses of RSVP with the Company, subject to a maximum internal rate of return of 16% of invested capital. On April 24, 1998, PWRES assigned 25% of its preferred equity interest in RSVP, representing an unfunded capital commitment of $50 million to Stratum Realty Fund, LP ("Stratum"). The assignment provides Stratum with similar rights and priorities. On March 17, 1999, PWRES transferred all of its rights, title and interest in its invested capital to date to Stratum. This transfer includes the rights to distributions based upon the amount of funded capital contributions.

Holdings has retained the RSVP Managing Directors to manage the day-to-day operations of RSVP, subject to the strategic direction of RSI. New World, an entity owned by the RSVP Managing Directors, acts as a managing member of Holdings. The Holdings operating agreement (the "Managing Member Operating Agreement") provides for the payment to New World of distributions out of the cash flow of Holdings after RSI and affiliated persons have received a return of their capital contributions to RSVP investments plus a 12% internal rate of return ("IRR") thereon, of $15 million and, thereafter, a share of cash flows ranging from 15% to 27.75% based upon the IRR received by RSI and affiliated persons above 12% in respect of RSVP investments. The Managing Member Operating Agreement obligates RSI to contribute 100% of the capital contributions to be made by Holdings to RSVP in an amount up to $100 million. In the event that RSI defaults in making its capital contributions, distributions to New World and RSI's management rights will be reduced and RSI will be obligated to purchase, at the election of New World, a portion of New World's interest in Holdings for a minimum of $15 million. At the termination of RSVP, New World has a right of first refusal to purchase any RSVP investment proposed for sale. New World will also be entitled to one-half of any asset management fee earned by Holdings from ROP. Additionally, New World is entitled to receive transaction fees of up to $1 million a year for identifying investment opportunities for RSVP.

ROP and RSI have entered into an intercompany agreement (the "ROP Intercompany Agreement") to formalize their relationship and to limit conflicts of interest. Under the ROP Intercompany Agreement, RSI granted ROP a right of first opportunity to make any Real Estate Investment Trust ("REIT")-qualified investment that becomes available to RSI. In addition, if a REIT-qualified investment opportunity becomes available to an affiliate of RSI, including RSVP, the ROP Intercompany Agreement requires such affiliate to allow ROP to participate in such opportunities to the extent of RSI's interest.
Under the ROP Intercompany Agreement, ROP granted RSI a right of first opportunity to provide business services to ROP and its tenants. RSI is required to provide services to ROP at rates and on terms as attractive as either the best available for comparable services in the market or those offered by RSI to third parties. In addition, ROP is required to give RSI access to its tenants with respect to business services that may be provided to such tenants and, under the ROP Intercompany Agreement, subject to certain conditions, ROP granted RSI a right of first refusal to become the lessee of any real property acquired by ROP. If ROP so determines, consistent with Reckson's status as a REIT, it is required to enter into a "master" lease agreement.



RECKSON SERVICE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1999
(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements present the financial position of the Company at March 31, 1999, and December 31, 1998 and the results of its operations and its cash flows for the three months ended
March 31, 1999 and 1998. The Company accounts for its investments of less than controlling interests under the equity method of accounting. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

Investments in Dobie Center Properties, Ltd. ("Dobie") and American Campus Communities, LLC ("ACC") through March 31, 1998, and Holdings, Advantis, its executive suite business, and On-Site are reflected in the accompanying financial statements under the equity method of accounting.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

The balance sheet at December 31, 1998, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1998.

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

Stock Options

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under Financial Accounting Standards Board ("FASB ") Statement No. 123, "Accounting for Stock-Based Compensation," ("FAS No. 123") requires the use of option valuation models that were not developed for use in valuing employee stock options. Under
APB 25, no compensation expense was recognized because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant. (See Note 4).


RECKSON SERVICE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1999
(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

At inception, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which prescribes an asset and liability method of accounting for income taxes. Under SFAS No. 109, deferred tax assets are recognized for temporary difference that will result in deductible amounts in future years and for carry forward. A valuation allowance is recognized if it is more likely than not that some portion or the deferred asset will not be realized. At March 31, 1999 and December 31, 1998, any deferred tax assets have been reserved for 100% due to the uncertainty as to whether these assets will have benefit in future periods.


Earnings Per Share

In 1997, the FASB issued Statement No. 128 "Earnings per Share" ("FAS 128"). FAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented to conform to the FAS 128 requirements.

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

Disclosures about Segments of an Enterprise and Related Information

In 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") which is effective for fiscal years beginning after December 15, 1997. SFAS 131 establishes standards for reporting information about operating segments in annual financial statements and in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of this standard had no impact on the Company's financial position or results of operations, but did effect the disclosure of segment information. (See Note 6).

Derivative Instruments and Hedging Activities

In June 1998, the FASB issued Statement No.133, "Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt the new Statement effective January 1, 2000. The Company does not anticipate that the adoption of this Statement will have any effect on its results of operations or financial position.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.


RECKSON SERVICE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1999
(UNAUDITED)

3.	INVESTMENTS

The Company's equity investments are summarized as follows:


                                             March 31, 1999   December 31, 1998

Investment in and advances to Holdings...... $   15,350,318      $   15,560,896
Investment in and advances to Interoffice
Superholdings Corporation....................          ----          22,282,591
Investment in and convertible loans to On-Site.   8,440,990           7,101,330
Investment in and advances to Reckson Executive
Centers, Inc...................................        ----             892,894
Investment in Advantis.........................  29,753,526                ----
                                                 ----------          ----------
Total equity investments.....................$   53,544,834      $   45,837,711
                                                 ==========          ==========

The following are the Company's summarized loss on equity investments:




                                              For the three    For the three
                                              months ended     months ended
                                             March 31, 1999   March 31, 1998

Equity in earnings of Dobie..................$         ----      $      170,567
Equity in loss of ACC........................          ----             (51,508)
Equity in loss of Holdings...................      (609,167)           (543,412)
Equity in loss of On-Site....................       (22,004)               ----
Equity in earnings of Advantis...............       259,740                ----
                                                   --------            --------
Total loss on equity investments.............$     (371,431)     $     (424,353)
                                                   ========             =======


RECKSON SERVICE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1999
(UNAUDITED)

3. INVESTMENTS (CONTINUED)

The Company's significant investments are summarized as follows:

RSVP Holdings, LLC

Summarized financial information of Holdings and the Company's investment in, advances to and share of loss of Holdings is as follows:

Balance Sheets
                                             March 31, 1999   December 31, 1998

Assets:

Investment in Dobie..........................$       96,027      $       32,296
Investment in ACC............................     1,302,896           1,262,415
Investment in Assisted Living Investments, LLC    4,062,211           4,676,272
Investment in Dominion Venture Group, LLC.....   34,880,813          29,288,973
Deferred compensation.........................    4,644,189           4,938,539
Other assets..................................    5,745,159           4,552,917
                                                 ----------          ----------
     Total Assets............................$   50,731,295      $   44,751,412
                                                 ==========          ==========
Liabilities and Members' Equity:

Due to affiliates............................$    1,591,459      $     1,591,459
Other liabilities.............................      680,167            1,397,412
                                                  ---------            ---------
      Total Liabilities.......................    2,271,626            2,988,871
                                                  ---------            --------
Minority Interest.............................   38,109,351           31,201,645
Preferred capital offering costs..............   (5,000,000)         (5,000,000)

RSI investment in and advances to Holdings....   15,350,318           15,560,896
                                                 ----------           ----------


     Total Liabilities and Members' Equity....$  50,731,295      $    44,751,412
                                                 ==========           ==========
In connection with the PWRES Equity Facility, RSVP paid a commitment fee of $5,000,000, which represents 2.5% of the total preferred equity commitment.

On March 17, 1999, PWRES transferred all of its rights, title and interest in its invested capital to date in RSVP to Stratum.



RECKSON SERVICE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1999
(UNAUDITED)

3.     INVESTMENTS (CONTINUED)

Statements of Operations

Revenues:
                                             For the three   For the period from
                                             months ended    February 26,1998
                                             March 31,1999   to March 31,1998

Interest income...............................$      63,116      $         ----
                                                     ------             -------
        Total Revenues.........................      63,116                ----
                                                     ------             -------
Equity in loss on equity investments

Equity in earnings of Dobie....................      63,732                ----
Equity in loss of ACC..........................      (9,519)               ----
Equity in loss of Gateway Development Group, LLC    (52,513)               ----
Equity in loss of Assisted Living Investments,LLC  (614,061)               ----
Equity in loss of Dominion Venture Group, LLC..     (39,504)               ----
                                                   --------             -------
       Total loss on equity investments........    (651,865)               ----
                                                   --------             -------
Expenses:

Operating expenses.............................      93,571             114,775
General and administrative expenses............     917,965             338,989
Interest expense...............................      67,514              48,397
Depreciation and amortization..................       9,555              41,251
                                                  ---------             -------
     Total Expenses............................   1,088,605             543,412
                                                  ---------             -------
Minority Interest share of loss................  (1,068,187)               ----
                                                  ---------              ------

RSI's share of net loss of Holdings............$   (609,167)     $     (543,412)
                                                  ---------            --------
Executive Office Suites

On January 8, 1999, Interoffice Superholdings Corporation ("Interoffice")
(36 executive office suite centers) and Reckson Executive Centers, Inc.
("REC") (8 executive office suite centers) merged with Alliance National Incorporated, a holding company which owns and operates approximately 90 nationally located executive office suite centers (the "Merger"). The merged entity changed its name to Advantis. The stockholders of Interoffice and REC received shares of Series C Preferred Stock of Advantis which represent approximately 40% of the equity interest in Advantis. The Company effectively owns approximately 23% of Advantis. The holders of the Series C Preferred Stock have the right to appoint four of the ten members of the board of directors of Advantis, including Chairman of the Board and specified preemptive rights and other specified rights. RSI and the other stockholders of Interoffice hold the Series C Preferred Stock received in respect of the Merger through Interoffice SuperHoldings, LLC, a limited liability company of which RSI is the sole manager. Likewise, RSI holds the Series C Preferred Stock received in respect of the Merger through Reckson Office Centers, LLC, a limited liability company of which a subsidiary of RSI is the managing member.

Advantis and RSI have also entered into an intercompany agreement pursuant to which RSI has the opportunity to be the exclusive provider of certain business services to Advantis, provided certain third party and "most-favored nation" conditions are satisfied.


RECKSON SERVICE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1999
(UNAUDITED)

3.	INVESTMENTS (CONTINUED)

RSI acquired certain ownership rights related to the Series C Preferred Stock of Advantis from a stockholder of Interoffice which provided the Company with enhanced governance rights for approximately $6.5 million. In addition, the Company paid $3.5 million to another stockholder of Interoffice for an option to purchase that stockholder's effective interest in the Series C Preferred Stock for a purchase price of $6.75 million. If the option is not exercised, the stockholder has the right to sell such interests to the Company at fair value, as determined in accordance with the applicable agreement. A significant number of items presented to the Board of Directors will require the separate approval of a majority of the representatives of the Series C Preferred Stock on the Board of Directors, including significant acquisitions, sale or leasing of assets, approval of Advantis' annual operating budget, certain borrowings and capital expenditures by Advantis, the hiring or termination of senior executives and other matters. The holders of Series C Preferred Stock also have the right to appoint half of the members of the executive and audit committees of the Board of Directors. The preferred stockholders of Advantis (including the holders of Advantis' Class A Preferred Stock, Class B Preferred Stock and Class C Preferred Stock) were granted super-majority voting rights with respect to certain corporate actions, including the issuance of equity securities, changes to the charter documents of Advantis and other matters.

As of March 31, 1999, the excess of RSI's equity in Advantis over its investment ("Investment Basis Adjustment") was $10,038,334. The Investment Basis Adjustment is being amortized as income over the life of the investment estimated at 30 years.

Summarized financial information of Advantis and the Company's investment in and advances to and share of income from Advantis is as follows:

Balance Sheet                                                           March 31, 1999
Assets:

     Current assets..........................................$              20,551,887
     Property & Equipment, net of accumulated depreciation...               39,227,102
     Intangibles, net of accumulated amortization............              157,323,564
     Other Assets............................................                8,141,147
                                                                           -----------

Total Assets.................................................              225,243,700
                                                                           ===========

Liabilities and Stockholders' Equity

     Current liabilities.....................................$              22,229,902
     Long-term liabilities...................................              106,272,529
                                                                           -----------

Total Liabilities............................................              128,502,431
                                                                           -----------

Stockholders' Equity

     Common Stock.............................................               1,190,216
     Non RSI Preferred Stock..................................              57,289,183
     Preferred Stock Accretion................................               1,970,010
                                                                            ----------

     RSI net investment in Advantis............................             29,753,526
     Less:  RSI purchase option................................             (3,500,000)
     Add:  Investment Basis Adjustment.........................             10,038,334
                                                                            ----------

     Net RSI basis in Advantis Preferred Stock.................             36,291,860
                                                                            ----------

Total Stockholders' Equity.....................................             96,741,269
                                                                            ----------
Total Liabilities and Stockholder's Equity.....................$           225,243,700
                                                                           ===========


RECKSON SERVICE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1999
(UNAUDITED)

3.	INVESTMENTS (CONTINUED)

Statement of Income
                                                                For the period
                                                             January 8, 1999 to
                                                                 March 31, 1999
Revenues

Rental income..................................................$     27,065,298
Services income................................................      17,488,254
Other income...................................................       2,221,454
                                                                     ----------

        Total Revenues.........................................      46,775,006
                                                                     ----------

Expenses

Rent...........................................................      17,362,946
Services.......................................................       6,782,151
General and administrative.....................................      15,603,970
Depreciation and amortization..................................       3,045,597
Interest expense...............................................       1,760,025
Other expense..................................................       1,494,454
                                                                     ----------
        Total Expenses.........................................      46,049,143
                                                                     ==========

Net income as reported by Advantis.............................         725,863
Less:  Non-RSI share...........................................        (550,479)
                                                                      ---------
RSI share of net income........................................         175,384
Add:  Investment Basis Adjustment..............................          84,356
                                                                      ---------
Net income from Advantis.......................................$        259,740
                                                                      =========

Student Housing

The Company acquired a 33 1/3% interest in a wholly owned subsidiary of RFG Capital Group, LLC for $1.51 million whose sole net investment is a 76.09% interest in ACC, a student housing enterprise which owns, develops, constructs, manages and acquires, on-an-off campus student housing projects. On April 1, 1998, RSI transferred its interest in ACC to RSVP. RSI's loss for its period of ownership, January 1, 1998 to March 31, 1998 was $51,504. For the three months ended March 31, 1999, RSVP's share of losses were $9,519.

In 1997, the Company invested through other affiliated entities $3.62 million
in Reckson Opportunity Partners, LP ("RO").   RO invested approximately $10.8
million to acquire a 70% interest in Dobie, which owns 100% in Dobie Center, a mixed use student housing and retail property located in Austin, Texas. On April 1, 1998, the Company transferred its interest in RO to RSVP, net of certain proceeds related to the refinancing of Dobie Center. RSI's income for its period of ownership, January 1, 1998 to March 31, 1998, was $170,567. For the three months ended March 31, 1999, RSVP's share of income was $63,732.

Privatization

On August 11, 1998, RSVP acquired through a wholly owned subsidiary an interest in Gateway Development Group, LLC ("Gateway") with Gateway Management for approximately $377,000. Gateway is a start up entity that pursues opportunities in privatized military housing. The Company is uncertain whether it will recover its invested dollars from Gateway's future cash flows. At March 31, 1999, RSVP has recognized a loss of $52,513 which is a reserve for its invested dollars.


RECKSON SERVICE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1999
(UNAUDITED)

3.	INVESTMENTS (CONTINUED)

On August 27, 1998, the Company announced the formation of a joint venture between RSVP and Dominion, an Oklahoma-based, privately owned group of companies that focuses on the development, acquisition and ownership of government occupied office buildings and correctional facilities. The new venture, Dominion Venture Group, LLC (the "Dominion Venture"), is owned by RSVP-Dominion LLC, a subsidiary of RSVP and by Burgess Services, LLC, an entity owned and controlled by Calvin Burgess, President and Chief Executive Officer of Dominion. The Dominion Venture will engage primarily in acquiring, developing and/or owning government occupied office buildings and privately operated correctional facilities and related activities. Under the operating agreement, RSVP is to invest up to $100 million, some of which may be invested by ROP for capital requirements approved by RSVP. RSVP funded its total capital contribution of $8,597,455 through draws under its PWRES Equity Facility and the RSVP Facility with ROP. ROP has contributed $13,328,628 in connection with the Dominion Venture. For the three months ended
March 31, 1999, RSVP recognized $39,504 of losses of which RSI's share after allocation adjustments, was a loss of $83,955.

Assisted Living

On August 12, 1998, RSVP acquired through a wholly owned subsidiary a 45% interest in Assisted Living Investments, LLC ("ALI") for approximately $3.25 million. ALI is a joint venture that develops, leases, operates and finances assisted living facilities. In addition, RSVP has agreed to contribute 80% of the equity of ALI, up to a maximum of $16.0 million for a total maximum commitment of $19.25 million. RSVP funded $7.5 million of its $19.25 million commitment upon the closing of the transaction. RSVP funded 50% of its capital contribution through draws under the PWRES Equity Facility. The remaining 50% capital contribution was funded through a draw under the RSVP facility (see
Note 5).

For the three months ended March 31, 1999 and RSVP recognized a loss of $614,061 of which RSI's share was $307,031. As of March 31, 1999, the excess of the RSVP's investment over its share of the equity in the underlying net assets of ALI ("Excess ALI Investment") was $2,842,273. The Excess ALI Investment is being amortized over the life of the investment estimated at 25 years.

Telecommunications

RSI holds a subordinated note convertible into a 58.69% equity interest in On-Site, a company that provides advanced telecommunications systems and services within commercial buildings and/or building complexes. The Company has advanced On-Site $6.5 million through March 31, 1999 to fund operating costs under the terms of the note. The loan bears interest at a rate of 12% per annum. On May 18, 1998, the Company purchased a membership interest in On-Site equal to 1% of the aggregate membership interests. At March 31, 1999, the Company recognized a loss of $22,004 on its interest.

In May 1998, the Company made an initial capital contribution of $300,000 for a 58.69% interest in On-Site Commerce and Content, LLC ("OCC"), a Company established to acquire and develop software products. As of March 31, 1999, OCC had no operations.

On February 10, 1999, the Company, along with another member of On-Site
(the "Members'), executed a senior secured promissory note with On-Site for $4,000,000. The Members initially funded $2,000,000, in which RSI funded approximately $1.35 million. The note matures in February 2000. Interest is compounded monthly at a variable rate subject to the terms in the loan agreement.



RECKSON SERVICE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1999
(UNAUDITED)

4.	SHAREHOLDERS' EQUITY

The Company has established the 1998 and 1999 stock option plans (the "Plans") for the purpose of attracting and retaining executive officers, directors and other key employees. Pursuant to the Plans, 3,700,376 and 1,750,000 respectively, of the Company's authorized shares have been reserved for issuance.

On January 10, 1998 and March 30, 1998, the Company granted options to purchase 542,892 and 2,732,085, respectively of the Company's common shares at an exercise price of $1.10 and $1.04 respectively per share based on the fair value on each date of grant, which the board of directors of the Company has concluded to be book value on each date of grant. These options were fully vested on January 1, 1999.

On August 4, 1998, the Board of Directors of the Company adopted a "broad based" stock option plan for the purpose of awarding options to non-executive officers and new hires. Pursuant to such adoption, 100,000 of the Company's authorized shares have been reserved for this purpose. Additionally, the Company granted options to purchase 456,564 shares at an exercise price of $2 per share, which approximated market value at the time of the grant. These options have a three year vesting period.



RECKSON SERVICE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1999
(UNAUDITED)

5. 	TRANSACTIONS WITH RELATED PARTIES

On June 15, 1998, RSI established the RSI Facility with ROP in the amount of $100 million for RSI's service sector operations and other general corporate purposes. ROP has advanced the Company $34,670,444 at March 31, 1999. These advances bear interest at 12% per annum. Additionally, RSI established the RSVP Facility with ROP for funding the RSVP investments. The amount available under RSVP Facility is reduced by any amount invested by ROP in joint ventures with RSVP. As of March 31, 1999, ROP has advanced RSI $10,712,928 under the RSVP Facility and has invested $13,328,628 in joint ventures with RSVP. The total outstanding at March 31, 1999, owed by RSI under both credit facilities was $45,383,372.

In February 1998, Holdings entered into employment agreements with the two RSVP Managing Directors. The agreements provide for a minimum annual salary of $500,000 and have a seven-year term. In addition to the base salary, each RSVP Managing Director has received from the Company a $3.0 million grant of common stock of Reckson (the "Reckson Stock") which will vest equally over five years. The Reckson Stock was purchased by the Company and contributed to Holdings. In addition, in April 1998, the Company advanced each RSVP Managing Director a tax loan of approximately $1.4 million in connection with the grant of Reckson Stock. These loans bear interest at 8% per annum, are due in April, 2003 and are secured by the Reckson Stock. Additionally, New World is entitled to receive transaction fees of up to $1 million per year related to identifying RSVP investment opportunities.

The Company is entitled to a cumulative annual management fee of $2 million with respect to RSVP, of which $1.5 million is subordinate to PWRES receiving an annual minimum rate of return of 16% and a return of its capital. The unsubordinated amount for the three months ended March 31, 1999 was $125,000.


The Company reimburses ROP with respect to general and administrative expenses (including payroll expenses) incurred by ROP for the benefit of the Company. For the three months ended March 31, 1999, the Company reimbursed ROP $162,239 for such activities.

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



RECKSON SERVICE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1999
(UNAUDITED)

The following table sets for the Company's segments and their revenues and expenses and other related disclosures as required by SFAS 131 for the three months ended March 31, 1999 and March 31, 1998.

                                             March 31, 1999



              EXECUTIVE OFFICE    TELECOMMU      ASSISTED                       STUDENT      OTHER
                   SUITES         NICATIONS       LIVING       PRIVATIZATION    HOUSING      HOLDINGS     TOTAL
               ---------------    --------------   -----------  ------------   ------------ ------------ ------------
INVESTMENT     $    29,753,526    $    8,440,990  $  2,031,106 $  2,886,815   $  1,398,923 $  9,033,474 $ 53,544,834
               ---------------    --------------   -----------  ------------   ------------ ------------ ------------
REVENUES            46,775,006           561,972     3,233,325   15,057,183      5,112,505
               ---------------    --------------   -----------  ------------   ------------ ------------ ------------
EXPENSES            46,049,143         2,439,925     4,143,324   14,687,603      4,869,370      254,890
               ---------------    --------------   -----------  ------------   ------------ ------------ ------------
NET INCOME (LOSS)      725,863        (1,877,953)     (909,999)     369,580        243,135     (254,890)
               ---------------    ---------------  -----------  ------------   ------------ ------------- -----------

RSI/EQUITY
IN (LOSS)INCOME$       259,740    $      (22,004) $   (307,031)$   (101,459)  $      54,213 $  (254,890)$   (371,431)
               ---------------    --------------- ------------- ------------   ------------ ------------ ------------


                                             March 31, 1998




                   STUDENT HOUSING    OTHER HOLDINGS          TOTAL


REVENUES             $   4,057,583
                     -------------   --------------
EXPENSES                 3,529,668      $    543,412
                     -------------   ---------------
NET INCOME (LOSS)          527,915          (543,412)
                     -------------   ---------------     ------------
RSI/EQUITY IN
INCOME (LOSS)        $     119,059          (543,412)    $   (424,353)
                     ------------    ---------------     -------------

7.	SUBSEQUENT EVENTS

On April 9, 1999, the Company made an additional advance of $677,583 to On-Site. This advance is subject to the same terms in the promissory note from On-Site. (See Note 3).

On April 16, 1999, the Company contributed approximately $3.2 million to On-Site as part of an equity financing agreement which includes RSI and several third party private equity investors. The $60 million equity agreement requires the Company to fund up to $15 million. Upon reaching its capital commitment, RSI will own an approximate 33% diluted interest in On-Site.

In an amendment to ALI's credit agreement, dated April 19,1999, a member of Sun Healthcare Group, Inc., ("Sun"), the parent of an ALI member recently informed ALI that they no longer desire to be involved in the assisted living business. Sun has further advised ALI of their desire that (i) ALI commence a disposition of all of the operating facilities and sites so that Sun may receive repayment of amounts outstanding under the credit agreement earlier than it would have under the credit agreement and (ii) future fundings under the credit agreement be reduced as a result of Sun proposing to no longer provide funding for the development of new facilities to be constructed by ALI. Accordingly, ALI's assets are held for sale at March 31, 1999.


ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS.

The following discussion should be read in conjunction with the accompanying Financial Statements of Reckson Service Industries, Inc. (the "Company" or "RSI") and related notes thereto.

The Company considers certain statements set forth to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, with respect to the Company's expectations for future periods. Certain forward-looking statements, including, without limitation, statements relating to the ability to identify and acquire interest in commercial services companies, the financing of the Company's operations, the timing and success of such acquisitions and the ability to integrate and manage effectively its various acquisitions, involve certain risks and uncertainties. Although the Company believes that the expectation reflected in such forward-looking statements are based on reasonable assumptions, the actual results may differ materially from those set forth in the forward-looking statements and the Company can give no assurance that its expectations will be achieved. Certain factors that might cause the results of the Company to differ materially from those indicated by such forward-looking statements include, among other factors, general economic conditions, a lack of attractive business opportunities or suitable acquisitions, the Company's dependence upon financing from Reckson Operating Partnership, L.P., ("ROP") conflicts of interest of management, competition for targeted acquisitions and the ability to otherwise finance business opportunities. Consequently, such forward-looking statements should be regarded solely as reflections of the Company's current operating and development plans and estimates. These plans and estimates are subject to revision from time to time as additional information becomes available, and actual results may differ from those indicated in the referenced statements.

OVERVIEW AND BACKGROUND

The Company's primary business is to create and operate a system of interrelated services for sale to its customer pool which includes customers of ROP, a commercialized real estate owner, Advantis, the Company's executive suite business, On-Site Ventures, LLC ("On-Site"), the Company's telecommunications business, and Reckson Strategic Venture Partners, LLC ("RSVP"), (collectively, the "RSI Customer Pool") and third parties in the general marketplace through a centralized infrastructure. The Company's growth strategy is to acquire or form strategic alliances with strong entrepreneurial management and a reputation for high quality services within each of its targeted business service sectors ("Business Service Platforms"). Specifically, the Company seeks opportunities for which there is broad demand
in the RSI Customer Pool.   Such Business Service Platform investment or
alliance serves as a basis for sale and delivery of business services to the RSI Customer Pool. The Company will establish Business Service Platforms that present significant opportunities to provide business services to the RSI Customer Pool and other third parties. Currently, the RSI Customer Pool retains third parties to provide many business to business services for their day-to-day operations. Of these services, the Company may seek to provide the RSI Customer Pool with telecommunications, outsourced business services, E-commerce and content, executive suites and concierge services, as well as with other business services that the Company determines may be utilized by the RSI Customer Pool. The Company will seek growth in each Business Service Platform by (i) accessing the RSI Customer Pool as an anchor for growth opportunities (ii) integrating each Business Service Platform into RSI's centralized infrastructure and (iii) acquiring similar businesses or making additional investments within such Business Service Platform.

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




Immediately after the Distribution of RSI common stock, RSI granted to its stockholders (each a "Holder") one subscription right for each share of RSI common stock. Each subscription right entitled the Holder to purchase one share of RSI common stock at a purchase price of $1.03 per share (the
"Exercise Price") and, at the election of such Holder, four additional shares (but not less than four additional shares) at a purchase price of $1.03 per share. A Holder of subscription rights had the opportunity to acquire up to an aggregate of approximately 20,557,130 shares of RSI common stock. RSI and Reckson Standby, LLC (the 'Standby purchaser") (an entity owned by several members of management), entered into a standby agreement pursuant to which the Standby Purchaser agreed to purchase, and RSI agreed to sell, any and all shares of RSI common stock that were the subject of subscription rights in the rights offering but were not subscribed for by a Holder on the expiration date at the Exercise Price. The proceeds from the Standby Purchaser were approximately $7,325,000. RSI received net proceeds from the rights offering of approximately $19,852,000. In connection with the Company's initial capitalization, the Company obtained from ROP a five year $100 million unsecured credit facility (the "RSI Facility"). The RSI Facility bears interest at a rate equal to the greater of prime rate plus 2% and (i) 12% per annum with the rate in clause (ii) increasing annually on outstanding borrowings at the rate of 4% per year over the prior year's rate.

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

Under the ROP Intercompany Agreement, ROP granted RSI a right of first opportunity to provide commercial services to ROP and its tenants. RSI will provide services to ROP at rates and on terms as attractive as either the best available for comparable services in the market or those offered by RSI to third parties. In addition, ROP is required to give RSI access to its tenants with respect to business services that may be provided to such tenants and, under the ROP Intercompany Agreement, subject to certain conditions, ROP granted RSI a right of first refusal to become the lessee of any real property acquired by ROP. If ROP so determines, consistent with Reckson's status as a REIT, it is required to enter into a "master" lease agreement.

RSI Fund Management, LLC, a wholly owned subsidiary of RSI, is a managing member of RSVP Holdings, LLC ("Holdings"), the managing member of RSVP, a real estate venture capital fund formed to invest in real estate and real estate-related operating companies outside of Reckson's core interests. RSVP will invest in established entrepreneurial enterprises with experienced management teams in market sectors which are in the early stages of their growth cycle or offer unique circumstances for attractive investments as well as platforms for future growth ("RSVP Investments"). ROP has committed $100 million to be invested in RSVP Investments (the "RSVP Facility"). Paine Webber Real Estate Securities, Inc. ("PWRES") is a non-managing member who holds a preferred interest in RSVP. PWRES has committed $200 million in capital (the "PWRES Equity Facility") and shares in profits and losses of RSVP, subject to a maximum internal rate of return ("IRR") of 16% of invested capital. On
April 24, 1998, PWRES assigned 25% of its preferred equity interest in RSVP, representing an unfunded capital commitment of $50 million to Stratum Realty Fund, LP ("Stratum"). The assignment provides Stratum with similar rights and priorities. Excess returns over 16% on the PWRES Equity Facility is to be distributed to Holdings. On March 17, 1999, PWRES transferred all of its rights, title and interest on its invested capital to date in RSVP to Stratum.

Holdings has retained two managing directors (the "RSVP Managing Directors") to manage the day-to-day operations of RSVP, subject to the strategic direction of RSI. New World Realty, LLC ("New World"), an entity owned by the RSVP Managing Directors acts as a managing member of Holdings. The
Holdings operating agreement (the "Managing Member Operating Agreement") provides for the payment to New World of distributions out of the cash flow of Holdings after RSI and affiliated persons have received a return of their capital contributions to RSVP investments plus a 12% IRR thereon, of $15 million and, thereafter, a share of cash flows ranging from 15% to 27.75% based upon the IRR received by RSI and affiliated persons above 12% in respect of RSVP investments. The Managing Member Operating Agreement obligates RSI to contribute 100% of the capital contributions to be made by Holdings to RSVP in an amount up to $100 million. In the event that RSI defaults in making its capital contributions, distributions to New World and RSI's management rights will be reduced and RSI will be obligated to purchase, at the election of New World, a portion of New World's interest in Holdings for a minimum of $15 million. At the termination of RSVP, New World has a right of first refusal to purchase any RSVP Investment proposed for sale. New World will also be entitled to one-half of any asset management fee earned by Holdings from ROP. Additionally, New World is entitled to receive transaction fees of up to $1 million a year for identifying investment opportunities for RSVP.

On April 1, 1998. The Company acquired a 9.9% membership interest in Reckson Executive Centers, LLC ("REC, LLC") for $200,000 from ROP and assumed debt of approximately $322,000. On October 5, 1998, the Company contributed its interest in REC, LLC to Reckson Executive Centers, Inc. ("REC") in exchange for 75% of the common stock of REC.

On November 9, 1998, the Company acquired a majority interest in Interoffice SuperHoldings Corporation ("Interoffice"), a nationally operated executive office suite business. The aggregate purchase price paid by Company was approximately $20.5 million and was financed through borrowing under the RSI Facility. The company also acquired receivables related to certain advances made to certain other stockholders of Interoffice for approximately $10.3 million. Such receivables were secured by the shares held by these stockholders.

On January 8, 1999, Interoffice (36 executive office suite centers) and REC
(8 executive office suite centers) merged with Alliance National Incorporated, a holding company which owns and operates approximately 90 nationally located executive office suite centers (the "Merger"). The merged entity changed its name to Advantis. The stockholders of Interoffice and REC received shares of the Series C Preferred Stock of Advantis which represent approximately 40% of the equity interest in Advantis. The Company effectively owns approximately 23% of Advantis. The holders of the Series C Preferred Stock received in respect of the Merger through Interoffice Superholdings, LLC, a limited liability company of which RSI is the sole managing member. RSI also holds the Series C Preferred Stock received in respect of the Merger through Reckson Office Centers, LLC, a limited liability company of which a subsidiary of RSI is the managing member.

Advantis and RSI have also entered into an intercompany agreement pursuant to which RSI has the opportunity to be the exclusive provider of certain business services to Advantis, provided certain third party and "most-favored nation" conditions are satisfied.

RSI acquired certain ownership rights related to the Series C Preferred Stock of Advantis from a stockholder of Interoffice which provided the Company with enhanced governance rights for approximately $6.5 million. In addition, the Company paid $3.5 million to another stockholder of Interoffice for an option to purchase that stockholder's effective interest in the Series C Preferred Stock for a purchase price of $6.75 million. If the option is not exercised, the stockholder has the right to sell such interests to the Company at fair value, as determined in accordance with the applicable agreement. A significant number of items presented to the Board of Directors will require the separate approval of a majority of the representatives of the Series C Preferred Stock on the Board of Directors, including significant acquisitions, sale or leasing of assets, approval of Advantis' annual operating budget, certain borrowings and capital expenditures by Advantis, the hiring or termination of senior executives and other matters. The holders of Series C Preferred Stock also have the right to appoint half of the members of the executive and audit committees of the Board of Directors. The preferred stockholders of Advantis (including the holders of Advantis' Class A Preferred Stock, Class B Preferred Stock and Class C Preferred Stock) were granted super-majority voting rights with respect to certain corporate actions, including the issuance of equity securities, changes to the charter documents of Advantis and other matters.

The Company currently has a 1% interest and holds a subordinated note convertible into a 58.69% equity interest in On-Site, a company that provides advanced telecommunications systems and services within commercial and residential buildings and/or building complexes. The Company has advanced On-Site $6.5 million through March 31, 1999 to fund certain operating costs under the terms of the subordinated note. The loan bears interest at a rate of 12% per annum. In May 1998,the Company made an initial capital contribution of $300,000 for a 58.69% interest in On-Site Commerce and Content, LLC, ("OCC") a Company established to acquire and develop software products. As of March 31, 1999, OCC had no operations.

On February 10, 1999, the Company along with another member of On-Site (the "Members'), executed a senior secured promissory note with On-Site for $4,000,000. The Members initially funded $2,000,000, in which RSI funded approximately $1.35 million. The note matures in February 2000. Interest is compounded monthly at a variable rate subject to the terms in the loan agreement. On April 9, 1999, the Company made an additional advance of $677,583 under the On-Site note.

On April 16, 1999, the Company contributed approximately $3.2 million to On-Site as part of an equity financing agreement which includes RSI and several private equity investors. The $60 million equity agreement requires the Company to fund up to $15 million. Upon reaching its capital commitment, RSI will own an approximate 33% diluted interest in On-Site.

RESULTS OF OPERATIONS


The Company commenced operations on July 15, 1997 and had minimal activities through March 31, 1998, therefore, the following periods are not comparable.

Three months ended March 31, 1998

For the three months ended March 31, 1998 the Company reported a net loss of $709,209. Total revenues include (i) equity in earnings of Dobie Center Properties, Ltd. ("Dobie") of $170,567 which represents a 33 1/3% interest in a joint venture that owns a 70% interest in an entity which owns Dobie Center located in Austin, Texas. Dobie Center, L.P. reported total revenues of $2.6 million, operating income of $1.6 million and net income of $.7 million, (ii) equity in loss of American Campus Communities, LLC, a student housing company ("ACC") of $51,508. ACC reported total revenues of $1.4 million, operating income of $.9 million and a net loss of $154,523, (iii) equity in loss of Holdings of $543,412 and (iv) interest income of $46,661 relating to loans made to certain affiliates. The Company also reported total expenses of $331,517, which substantially represents interest, payroll and office costs.

Summary of Operations by Business Segment for the Three Months ended March 31, 1999

Executive Suites

For the period January 8, 1999 to March 31, 1999 Advantis reported income of $725,863. RSI's share after adjustments, was income of $259,740.

Telecommunications

For the three months ended March 31, 1999, On-Site reported losses of $1,877,953. On-Site's losses were generally attributable to start-up costs such as staffing, in accordance with On-Site's business plan. The Company's share of losses attributable to its 1% equity interest was $22,004 after adjustments. In connection with the Company's convertible notes and secured financing with On-Site, RSI recognized $223,947 in interest income.

RSVP Holdings, LLC

For the three months ended March 31, 1999, Holdings reported total revenues of $63,116, losses on equity investments of $651,865 and expenses of $1,220,550. RSI's share of Holdings' loss for the three months ended March 31, 1999 was $609,167. Included in Holdings' operating results are the following RSVP activities:

Student Housing

For the three months ended March 31, 1999, Dobie reported income of $273,138. RSVP's share of income was $63,732. In August of 1998, the mortgage indebtedness in Dobie Center was refinanced with a larger mortgage loan which results in increased interest expense over the prior year.

For the three months ended March 31, 1999, ACC reported losses of $30,003. RSVP's share of loss was $9,519. ACC's losses generally related to operating expenses on new projects and interest expense on leaseholds.

Privatization

On August 11, 1998, RSVP, through a wholly owned subsidiary, formed a joint venture, Gateway Development Group, LLC ("Gateway") with Gateway Management Group. RSVP is currently uncertain whether it will recover its invested dollars from Gateway's future cash flows. For the three months ended March 31, 1999, RSVP has recognized a loss of $52,513 which is a reserve for its invested dollars. For the three months ended March 31, 1999,Dominion Venture Group, LLC reported income of $369,580. RSVP's share of loss after allocation adjustments was $39,504.

Assisted Living

For the three months ended March 31,1999, Assisted Living Investments, LLC ("ALI") reported losses of $909,999. RSVP's share of losses amounted to $614,061. ALI's losses were generally attributable to expenses of new centers prior to these centers reaching stabilized occupancy.

LIQUIDITY AND CAPITAL RESOURCES

Summary of Cash Flows

Net cash provided by and used by operating activities totaled approximately $1.6 million for the three months ended March 31, 1999, and $1.4 million for the three months ended March 31, 1998, respectively. Cash provided by operations in 1999 were attributable to collections of affiliate receivables. Cash used in operations for 1998 were primarily attributable to the start-up losses incurred by the Company and Holdings, advances to affiliates and general and administrative operating costs.

Net cash used in investing activities totaled approximately $8.1 million for the three months ended March 31, 1999, and $6.8 million for the three months ended March 31, 1998. Cash used in investing activities related primarily to investments in and advances to Holdings, Interoffice, and On-Site.

Net cash provided by financing activities totaled approximately $4.4 million for the three months ended March 31, 1999, and $8.1 million for the three months ended March 31, 1998. Cash provided by financing activities during 1999 is attributable to draws on the RSI Facility and the RSVP Facility.

Financing Activities

On June 15, 1998, RSI established the RSI Facility with ROP in the amount of $100 million for RSI's service sector operations and other general corporate purposes. On the same date, RSI established the RSVP Facility with ROP for funding of investments of up to $100 million with or in RSVP through (i) RSVP-controlled joint venture REIT-qualified Investments, or (ii) advances made to RSI subsequent to the Distribution. Advances under the RSVP Facility in excess of $25 million in respect of any single platform are subject to approval by Reckson's board of directors, while advances under the RSI Facility in excess of $10 million in respect of any single investment in a Business
Service Platform, as well as advances for investments in opportunities in non-commercial services, are subject to approval by Reckson's board of directors, or a committee thereof. The RSI and RSVP Facilities (the "Credit Facilities") each have a term of five years and advances thereunder are recourse obligations of RSI.Interest accrues on advances made under the Credit Facilities at a rate equal to the greater of (i) the prime rate plus 2% and
(ii) 12% per annum, with the rate on balances outstanding for more than one year increasing annually at a rate of 4% of the prior year's rate. Prior to maturity, interest is payable quarterly but only to the extent of net cash flow and on an interest-only basis and is pre-payable without penalty at the option of RSI. As long as there are outstanding advances under the Credit Facilities, RSI is prohibited from paying dividends on any shares of its capital stock. The Credit Facilities are subject to certain other covenants and will prohibit advances thereunder to the extent such advances could, in the determination of Reckson, endanger Reckson's status as a REIT. Additional indebtedness may be incurred by subsidiaries of RSI. As of March 31, 1999, approximately $34.7 million was outstanding under the RSI Facility and approximately $24 million was advanced under the RSVP Facility of which approximately $13.3 million represents an investment by ROP in RSVP joint ventures and approximately $10.7 million represents outstanding borrowings.

Additionally, RSVP has obtained the PWRES Equity Facility which provides for the investment by PWRES of up to $200 million in RSVP in the form of preferred equity, subject to certain conditions. Amounts available under the PWRES Equity Facility have been used by RSVP to make investments consistent with its business objectives and to fund working capital. Under the terms of the PWRES Equity Facility, RSVP is subject to various covenants and events of default and related remedies. Such remedies include increased control rights of PWRES over the operation of RSVP under certain circumstances. Advances under the PWRES Equity Facility were partially funded by an investment fund that is jointly sponsored by financier George Soros and PWRES. In addition, PWRES and such investment fund are entitled to receive priority or preferred distributions from RSVP prior to the distributions of cash to RSI.
On March 17, 1999, PWRES transferred all of its rights, title and interest on its invested capital to date in RSVP to Stratum. As of March 31, 1999, PWRES and Stratum have contributed $46,336,509.

The Company utilizes the advances under the RSI Facility primarily to make investments in operating companies that provide business services. The Company may make additional investments in these operating companies to accommodate their respective growth plans. The Company's investments in operating companies are anticipated to produce net cash flow as a result of their operating activities over the long term, although the level and timing of net cash flow for each investment in the short-and long-term may vary based upon the stage of the respective operating company's growth cycle and the level of the Company's ownership interest. The Company targets investments in operating companies that will produce net cash flow in the long-term. It is expected that certain of the Company's investments will be made in companies which is does not fully control. Thereby cash flow of these companies will be used for growth opportunities at such companies not for distribution to its owners.

It is also expected that the Company will invest in companies where it controls such companies operations and consolidates such companies cash flows with those of the Company. Under such circumstances, net cash flow produced will be used for debt service under the RSI Facility and for the Company's operating costs. The Company expects to meet its short term liquidity requirements generally through its net cash flow produced by its operations along with advances under the RSI Facility. The Company expects that it will refinance indebtedness under the RSI Facility at maturity or retire such debt through the issuance of debt securities or equity securities, although there can be no assurance that the Company will be able to refinance or retire such indebtedness. The Company anticipates that cash on hand, net cash flows from operating activities, together with cash available from borrowings under the RSI Facility, will be adequate to meet the capital and liquidity requirements of the Company in both the short-and long-term.

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


ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


The primary risk facing the Company is interest rate risk on its Credit Facilities. The Company does not hedge interest rate risk using financial instruments. The Credit Facilities bear interest at the greater of the prime rate plus 2% or 12% (with balances outstanding more than one year increasing 4% per year, as described above). The rate of interest on the Credit Facilities will be influenced by changes in short term rates and is sensitive to inflation and other economic factors. A significant increase in interest rates may have a negative impact on the earnings of the Company due to the variable interest under the Credit Facilities.

The following table sets forth the Company's Credit Facilities obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value ("FMV") at March 31, 1999.

                           1999        2000       2001       2002        2003   Thereafter     Total        FMV

Variable rate         $   -----  $    ----- $    ----- $    ----- $45,383,372  $     -----  $45,383,372  $45,383,372

Average interest rate     -----       -----      -----      -----         12%        -----         12%        -----



PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - None
Item 2.  Changes in Securities and Use of Proceeds- None
Item 3.  Defaults Upon Senior Securities - None
Item 4.  Submission of Matters to a Vote of Securities Holders - None
Item 5.  Other information - None
Item 6.  Exhibits and Reports on Form 8-K

Form 8-K/A      dated   January 19, 1999               Relating to the filing
                                                       of financial statements
                                                       with respect to the
                                                       Company's exercise of
                                                       its option to acquire a
                                                       majority interest in
                                                       Interoffice
                                                       Superholdings Corporation
                                                       from Reckson Management
                                                       Group, Inc.

Form 8-K        dated   January 25, 1999               Relating to the Company's
                                                       execution of merger
                                                       agreements with Alliance
                                                       National Incorporated and
                                                       Reckson Executive
                                                       Centers, Inc., and
                                                       Interoffice Superholdings
                                                       Corp.

Form 8-K/A      dated   March 24, 1999                 Relating to the filing
                                                       of financial statements
                                                       with respect to the
                                                       Company's execution of
                                                       merger agreements with
                                                       Alliance National
                                                       Incorporated and Reckson
                                                       Executive Centers, Inc.,
                                                       and Interoffice
                                                       Superholdings Corp.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

		RECKSON SERVICE INDUSTRIES, INC.

		By:		\s\ Scott H. Rechler
			Scott H. Rechler, President and
                        Chief Executive Officer
                        (Principal Executive Officer)

				\s\ Michael Maturo
			Michael Maturo, Executive Vice President and Chief Financial Officer
                        (Principal Financial and Accounting Officer)


Date:  May 14, 1999