Form 10-Q
period 1999-06-30
RECKSON SERVICES INDUSTRIES INC
filed 1999-08-16
CIK 1052743

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                         Commission file number: 0-30162



                        RECKSON SERVICE INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)


Delaware                                                  11-3383642
(State other jurisdiction of
incorporation of organization)             (IRS. Employer Identification Number)

10 East 50th Street, New York, NY                             10022
(Address of principal executive office)                     (zip code)

                                 (212) 931-8000
               (Registrant's telephone number including area code)



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities
    Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes X No __, and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes X No .



       This company has only one class of common stock, issued at $.01 par value per share with 25,361,834 shares outstanding as of August 10, 1999










                        Reckson Service Industries, Inc.
                                Quarterly Report
                    For the Three Months Ended June 30, 1999

                                Table of Contents

     Index                                                                Page
     ----------------- -------------------------------------------------------
     Part I.  Financial Information
     -------------------------------------------------------------------------

     Item 1.Financial Statements


            Consolidated  Balance  Sheets of Reckson  Service  Industries,
            Inc. as of June 30, 1999 (unaudited) and December 31, 1998---------3


            Consolidated Statements of Operations of Reckson Service
            Industries, Inc. for the three and six months ended June 30, 1999 and 1998 (unaudited)-----------------------------------------------4

            Consolidated Statements of Cash Flows of Reckson Service
            Industries,  Inc.for the six months ended June 30, 1999
            and 1998 (unaudited)-----------------------------------------------5


            Notes  to  the  Consolidated   Financial  Statements  of  Reckson
            Service Industries, Inc (unaudited)--------------------------------6

     Item 2.
            Management's Discussion and Analysis of Financial Condition and Results of Operations-----------------------------------------19
     Item 3.
            Quantitative and Qualitative Disclosures about Market Risk--------25

     ---------------------------------------------------------------------------
     Part II. Other Information
     ---------------------------------------------------------------------------

     Item 1.     Legal Proceedings--------------------------------------------26
     Item 2.     Changes in Securities and Use of Proceeds....................26
     Item 3.     Defaults Upon Senior Securities..............................26
     Item 4.     Submission of Matters to a Vote of Securities Holders........26
     Item 5.     Other Information............................................26
     Item 6.     Exhibits and reports on Form 8-K.............................26

     ----------------- ------------------------------------------------ --------
     Signatures                                                               26
     ----------------- ------------------------------------------------ --------




Part 1 - Financial information
Item 1 - Financial statements

                        Reckson Service Industries, Inc.
                          Consolidated Balance Sheets

                                                                                  June 30, 1999            December 31, 1998
                                                                              ----------------------     ----------------------
                                                                                    (Unaudited)                (Note 1)
Assets:
Cash and cash equivalents.....................................                      $       192,714             $    2,025,527
Equity investments (Note 3)...................................                           76,372,758                 45,837,711
Affiliate receivables (Notes 3 and 5).........................                            1,951,182                  9,396,070
Equipment (net of depreciation of $35,013 and $15,337 at
June 30, 1999 and December 31, 1998, respectively) ...........                              203,986                     99,928
Other assets..................................................                            2,060,217                  1,483,427
                                                                              ----------------------     ----------------------
    Total Assets..............................................                     $     80,780,857            $    58,842,663
                                                                              ======================     ======================

Liabilities and Shareholders' Equity:
Accounts payable and accrued expenses.........................                     $      5,839,029            $     1,893,657
Credit facilities with related parties (Note 5) ..............                           67,006,239                 40,981,500
                                                                              ----------------------     ----------------------

     Total Liabilities........................................                           72,845,268                 42,875,157
                                                                              ----------------------     ----------------------


Commitments and Contingencies.................................                                  ---                        ---

Shareholders' Equity: (Notes 1 and 4)
Preferred stock, $.01 par value, 25,000,000 shares authorized,
   None issued and outstanding................................                                  ---                        ---
Common stock, $.01 par value, 100,000,000 shares authorized,
24,811,834 and 24,685,514 shares issued and outstanding, at
June 30, 1999 and December 31,1998, respectively..............                              248,118                    246,855
Additional paid in capital....................................                           27,883,897                 24,126,341
Accumulated deficit...........................                                          (20,196,426)                (8,405,690)
                                                                              ----------------------     ----------------------

    Total Shareholders' Equity................................                            7,935,589                 15,967,506
                                                                              ----------------------     ----------------------

    Total Liabilities and Shareholders' Equity................                     $     80,780,857            $    58,842,663
                                                                              ======================     ======================

          (See accompanying Notes to Consolidated Financial Statements)




                        Reckson Service Industries, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                     For the three       For the three        For the six         For the six
                                                     months ended         months ended        months ended       months ended
                                                     June 30, 1999       June 30, 1998       June 30, 1999       June 30, 1998
                                                    ----------------    ----------------     ---------------    ----------------

Revenues:

Interest income........................                 $   739,010          $   94,271        $  1,187,620         $   140,932
Management fee income (Note 5)........                       83,334             166,666             166,667             166,666

                                                    ----------------    ----------------     ---------------    ----------------

    Total Revenues                                          822,344             260,937           1,354,287             307,598
                                                    ----------------    ----------------     ---------------    ----------------

Loss on equity investments................               (1,163,871)            (82,306)         (1,535,302)           (506,659)
                                                    ----------------    ----------------     ---------------    ----------------


Expenses:
Professional fees.....................                      257,284                ----             457,543                 ---
General and administrative expenses............           7,092,705             282,863           7,776,904             485,698
Terminated transaction and related costs..........          400,001                ----             413,908                 ---
Interest expense (Note 5).................                1,744,121             312,244           2,961,366             440,926
                                                    ----------------    ----------------     ---------------    ----------------


Total Expenses......................                      9,494,111             595,107          11,609,721             926,624
                                                    ----------------    ----------------     ---------------    ----------------


Net Loss...........................                    $ (9,835,638)        $  (416,476)       $(11,790,736)       $ (1,125,685)
                                                    ================    ================     ===============    ================

Basic and diluted net loss per weighted average
        common share.............                        $    (0.40)        $    (0 .09)         $    (0.48)         $    (0.27)
                                                    ================    ================     ===============    ================

Basic and diluted weighted average common
        shares outstanding....................           24,712,383           4,513,975          24,699,285           4,191,068

                                                    ================    ================     ===============    ================




          (See accompanying Notes to Consolidated Financial Statements)



                        Reckson Service Industries, Inc.
                      consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                         Six months               Six months
                                                                                           ended                    ended
                                                                                         June 30, 1999          June 30, 1998
                                                                                    ---------------------    ---------------------

Cash  Flows from Operating Activities:
Net Loss                                                                                $   (11,790,736)          $   (1,125,685)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
     Amortization and depreciation..............................................                 19,676                   20,992
     Loss on equity investments.................................................              1,535,302                  506,659
     Non-cash compensation......................................................              3,719,372                     ----
Changes in operating assets and liabilities:
     Other assets...............................................................              (576,790)                (254,502)
     Purchase of equipment......................................................              (123,734)                 (37,431)
     Organization and pre-acquisition costs.....................................                   ----                (333,768)
     Accounts payable and accrued expenses......................................              3,945,374                  439,516
     Affiliate receivables......................................................              7,444,888                (783,426)
                                                                                    ---------------------     ---------------------

Net cash provided by (used in) operating activities.............................              4,173,352              (1,567,645)
                                                                                     ---------------------    ---------------------

Cash Flows From Investing Activities:
     Investment in and convertible loans to On-Site Ventures, LLC...............            (5,247,077)              (3,109,332)
     Investment in and advances to RSVP Holdings, LLC...........................           (14,504,971)              (9,642,000)
     Investment in and advances to VANTAS and predecessor entities..............           (12,318,301)              (1,069,326)
     Other investments..........................................................                   ----                (278,985)

                                                                                     ---------------------    ---------------------
Net cash used in investing activities...........................................           (32,070,349)             (14,099,643)
                                                                                     ---------------------    ---------------------

Cash Flows From Financing Activities:
    Issuance of Common Stock....................................................                135,445                     ----
    Net proceeds from credit facilities with related parties....................             26,024,739                     ----
    Net proceeds from affiliate loans...........................................                   ----               16,287,032
    Costs of capital............................................................               (96,000)                (701,050)
                                                                                     ---------------------    ---------------------
Net cash provided by financing activities.......................................             26,064,184               15,585,982
                                                                                     ---------------------    ---------------------
Net decrease in cash and cash equivalents.......................................             (1,832,813)                 (81,306)

Cash and cash equivalents at beginning of period................................              2,025,527                  129,704
                                                                                     ---------------------    ---------------------

Cash and cash equivalents at end of period......................................         $      192,714         $         48,398
                                                                                     =====================    =====================

Supplemental Disclosure of Cash Flow Information:
    Cash paid during the period for interest....................................         $    1,091,443         $           -----
                                                                                     =====================    =====================

Supplemental Disclosure of Non-Cash Transactions:
Contribution of assets from Interoffice SuperHoldings Corporation and
 Reckson Executive Centers, Inc. to VANTAS........................                       $  (21,409,152)        $           -----
                                                                                     =====================    =====================








          (See accompanying notes to consolidated financial statements)




                        RECKSON SERVICE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (UNAUDITED)

1.   Description of the Company

Reckson Service Industries, Inc. ("RSI" or the "Company"), was formed on July 15, 1997, to create a service company that focuses on providing outsourced business services for small to medium sized companies. RSI seeks to accomplish this by identifying and acquiring interests in operating companies that engage in such outsource service businesses or by forming and growing such businesses internally.

     The Company's primary business is to create and manage a system of interrelated outsource business services to be offered to small to medium sized companies in the marketplace through an e-commerce based infrastructure. Over time, RSI's strategic goal is to develop and package a bundle of outsource business service products that it will market as a "one stop" solution to satisfy the outsourcing needs of small to medium sized businesses. RSI's growth strategy is to acquire businesses or significant interests in businesses in targeted business service sectors, and, where appropriate, to retain the existing management of such businesses. Specifically, RSI seeks opportunities for which there is broad demand in the marketplace, strong entrepreneurial management, a reputation for high quality services and growth potential. The Company seeks to add value by supporting management, offering strategic advice and assisting in other aspects of developing the businesses where appropriate. RSI pursues growth opportunities in each business by (i) accessing small to medium sized companies included in Reckson Associates Realty Corp. customer base and in the general marketplace nationwide, (ii) integrating each business into its centralized e-commerce based infrastructure and (iii) acquiring other businesses with complementary outsource service products.

     Reckson Strategic Venture Partners, LLC ("Reckson Strategic") was formed on March 5, 1998 to invest in real estate and real estate-related operating companies with experienced management teams in market sectors which are in the early stages of their growth cycle or offer unique circumstances for attractive investments, as well as platforms for future growth. Through RSVP Holdings, LLC ("Holdings"), the Company is a managing member and 100% owner of the common equity of Reckson Strategic. New World Realty, LLC, an entity owned by two individuals retained by Holdings, (the "RSVP Managing Directors"), acts as a managing member of Holdings, and have a carried interest which provides for the RSVP Managing Directors to receive a share in the profits of Reckson Strategic after the Company and Paine Webber Real Estate Securities, Inc., ("Paine Webber") have received certain minimum returns and a return of capital. Paine Webber is a non-managing member and preferred equity owner who has committed $200 million in capital (the "Preferred Equity Facility") and shares in profits and losses of Reckson Strategic with the Company, subject to a maximum internal rate of return of 16% of invested capital. On April 24, 1998, Paine Webber assigned 25% of its preferred equity interest in Reckson Strategic, representing an unfunded capital commitment of $50 million to Stratum Realty Fund, LP ("Stratum"). The assignment provided Stratum with similar rights and priorities. On March 17, 1999, Paine Webber transferred all of its rights, title and interest in its initial invested capital of to Stratum. This transfer included the right to distributions based upon the amount of funded capital contributions. As a result of this transfer, Stratum has funded its entire $50 million committment as of June 30,1999.




                        RECKSON SERVICE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (UNAUDITED)

2.   Summary of Significant Accounting Policies

Basis of Presentation

     The accompanying consolidated financial statements present the financial position of the Company at June 30, 1999, and December 31, 1998 and the results of its operations for the three and six months ended June 30, 1999 and 1998 and its cash flows for the six months ended June 30, 1999 and 1998. The Company accounts for its investments of less than controlling interests under the equity method of accounting. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1999, is not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

     The balance sheet at December 31, 1998, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company's annual report on Form 10-K for the year ended December 31, 1998.

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

Long-Lived Assets

     The Company assesses the need to record impairment losses on long-lived assets used in operations when indicators of impairment are present. On an on-going basis, management reviews the value and period of amortization or depreciation of long-lived assets, including excess investments of equity investments. During this review, the Company re-evaluated the significant assumptions used in determining the original cost of long-lived assets. Although the assumptions may vary from transaction to transaction, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been a permanent impairment of the value of long-lived assets based upon events or circumstances which have occurred since acquisition. As of June 30, 1999, the Company has determined that there has been no impairment on its long lived assets.

Stock Options and Grants

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options and grants because the alternative fair value accounting provided for under Financial Accounting Standards Board ("FASB") Statement No. 123, "Accounting for Stock-Based Compensation," ("FAS No. 123") requires the use of option valuation models that were not developed for use in valuing employee stock options.







                        RECKSON SERVICE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (UNAUDITED)

2.   Summary of Significant Accounting Policies (continued)

Income Taxes

     At inception, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which prescribes an asset and liability method of accounting for income taxes. Under SFAS No. 109, deferred tax assets are recognized for temporary difference that will result in deductible amounts in future years and for carry forward. A valuation allowance is recognized if it is more likely than not that some portion or the deferred asset will not be realized. At June 30, 1999 and December 31, 1998, any deferred tax assets have been reserved for 100% due to the uncertainty as to whether these assets will have benefit in future periods.

Derivative Instruments and Hedging Activities

     In June 1998, the FASB issued Statement No.133, "Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt the new Statement effective January 1, 2001. The Company does not anticipate that the adoption of this Statement will have any effect on its results of operations or financial position.

Reclassifications

     Certain prior year amounts have been reclassified to conform to the current
year   presentation.



                        RECKSON SERVICE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (UNAUDITED)

3.   Investments

The Company's equity investments are summarized as follows:


                                                June 30, 1999       December 31, 1998
                                               -----------------    --------------------

RSVP Holdings, LLC...................             $  28,112,162          $   15,560,896
Convertible loans to On-Site Ventures, LLC.....      12,278,500               7,101,330
VANTAS and predecessor entities............          35,982,096              23,175,485
                                               -----------------    --------------------


Total equity investments.............             $  76,372,758          $   45,837,711
                                               =================    ====================



         The following are the Company's summarized earnings/(losses) on equity investments:

                                                  For the three          For the three           For the six          For the six
                                                   months ended          months ended           months ended          months ended
                                                  June 30, 1999          June 30, 1998          June 30, 1999        June 30, 1998
                                               -----------------    --------------------    ------------------    -----------------
RSVP Holdings, LLC.................             $  (1,344,538)          $     (75,062)        $  (1,953,705)        $   (618,474)
On-Site Ventures, LLC..................               (47,903)                 (4,733)              (69,907)              (4,733)
VANTAS and predecessor entities............           228,570                 (2,511)               488,310              (2,511)
Other investments.................                       ----                    ----                  ----              119,059

                                              -----------------    --------------------    ------------------    -----------------

Net loss on equity investments.............      $  (1,163,871)          $     (82,306)        $  (1,535,302)        $   (506,659)
                                               =================    ====================    ==================    =================





                        RECKSON SERVICE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (UNAUDITED)

3.       Investments (continued)

     The Company's significant investments are summarized as follows:


RSVP Holdings, LLC

         Summarized financial information of RSVP Holdings, LLC and the Company's investment in, advances to and share of loss of RSVP
                          Holdings, LLC is as follows:

Balance Sheets                                                                     June 30, 1999            December 31, 1998
                                                                              ---------------------     ----------------------

Assets:

Investment in Dominion Venture Group, LLC.................                        $     38,979,848           $     29,288,973
Other equity investments......................                                          17,751,585                  5,970,983
Deferred compensation...........................                                         4,349,839                  4,938,539
Other assets................................                                             5,507,424                  4,552,917
                                                                              ---------------------     ----------------------


     Total Assets...............................                                  $     66,588,696            $    44,751,412
                                                                              =====================     ======================


Liabilities and Members' Equity:

Due to affiliates................................                                 $      1,591,459            $     1,591,459
Other liabilities..............................                                          1,471,501                  1,397,412
                                                                              ---------------------     ----------------------

      Total Liabilities............................                                      3,062,960                  2,988,871
                                                                              ---------------------     ----------------------

Minority Interest..............................                                         40,413,574                 31,201,645
Preferred capital offering costs..........................                              (5,000,000)                (5,000,000)

RSI's investment in and advances to Holdings..................                          28,112,162                 15,560,896
                                                                              ---------------------     ----------------------


     Total Liabilities and Members' Equity.................                       $     66,588,696            $    44,751,412
                                                                              =====================     ======================

            In connection with the Preferred Equity Facility, Reckson
         Strategic paid a commitment fee of $5 million, which represents
                 2.5% of the total preferred equity commitment.



                        RECKSON SERVICE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (UNAUDITED)
3.     Investments (continued)

Statements of Operations
                                                     For the three        For the three         For the six    For the period from
Revenues:                                            months ended          months ended         months ended    February 26, 1998
                                                     June 30, 1999        June 30, 1998        June 30, 1999     to June 30, 1998
                                                   ------------------    -----------------    ----------------  --------------------

Other income....................                        $       ----          $   254,746          $      ----        $     254,746
Interest income...................                            84,466               52,114              147,582               52,547
                                                   ------------------    -----------------    -----------------   ------------------

     Total Revenues................                           84,466              306,860              147,582              307,293
                                                   ------------------    -----------------    -----------------    -----------------


Equity in earnings/(loss) on equity investments

Dominion Venture Group, LLC...........                      123,879                 ----               84,375                 ----
Other equity investments.................                (2,019,243)            (117,148)          (2,631,604)            (117,148)

                                                   ------------------    -----------------    -----------------    -----------------

       Net loss on equity investments.........           (1,895,364)            (117,148)          (2,547,229)            (117,148)
                                                   ------------------    -----------------    -----------------    -----------------


Expenses:
Operating expenses.................                          240,170              219,848              369,439              400,196
General and administrative expenses.........               1,017,182            1,019,233            1,899,449            1,292,649
Interest expense....................                         238,207              229,694              305,721              278,524
Depreciation and amortization..............                   15,248               32,950               24,803               74,201
                                                   ------------------    -----------------    -----------------    -----------------


     Total Expenses..................                      1,510,807            1,501,725            2,599,412            2,045,570
                                                   ------------------    -----------------    -----------------    -----------------


Minority Interest share of loss.............             (1,977,167)          (1,236,951)          (3,045,354)          (1,236,951)
                                                   ------------------    -----------------    -----------------    -----------------


RSI's share of net loss of RSVP Holdings, LLC.....    $  (1,344,538)         $   (75,062)       $  (1,953,705)      $     (618,474)
                                                   ------------------    -----------------    -----------------    -----------------

Dominion Venture Group,LLC

     On August 27, 1998, the Company formed a joint venture between Reckson Strategic and Dominion, an Oklahoma-based, privately owned group of companies that focuses on the development, acquisition and ownership of government occupied office buildings and correctional facilities. The new venture, Dominion Venture Group, LLC (the "Dominion Venture"), is owned by RSVP-Dominion LLC, a subsidiary of Reckson Strategic and by Burgess Services, LLC, an entity owned and controlled by Calvin Burgess, President and Chief Executive Officer of Dominion. The Dominion Venture engages primarily in acquiring, developing and/or owning government occupied office buildings and privately operated correctional facilities and related activities. Under the operating agreement, Reckson Strategic is to invest up to $100 million, some of which may be invested by Reckson Operating Partnership, LP ("Reckson") for capital requirements approved by Reckson Strategic. Reckson Strategic funded its total capital contribution of approximately $8.5 million through draws under its $200 million Preferred Equity Facility and a $100 million Reckson Strategic Facility with Reckson. Reckson has contributed approximately $15.6 million in connection with the Dominion Venture.




                        RECKSON SERVICE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (UNAUDITED)



Other

     On April 26, 1999, Reckson Strategic acquired interests in joint ventures in two lodging resorts. Reckson Strategic invested approximately $5.7 million for interests in both properties. The objective of these investments is to participate in the economic revitalization of Sullivan County, New York which includes the Catskill Mountains area.

     As of June 30,1999, Reckson Strategics' investment in the assisted living industry, which has a carrying value of $2.6 million, is currently being held for sale. No loss has been recognized as a result of this decision.


Executive Office Suites

     On January 8, 1999, Interoffice Superholdings Corporation ("Interoffice") (36 executive office suite centers) and Reckson Executive Centers, Inc. ("Reckson Executive") (8 executive office suite centers) merged with Alliance National Incorporated, a holding company which owned and operated approximately 90 nationally located executive office suite centers (the "Merger"). The merged entity changed its name to VANTAS. The stockholders of Interoffice and Reckson Executive received Series C Preferred Stock of VANTAS representing approximately 40% of the equity interest in VANTAS of which approximately 23% of VANTAS was owned by the Company as of the merger. The holders of the Series C Preferred Stock have the right to appoint four of the ten members of the board of directors of VANTAS, including Chairman of the Board and specified preemptive rights and other specified rights. RSI and the other stockholders of Interoffice hold the Series C Preferred Stock received in respect of the Merger through a limited liability company of which RSI is the sole manager.

     RSI acquired certain ownership rights related to the Series C Preferred Stock of VANTAS from a stockholder of Interoffice which provided the Company with enhanced governance rights for approximately $6.5 million. In addition, the Company paid $3.5 million to another stockholder of Interoffice for an option to purchase that stockholder's effective interest in the Series C Preferred Stock for a purchase price of $6.75 million. If the option is not exercised, the stockholder has the right to sell such interests to the Company at fair value, as determined in accordance with the applicable agreement. A significant number of items presented to the Board of Directors require the separate approval of a majority of the representatives of the Series C Preferred Stock on the Board of Directors, including significant acquisitions, sale or leasing of assets, approval of VANTAS' annual operating budget, certain borrowings and capital expenditures by VANTAS, the hiring or termination of senior executives and other matters. The holders of Series C Preferred Stock also have the right to appoint half of the members of the executive and audit committees of the Board of Directors. The preferred stockholders of VANTAS (including the holders of VANTAS' Class A Preferred Stock, Class B Preferred Stock and Class C Preferred Stock) were granted super-majority voting rights with respect to certain corporate actions, including the issuance of equity securities, changes to the charter documents of VANTAS and other matters.

     Subsequent to June 30, 1999, the Company increased its ownership in VANTAS to 28.7%, on a fully diluted basis with a $23 million equity investment. With this investment, RSI increases its percentage of "as if converted" voting shares it controls to 52.4% non-controlling interest. This investment was made as a part of a $30 million financing, a further portion of which the Company intends to purchase in the third quarter.

     As of June 30, 1999, the excess of RSI's equity in VANTAS over its investment ("Investment Basis Adjustment") was approximately $9.9 million. The Investment Basis Adjustment is being amortized as income over the life of the investment estimated at 30 years.

     VANTAS and RSI have also entered into an intercompany agreement pursuant to which RSI has the opportunity to be the exclusive provider of certain business services to VANTAS, provided certain third party and "most-favored nation" conditions are satisfied.

     Summarized financial information of VANTAS and the Company's investment in and advances to and share of income from VANTAS is as follows:

Balance Sheet
                                                                                       June 30, 1999
                                                                                    ---------------------
Assets:
     Current assets............................                                          $    18,792,681
     Property & Equipment, net of accumulated depreciation..........                          49,138,215
     Intangibles, net of accumulated amortization...................                         179,681,076
     Other Assets.............................                                                10,166,448
                                                                                    ---------------------
Total Assets................................                                            $    257,778,420
                                                                                    =====================


Liabilities and Stockholders' Equity
     Current liabilities...........................                                      $    32,069,308
     Long-term liabilities..........................                                         128,530,623
                                                                                    ---------------------

Total Liabilities...............................                                             160,599,931
                                                                                    ---------------------

Stockholders' Equity
     Common Stock.............................                                                   563,321
     Non RSI Preferred Stock.........................                                         56,225,968
     Preferred Stock Accretion........................                                         3,953,127
                                                                                    ---------------------

     RSI net investment in VANTAS.....................                                       35,982,096
     Less:  RSI purchase option.......................                                       (3,500,000)
     RSI advance to VANTAS............................                                       (6,000,000)
     Add:  Investment Basis Adjustment...................                                     9,953,977
                                                                                    ---------------------

     Net RSI basis in VANTAS Preferred Stock...............                                  36,436,073
                                                                                    ---------------------
Total Stockholders' Equity.......................                                            97,178,489
                                                                                    ---------------------
Total Liabilities and Stockholders' Equity................                             $    257,778,420
                                                                                    =====================



                        RECKSON SERVICE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (UNAUDITED)
3.   Investments (continued)

Statements of Income                                                                   For the three           For the period
                                                                                        months ended         January 8, 1999 to
                                                                                       June 30, 1999            June 30, 1999
                                                                                    ---------------------    --------------------

Revenues
Rental income............................                                                $    30,571,559         $    57,636,857
Services income...........................                                                    19,532,452              37,020,706
Other income..............................                                                     2,484,051               4,705,505
                                                                                    ---------------------    --------------------

     Total Revenues............................                                               52,588,062              99,363,068
                                                                                    ---------------------    --------------------

Expenses
Rent...................................                                                       20,111,485              37,474,431
Services................................                                                       7,611,480              14,393,631
General and administrative........................                                            17,399,795              33,003,765
Depreciation and amortization.....................                                             3,498,629               6,544,226
Interest expense............................                                                   2,194,711               3,954,736
Other expense............................                                                      1,221,527               2,715,981
                                                                                    ---------------------    --------------------

     Total Expenses......................
                                                                                              52,037,627              98,086,770
                                                                                    ---------------------    --------------------

Net income as reported by VANTAS...................                                             550,435               1,276,298
Less:  Non-RSI share.............................                                              (406,221)               (956,700)
                                                                                    ---------------------    --------------------

RSI's share of net income..........................                                              144,214                 319,598
Add:  Investment Basis Adjustment.....................                                            84,356                 168,712
                                                                                    ---------------------    --------------------

Net income from VANTAS.........................                                           $      228,570           $     488,310
                                                                                    =====================    ====================




                        RECKSON SERVICE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (UNAUDITED)
3.   Investments (continued)

Telecommunications

     In May 1998, the Company purchased a membership interest in On-Site Ventures, LLC, ("On-Site") equal to 1% of the aggregate membership interests. In addition, RSI held a subordinated note convertible into a 58.69% equity interest in On-Site, a company that provides advanced telecommunications systems and services within commercial buildings and/or building complexes. The Company had advanced On-Site $6.5 million through December 31, 1998 to fund operations costs under the terms of the note. The loan beared interest at a rate of 12% per annum. For the three months ended June 30, 1999, the Company recognized a loss of $47,903 on its equity interest.

     On February 10, 1999, the Company, along with another member of On-Site (the "Members"), executed a senior secured promissory note with On-Site for $4.0 million. The Members initially funded $2 million in which RSI funded approximately $1.35 million. On April 9, 1999, the Company made an additional advance of $677,583. Interest was compounded monthly at a variable rate subject to the terms in the loan agreement.

     On April 16, 1999, the Company contributed approximately $3.2 million to On-Site as part of a $60 million private equity financing agreement which included RSI and several third party private equity investors. The equity agreement requires the Company to fund up to $15 million of which RSI has funded approximately $5.2 million which included approximately $2 million funded by RSI under the $4 million senior secured promissory note.

     Upon receipt of required regulatory approvals, on June 30, 1999, On-Site merged into OnSite Access, Inc., a Delaware corporation. On July 1, 1999, closings were completed for approximately $20.5 million of additional equity in connection with the $60 million private equity financing (the "Financing Transaction"). The investors, including RSI, in the Financing Transaction are committed to invest the remaining $39.5 million, subject only to satisfaction of the conditions of the Financing Transaction and the corporation's call for funds. In addition, in connection with the merger, the principal and accrued interest outstanding under the $6.5 million subordinated RSI loan was converted into 5,869,000 shares of Preferred Stock issued to RSI. Upon fully funding its capital commitment, RSI will own an approximate 33% diluted interest in OnSite Access, Inc.

4.   Shareholders' Equity

     In June 1999, the shareholders approved the 1999 Stock Option Plan for the purpose of attracting and retaining executive officers, directors and other key employees. Pursuant to the plan, 1,750,000 of the Company's authorized common shares have been reserved for issuance, of which 550,000 shares were issued subsequent to June 30,1999.

     As a part of the Company's ongoing investment in organizational infrastructure and the retention of high quality senior management, certain incentive stock and stock option awards were granted on March 24, 1999 when the closing stock price was $4.625. These incentive compensation awards were subject to stockholder approval of the 1999 Stock Option Plan which occurred on June 24, 1999, when the closing stock price was $14.9375. Pursuant to financial accounting guidelines the date for measuring compensation costs would be June 24, 1999. These awards vest over various periods ranging from six months to three years and include tax loans which will be forgiven one year thereafter. During the second quarter and six month periods ended June 30, 1999, results include $5.6 million or $0.23 per basic diluted share, associated with these awards, the majority of which is non-cash in nature.





                        RECKSON SERVICE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (UNAUDITED)

5.   Transactions With Related Parties

     On June 15, 1998, the Company established a RSI Facility with Reckson in the amount of $100 million ("RSI Facility") for their service sector operations and other general corporate purposes. Reckson has advanced the Company approximately $46.4 million at June 30, 1999. These advances bear interest at 12% per annum. Additionally, RSI established a $100 million RSVP Facility with Reckson for funding the Reckson Strategic investments. The amount available under RSVP Facility is reduced by any amount invested by Reckson in joint ventures with Reckson Strategic. As of June 30, 1999, Reckson has advanced RSI approximately $20.6 million under the RSVP Facility and has invested approximately $16.2 million in joint ventures with Reckson Strategic. The total outstanding at June 30, 1999, owed by RSI under both credit facilities was approximately $67.0 million. Interest accrued on these facilities at June 30, 1999 was approximately $2.7 million.

     The Company is entitled to a cumulative annual management fee of $2 million with respect to Reckson Strategic, of which $1.5 million is subordinate to Paine Webber receiving an annual minimum rate of return of 16% and a return of its capital. The unsubordinated amount for the three and six months ended June 30, 1999 was $125,000 and $250,000, respectively.

     The Company reimburses Reckson with respect to general and administrative expenses (including payroll expenses) incurred by Reckson for the benefit of the Company. For the three and six months ended June 30, 1999, the Company reimbursed Reckson $138,651 and $300,890, respectively, for such activities.

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




                        RECKSON SERVICE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (UNAUDITED)

     The following table sets for the Company's segments and their revenues and expenses and other related disclosures as required by SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", ("SFAS 131"), for the three months ended June 30, 1999 and 1998.


                                                             June 30, 1999


                            Executive office        Telecommunications        RSVP Holdings           Total
                                 suites

                          ----------------------    --------------------    ------------------    --------------

Investment                   $       35,982,096       $      12,278,500       $    28,112,162      $ 76,372,758
                          ----------------------    --------------------    ------------------    --------------

Revenues and loss
on  equity                           52,588,062                 721,020           (1,810,898)
investments
                          ----------------------    --------------------    ------------------

Expenses                             52,037,627               5,188,804             1,510,807
                          ----------------------    --------------------    ------------------

Net Income (loss)                       550,435             (4,467,784)           (3,321,705)
                          ----------------------    --------------------    ------------------

RSI/Equity
in (loss) income              $         228,570        $       (47,903)      $    (1,344,538)     $ (1,163,871)
                          ----------------------    --------------------    ------------------    --------------

                                                             June 30, 1998

                            Executive office        Telecommunications         RSVP Holdings           Total
                                 suites
                          ----------------------    -------------------     ------------------    ---------------

Revenues                      $       1,478,426         $       72,075          $     189,712
                          ----------------------    -------------------     ------------------

Expenses                              1,503,788                545,411              1,501,725
                          ----------------------    -------------------     ------------------


Net income (loss)                      (25,362)              (473,336)            (1,312,013)
                          ----------------------    -------------------     ------------------


RSI/equity in
income (loss)                 $         (2,511)        $       (4,733)         $     (75,062)       $   (82,306)
                          ----------------------    -------------------     ------------------    ---------------







                        RECKSON SERVICE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (UNAUDITED)

     The following table sets for the Company's segments and their revenues and expenses and other related disclosures as required by SFAS 131 for the six months ended June 30, 1999 and 1998.


                                                             June 30, 1999


                             Executive office        Telecommunications        RSVP Holdings             Total
                                  suites
                           ---------------------    ---------------------    ------------------    ------------------

Revenues and loss on
equity investments            $      99,363,068         $      1,282,992      $    (2,399,647)
                           ---------------------    ---------------------    ------------------

Expenses                             98,086,770                7,628,726             2,599,412
                           ---------------------    ---------------------    ------------------

Net Income (loss)                     1,276,298              (6,345,734)           (4,999,059)
                           ---------------------    ---------------------    ------------------


RSI/Equity
in (loss) income               $        488,310         $       (69,907)      $    (1,953,705)      $    (1,535,302)
                           ---------------------    ---------------------    ------------------    ------------------

                                                             June 30, 1998

                          Executive office       Telecommunications      Student housing       RSVP Holdings             Total
                               suites
                        ---------------------    -------------------    ----------------     -----------------     ----------------


Revenues                    $      1,478,426         $       72,075      $    4,057,583         $     190,145
                        ---------------------    -------------------    ----------------     -----------------


Expenses                           1,503,788                545,411           3,529,668             2,045,570
                        ---------------------    -------------------    ----------------     -----------------

Net income (loss)                   (25,362)              (473,336)             527,915           (1,855,425)
                        ---------------------    -------------------    ----------------     -----------------

RSI/equity in
income (loss)               $        (2,511)         $      (4,733)       $     119,059        $    (618,474)       $    (506,659)
                        ---------------------    -------------------    ----------------     -----------------     ----------------


7.       Subsequent Events

     On August 11, 1999, the Company made a $15 million acquisition of a non-controlling interest in eSourceOne, a fully integrated Internet-based employee benefits and human resource administration outsourcing company for small and medium-size businesses. RSI has committed to invest an additional $7.5 million in connection with a future equity funding.


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The  following   discussion   should  be  read  in  conjunction   with  the
accompanying consolidated Financial Statements of Reckson Service Industries, Inc. (the "Company" or "RSI") and related notes thereto.

     The Company considers certain statements set forth to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, with respect to the Company's expectations for future periods. Certain forward-looking statements, including, without limitation, statements relating to the ability to identify and acquire interest in commercial services companies, the financing of the Company's operations, the timing and success of such acquisitions and the ability to integrate and manage effectively its various acquisitions, involve certain risks and uncertainties. Although the Company believes that the expectation reflected in such forward-looking statements are based on reasonable assumptions, the actual results may differ materially from those set forth in the forward-looking statements and the Company can give no assurance that its expectations will be achieved. Certain factors that might cause the results of the Company to differ materially from those indicated by such forward-looking statements include, among other factors, general economic conditions, a lack of attractive business opportunities or suitable acquisitions, the Company's dependence upon financing from Reckson Operating Partnership, L.P., ("Reckson") conflicts of interest of management, competition for targeted acquisitions and the ability to otherwise finance business opportunities. Consequently, such forward-looking statements should be regarded solely as reflections of the Company's current operating and development plans and estimates. These plans and estimates are subject to revision from time to time as additional information becomes available, and actual results may differ from those indicated in the referenced statements.

Overview and Background

     Reckson Service Industries, Inc., was formed on July 15, 1997, to create a service company that focuses on providing outsourced business services to small to medium sized companies. RSI seeks to accomplish this by identifying and acquiring interests in operating companies that engage in such outsource service businesses or by forming and growing such businesses internally.

     The Company's primary business is to create and manage a system of interrelated outsource business services to be offered to small to medium-size companies in the marketplace through an e-commerce based infrastructure. Over time, RSI's strategic goal is to develop and package a bundle of outsource business service products that it will market as a "one stop" solution to satisfy the outsourcing needs of small to medium-size businesses. RSI's growth strategy is to acquire businesses or significant interests in businesses in targeted business service sectors, and, where appropriate, to retain the existing management of such businesses. Specifically, RSI seeks opportunities for which there is broad demand in the marketplace, strong entrepreneurial management, a reputation for high quality services and growth potential. The Company seeks to add value by supporting management, offering strategic advice and assisting in other aspects of developing the businesses where appropriate. RSI pursues growth opportunities in each business by (i) accessing small to medium-size companies included in Reckson Associates Realty Corp. customer base and in the general marketplace nationwide, (ii) integrating each business into its centralized e-commerce based infrastructure and (iii) acquiring other businesses with complimentary outsource service products.

     Reckson Strategic Venture Partners, LLC ("Reckson Strategic") was formed on March 5, 1998 to invest in real estate and real estate-related operating companies with experienced management teams in market sectors which are in the early stages of their growth cycle or offer unique circumstances for attractive investments, as well as platforms for future growth. Through RSVP Holdings, LLC ("Holdings"), the Company is a managing member and 100% owner of the common equity of Reckson Strategic. New World Realty, LLC, an entity owned by two individuals retained by Holdings, (the "RSVP Managing Directors"), acts as a managing member of Holdings, and have a carried interest which provides for the RSVP Managing Directors to receive a share in the profits of Reckson Strategic after the Company and Paine Webber Real Estate Securities, Inc., ("Paine Webber") have received certain minimum returns and a return of capital. Paine Webber is a non-managing member and preferred equity owner who has committed $200 million in capital (the "Preferred Equity Facility") and shares in profits and losses of Reckson Strategic with the Company, subject to a maximum internal rare of return of 16% of invested capital. On April 24, 1998, Paine Webber assigned 25% of its preferred equity interest in Reckson Strategic, representing an unfunded capital commitment of $50 million to Stratum Realty Fund, LP ("Stratum"). The assignment provided Stratum with similar rights and priorities. On March 17, 1999, Paine Webber transferred all of its rights, title and interest in its initial invested capital to Stratum. This transfer included the right to distributions based upon the amount of funded capital contributions. As a result of this transfer, Stratum has funded its entire $50 million committment as of June 30,1999.

     On January 8, 1999, Interoffice Superholdings Corporation ("Interoffice") (36 executive office suite centers) and Reckson Executive Centers, Inc. ("Reckson Executive") (8 executive office suite centers) merged with Alliance National Incorporated, a holding company which owned and operated approximately 90 nationally located executive office suite centers (the "Merger"). The merged entity changed its name to VANTAS. The stockholders of Interoffice and Reckson Executive received Series C Preferred Stock of VANTAS representing approximately 40% of the equity interest in VANTAS of which approximately 23% of VANTAS was owned by the Company as of the merger. The holders of the Series C Preferred Stock have the right to appoint four of the ten members of the board of directors of VANTAS, including Chairman of the Board and specified preemptive rights and other specified rights. RSI and the other stockholders of Interoffice hold the Series C Preferred Stock received in respect of the Merger through a limited liability company of which RSI is the sole manager.

     VANTAS and RSI have also entered into an intercompany agreement pursuant to which RSI has the opportunity to be the exclusive provider of certain business services to VANTAS, provided certain third party and "most-favored nation" conditions are satisfied.

     RSI acquired certain ownership rights related to the Series C Preferred Stock of VANTAS from a stockholder of Interoffice which provided the Company with enhanced governance rights for approximately $6.5 million. In addition, the Company paid $3.5 million to another stockholder of Interoffice for an option to purchase that stockholder's effective interest in the Series C Preferred Stock for a purchase price of $6.75 million. If the option is not exercised, the stockholder has the right to sell such interests to the Company at fair value, as determined in accordance with the applicable agreement. A significant number of items presented to the Board of Directors will require the separate approval of a majority of the representatives of the Series C Preferred Stock on the Board of Directors, including significant acquisitions, sale or leasing of assets, approval of VANTAS annual operating budget, certain borrowings and capital expenditures by VANTAS, the hiring or termination of senior executives and other matters. The holders of Series C Preferred Stock also have the right to appoint half of the members of the executive and audit committees of the Board of Directors. The preferred stockholders of VANTAS (including the holders of VANTAS' Class A Preferred Stock, Class B Preferred Stock and Class C Preferred Stock) were granted super-majority voting rights with respect to certain corporate actions, including the issuance of equity securities, changes to the charter documents of VANTAS and other matters.

     Subsequent to June 30, 1999, the Company increased its ownership in VANTAS to 28.7%, on a fully diluted basis with a $23 million equity investment. With this investment, RSI increases its percentage of "as if converted" voting shares it controls to 52.4%. This investment was made as a part of a $30 million financing, a further portion of which the Company intends to purchase in the third quarter.

     In May 1998, the Company purchased a membership interest in On-Site Ventures, LLC, ("On-Site"), equal to 1% of the aggregate membership interests. In addition, RSI held a subordinated note convertible into a 58.69% equity interest in On-Site Ventures, LLC, a company that provides advanced telecommunications systems and services within commercial buildings and/or building complexes. The Company had advanced On-Site $6.5 million through December 31, 1998 to fund operations costs under the terms of the note. The loan beared interest at a rate of 12% per annum.

     On February 10, 1999, the Company, along with another member of On-Site (the "Members"), executed a senior secured promissory note with On-Site for $4.0 million. The Members initially funded $2.0 million, in which RSI funded approximately $1.3 million. On April 9, 1999, the Company made an additional advance of $677,583. Interest was compounded monthly at a variable rate subject to the terms in the loan agreement.

     On April 16, 1999, the Company contributed approximately $3.2 million to On-Site as part of a $60 million private equity financing agreement which included RSI and several third party private equity investors. The equity agreement requires the Company to fund up to $15 million of which RSI has funded approximately $5.2 million which included approximately $2 million funded by RSI under the $4 million senior secured promissory note.

     Upon receipt of required regulatory approvals, on June 30, 1999, On-Site merged into OnSite Access, Inc., a Delaware corporation. On July 1, 1999, closings were completed for approximately $20.5 million of additional equity in connection with the $60 million private equity financing (the "Financing Transaction"). The investors, including RSI, in the Financing Transaction are committed to invest the remaining $39.5 million, subject only to satisfaction of the conditions of the Financing Transaction and the corporation's call for funds. In addition, in connection with the merger, the principal and accrued interest outstanding under the $6.5 million subordinated RSI loan was converted into 5,869,000 shares of Preferred Stock issued to RSI. Upon fully funding its capital commitment, RSI will own an approximate 33% diluted interest in OnSite Access, Inc.




Results of Operations



     The Company commenced operations on July 15, 1997 and had minimal activities through June 30, 1998, therefore, the following periods are not comparable.

Three and six months ended June 30, 1998

     For the three months ended June 30, 1998, the Company reported a net loss of $416,476. Total revenues included interest income relating to loans made to certain affiliates. The Company also reported expenses primarily related to interest, payroll and office costs.

     For the six months ended June 30, 1998 the Company reported a net loss of $1,125,685. Total revenues included management fee income and interest income relating to loans made to certain affiliates. The Company also reported total expenses of $926,624 which substantially represented interest, payroll and office costs.

Summary of  Operations  by Business  Segment for the Three Months ended June 30,
     1999

Operations

     Net loss for the quarter was $9.8 million due to higher general and administrative expenses associated with the Company's elevated level of
operating   activity  and  include  certain  second  quarter  non-cash  charges
attributable  to  incentive  stock   compensation  for  key  members  of  senior
management.

Executive Suites

     For the three months ended June 30, 1999, VANTAS reported income of $550,435. RSI's share after adjustments, was income of $228,570. VANTAS reported $52.6 million in revenues primarily due to occupancy and service revenue.

Telecommunications

     For the three months ended June 30, 1999, OnSite reported losses of $4,467,784. OnSite's losses were generally attributable to interest expense and start-up costs such as staffing. The Company's share of losses attributable to its 1% equity interest was $47,903 after adjustments. In connection with the Company's convertible notes and secured financing with OnSite, RSI recognized $337,822 in interest income.

RSVP Holdings, LLC

     For the three months ended June 30, 1999, Holdings reported total revenues of $84,466, losses on equity investments of $1,895,364 and expenses of $1,510,806. RSI's share of Holdings' loss for the three months ended June 30, 1999 was $1,344,538.

     These losses are attributable to the start-up nature of the businesses in which Holdings has invested. Operating expenses consisted primarily of interest, payroll and other operating costs.

Summary of Operations by Business Segment for the Six Months ended June 30, 1999

Operations

     Net loss for the quarter was $11.8 million due to higher general and administrative expenses associated with the Company's elevated level of operating activity and include certain second quarter non-cash charges attributable to incentive stock compensation for key members of senior management.

Executive Suites

     For the six months ended June 30, 1999, VANTAS reported net income of $1,276,298. RSI's share after adjustments, was income of $488,310. VANTAS reported $99.4 million in revenues reflecting 12% growth in the second quarter over the first quarter. Merger expenses of approximately $1.4 million were incurred in connection with the merger of Reckson Executive and Interoffice.

Telecommunications

     For the six months ended June 30, 1999, OnSite reported losses of $6,345,737. On-Sites losses were generally attributable to interest expense and start-up costs such as staffing. The Company's share of losses attributable to its 1% equity interest was $69,907 after adjustments. In connection with the Company's convertible notes and secured financing with OnSite, RSI recognized $561,769 in interest income.



RSVP Holdings, LLC ("Holdings")

     For the six months ended June 30, 1999, Holdings reported total revenues of $147,582, losses on equity investments of $2,547,229 and expenses of $2,599,412. RSI's share of Holdings' loss for the six months ended June 30, 1999 was $1,953,705. These losses are attributable to the start-up nature of the businesses in which Holdings has invested. Operating expenses consisted primarily of interest, payroll and other operating costs.



Liquidity and Capital Resources

Summary of Cash Flows

     Net cash provided by and used in operating activities totaled approximately $4.2 million for the six months ended June 30, 1999, and $1.6 million for the six months ended June 30, 1998, respectively. Cash provided by operations in 1999 were attributable to collections of affiliate receivables. Cash used in operations for 1998 were primarily attributable to the start-up losses incurred by the Company and Holdings, advances to affiliates and general and administrative operating costs.

     Net cash used in investing activities totaled approximately $32.1 million for the six months ended June 30, 1999, and $14.1 million for the six months ended June 30, 1998. Cash used in investing activities related primarily to investments in and advances to Holdings, VANTAS, and On-Site.

     Net cash provided by financing activities totaled approximately $26.1 million for the six months ended June 30, 1999, and $15.6 million for the six months ended June 30, 1998. Cash provided by financing activities during 1999 is primarily attributable to draws on both the RSI Facility and the RSVP Facility.

Financing Activities

     On June 15, 1998, RSI established the RSI Facility with Reckson in the amount of $100 million for RSI's service sector operations and other general corporate purposes. On the same date, RSI established the RSVP Facility with Reckson for funding of investments of up to $100 million with or in Reckson Strategic through (i) Reckson Strategic controlled joint venture REIT-qualified Investments, or (ii) advances made to RSI. Advances under the RSVP Facility in excess of $25 million in respect of any single platform are subject to approval by Reckson's board of directors, while advances under the RSI Facility in excess of $10 million in respect of any single investment in a business service platform, as well as advances for investments in opportunities in non-commercial services, are subject to approval by Reckson's board of directors, or a committee thereof. The RSI and RSVP Facilities (the "Credit Facilities") each have a term of five years and advances thereunder are recourse obligations of RSI. Interest accrues on advances made under the Credit Facilities at a rate equal to the greater of (i)-the prime rate plus 2% and (ii)-12% per annum, with the rate on balances outstanding for more than one year increasing annually at a rate of 4% of the prior year's rate. Prior to maturity, interest is payable quarterly but only to the extent of net cash flow and on an interest-only basis and is pre-payable without penalty at the option of RSI. As long as there are outstanding advances under the Credit Facilities, RSI is prohibited from paying dividends on any shares of its capital stock. The Credit Facilities are subject to certain other covenants and will prohibit advances thereunder to the extent such advances could, in the determination of Reckson, endanger Reckson's status as a REIT. Additional indebtedness may be incurred by subsidiaries of RSI. As of June 30, 1999, approximately $46.4 million was outstanding under the RSI Facility and approximately $36.8 million was advanced under the RSVP Facility of which approximately $16.2 million represented investments by Reckson in Reckson Strategic joint ventures and approximately $20.6 million represented outstanding borrowings.

     Additionally, Reckson Strategic has obtained the Preferred Equity Facility which provides for the investment by Paine Webber of up to $200 million in Reckson Strategic in the form of preferred equity, subject to certain conditions. Amounts available under the Preferred Equity Facility have been used by Reckson Strategic to make investments consistent with its business objectives and to fund working capital. Under the terms of the Preferred Equity Facility, Reckson Strategic is subject to various covenants and events of default and related remedies. Such remedies include increased control rights of Paine Webber over the operation of Reckson Strategic under certain circumstances. Advances under the Preferred Equity Facility were partially funded by an investment fund that is jointly sponsored by financier George Soros and Paine Webber. In addition, Paine Webber and such investment fund are entitled to receive priority or preferred distributions from Reckson Strategic prior to the distributions of cash to RSI. On March 17, 1999, Paine Webber transferred all of its rights, title and interest on its initial invested capital of $50 million to Stratum. As of June 30, 1999, Paine Webber and Stratum have contributed $51.1 million.

     The Company utilizes the advances under the RSI Facility primarily to acquire interests in operating companies that provide business services. The Company may acquire additional interests in these operating companies to accommodate their respective growth plans. The Company's investments in operating companies are anticipated to produce net cash flow as a result of their operating activities over the long term, although the level and timing of net cash flow for each investment in the short-and long-term may vary based upon the stage of the respective operating company's growth cycle and the level of the Company's ownership interest. The Company targets operating companies that will produce net cash flow in the long-term. It is expected that certain of the Company's investments will be made in companies which is does not fully control. Thereby cash flow of these companies will be used for growth opportunities at such companies not for distribution to its owners. It is also expected that the Company will acquire companies where it controls such companies operations and consolidates such companies cash flows with those of the Company. Under such circumstances, net cash flow produced will be used for debt service under the RSI Facility and for the Company's operating costs. The Company expects to meet its short term liquidity requirements generally through its net cash flow produced by its operations along with advances under the RSI Facility. The Company expects that it will refinance indebtedness under the RSI Facility at maturity or retire such debt through the issuance of debt securities or equity securities, although there can be no assurance that the Company will be able to refinance or retire such indebtedness. The Company anticipates that cash on hand, net cash flows from operating activities, together with cash available from borrowings under the RSI Facility, will be adequate to meet the capital and liquidity requirements of the Company in both the short-and long-term.

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

     The Company has completed an assessment to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. Since the Company's accounting software is maintained and supported by a third party, the total year 2000 project cost was minimal.

     The year 2000 project has been completed to date on its operating systems. Additionally, the Company has received assurances from its significant service providers that all their systems are currently year 2000 compliant or will be made compliant prior to any impact on those systems. However, the Company cannot guarantee that all significant service providers will comply with their assurances and therefore, the Company may not be able to determine year 2000 compliance of those significant service providers. At that time, the Company will determine the extent to which the Company will be able to replace non-compliant significant service providers. The Company believes that with modifications to existing software and conversions to new software, the year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not complete timely costs associated with the year 2000 issue could be significant and have a material impact on the operations on the Company.

     The Company has expended approximately $66,000 in connection with year 2000 issues.

     In a "worst case scenario" of the failure of the third party to deliver to, on a timely basis, the necessary upgrades to the accounting software, the Company would be required to process transactions, such as the issuance of disbursements, manually until an alternative system was implemented.

     If the Company is not successful in implementing its year 2000 compliance plan, the Company may suffer a material adverse impact on their results of operations and financial condition. Because of the importance of addressing the year 2000 issue, the Company expects to develop contingency plans if it determines that the compliance plans will not be implemented.


Inflation

     The Credit Facilities bear interest at the greater of the prime rate plus 2% or 12% (on balances outstanding more than one year increasing 4% per year, as described above). The rate of interest on the Credit Facilities will be influenced by changes in the prime rate and is sensitive to inflation and other economic factors. A significant increase in interest rates may have a negative impact on the earnings of the Company due to the variable interest rates under the Credit Facilities.

     The Company believes that inflationary increases will be offset by higher revenues.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     The primary market risk facing the Company is interest rate risk on its Credit Facilities. The Company does not hedge interest rate risk using financial instruments. The Credit Facilities bear interest at the greater of the prime rate plus 2% or 12% (with balances outstanding more than one year increasing 4% per year, as described above). The rate of interest on the Credit Facilities will be influenced by changes in the prime rate and is sensitive to inflation and other economic factors. A significant increase in interest rates may have a negative impact on the earnings of the Company due to the variable interest rates under the Credit Facilities.

     The following table sets forth the Company's Credit Facilities obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value ("FMV") at June 30, 1999.

                          1999         2000        2001        2002         2003       Thereafter       Total            FMV

 Variable rate          $   -----  $    -----    $ -----    $ -----  $67,006,239    $    -----   $67,006,239     $67,006,239


Average interest rate     -----       -----        -----      -----          12%          -----          12%            -----




Part II - Other Information

Item 1.  Legal Proceedings - None
Item 2.  Changes in Securities and Use of Proceeds- None
Item 3.  Defaults Upon Senior Securities - None
Item 4.  Submission of Matters to a Vote of Securities Holders

     On June 24, 1999, the Company held its annual meeting of stockholders. The matters on which the stockholders voted, in person or by proxy, were (1) the election of two nominees as Class I Directors to serve until the 2002 annual meeting of stockholders, or until their respective successors are duly elected and qualified, (2) to ratify the selection of the independent auditors of the Company and (3) to approve the Company's 1999 Stock Option Plan. The two nominees were elected, the auditors were ratified and the 1999 Stock Option Plan was approved. The results of the voting are set forth below:

      Election of Directors                   Votes Cast For
      Scott Rechler                             21,587,563
      Paul F. Amoruso                           21,587,515

                     Ratification of Auditors

      Votes Cast For                        Votes Cast Against
      21,297,755                                   12,505

                Approval of 1999 Stock Option Plan

      Votes Cast For                        Votes Cast Against
      13,825,593                                 2,691,530

Item 5.  Other information - None
Item 6.  Exhibits and Reports on Form 8-K

Form 8-K           dated        April 16, 1999
Relating to the Company's  additional  investment with On-Site  Ventures,LLC


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


Date:  August 13, 1999