Form 10-Q
period 1999-09-30
RECKSON SERVICES INDUSTRIES INC
filed 1999-11-12
CIK 1052743

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                        Commission file number: 001-14183



                        RECKSON SERVICE INCUSTRIES, INC.
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

                           Yes  X   No

The company has only one class of common stock, issued at $.01 par value per share with 27,388,431 shares outstanding as of November 5, 1999.

                        RECKSON SERVICE INDUSTRIES, INC.
                                QUARTERLY REPORT
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
                                TABLE OF CONTENTS



INDEX

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Consolidated  Balance  Sheets of Reckson  Service
          Industries,   Inc.  as  of  September   30,  1999
          (unaudited) and December 31, 1998

          Consolidated  Statement of  Operations of Reckson
          Service  Industries,  Inc. for the three and nine
          months   ended   September   30,  1999  and  1998
          (unaudited)

          Consolidated  Statement  of Cash Flows of Reckson
          Service Industries, Inc. for the nine months ended September 30, 1999 and 1998 (unaudited)

          Notes  to the  Financial  Statements  of  Reckson
          Service Industries, Inc. (unaudited)

Item 2.   Management's Discussion and Analysis of Financial
          Condition     and    Results    of     Operations

Item3.    Quantitative  and Qualitative  Disclosures  about
          Market Risk


PART II   OTHER INFORMATION

Item 1.   Legal Proceedings
Item 2.   Changes in Securities
Item 3.   Defaults Upon Senior Securities
Item 4.   Submission  of  Matters  to a Vote of  Securities
          Holders
Item 5.   Other Information

SIGNATURES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                             Reckson Service Industries, Inc.
                                Consolidated Balance Sheets
                                                            September 30,    December 31,
                                                                 1999            1998
                                                            --------------  --------------
                                                              (Unaudited)      (Note 2)
Assets:
Cash and cash equivalents                                   $     359,699   $   2,025,527
Ownership interests in and advances to Partner
    Companies (Note 3)                                         90,342,393      30,276,815
Ownership interest in RSVP Holdings, LLC (Note 4)              37,792,350      15,560,896
Affiliate receivables (Notes 4 and 6)                           1,968,982       9,396,070
Deferred compensation (Note 5)                                  4,357,635            ----
Equipment (net)                                                   223,782          99,928
Other assets                                                    1,344,407       1,483,427
                                                            --------------  --------------
Total Assets                                                $ 136,389,248   $  58,842,663
                                                            ==============  ==============
Liabilities and Shareholders' Equity:
Accounts payable and accrued expenses                       $   9,375,705   $   1,893,657
Credit facilities with related parties (Note 6)               116,625,383      40,981,500
Note payable to Stockholder (Note 3)                            5,596,572            ----
                                                            --------------  --------------
Total Liabilities                                             131,597,660      42,875,157
                                                            --------------  --------------
Commitments and Contingencies

Shareholders' Equity: (Notes 1 and 5)
Preferred stock, $.01 par value, 25,000,000 shares
    authorized, none issued  and outstanding                         ----            ----
Common stock, $.01 par value, 100,000,000 shares
    authorized, 25,656,834 and 24,685,514 shares
    issued and outstanding, at September 30, 1999
    and December 31,1998, respectively                            256,568         246,855
Additional paid in capital                                     36,471,496      24,126,341
Accumulated deficit                                           (31,936,476)     (8,405,690)
                                                            --------------  --------------
       Total Shareholders' Equity                               4,791,588      15,967,506
                                                            --------------  --------------
Total Liabilities and Shareholders' Equity                  $ 136,389,248   $  58,842,663
                                                            ==============  ==============

See accompanying notes to financial statements.

                                               Reckson Service Industries, Inc.
                                             Consolidated Statements of Operations
                                                          (Unaudited)
                                                            Three Months Ended September 30,   Nine Months Ended September 30,
                                                            --------------------------------  --------------------------------
                                                                  1999             1998             1999             1998
                                                            ---------------  ---------------  ---------------  ---------------
Revenues:

Interest income                                             $      464,273   $      411,802   $    1,651,893   $      552,734
Management fee income (Note 6)                                      83,333          125,000          250,000          291,666
                                                            ---------------  ---------------  ---------------  ---------------
Total Revenues                                                     547,606          536,802        1,901,893          844,400
                                                            ---------------  ---------------  ---------------  ---------------
Losses on ownership interests                                   (4,976,680)        (777,125)      (6,511,982)      (1,283,784)
                                                            ---------------  ---------------  ---------------  ---------------
Expenses:
General and administrative expenses                              1,998,388          543,654        4,939,022        1,029,352
Amortization of deferred charges (Note 5)                        2,305,813             ----        7,599,626              ---
Terminated transaction and related costs                              ----             ----          413,908              ---
Interest expense (Note 6)                                        3,006,775          460,024        5,968,141          900,950
                                                            ---------------  ---------------  ---------------  ---------------
Total Expenses                                                   7,310,976        1,003,678       18,920,697        1,930,302
                                                            ---------------  ---------------  ---------------  ---------------
Net Loss                                                    $  (11,740,050)  $   (1,244,001)  $  (23,530,786)  $   (2,369,686)
                                                            ===============  ===============  ===============  ===============
Basic and diluted net loss per weighted average
    common share                                            $        (0.47)  $        (0.05)  $        (0.95)  $        (0.21)
                                                            ===============  ===============  ===============  ===============
Basic and diluted weighted average common
    share outstanding                                           25,163,301       24,685,514       24,855,657       11,097,619
                                                            ===============  ===============  ===============  ===============

See accompanying notes to financial statements.

                             Reckson Service Industries, Inc.
                           Consolidated Statements of Cash Flows
                                        (Unaudited)
                                                             Nine months     Nine months
                                                                ended           ended
                                                             September 30,   September 30,
                                                                 1999            1998
                                                            --------------  --------------

Cash  Flows from Operating Activities:
Net Loss
Adjustments to reconcile net loss to net cash               $ (23,530,786)  $  (2,369,686)
provided by (used in) operating activities:
     Amortization and depreciation                                 35,684          28,592
     Losses on ownership interests in partner companies         6,511,982       1,283,784
     Non-cash compensation                                      8,846,423             ---
Changes in operating assets and liabilities:
     Other assets                                                 139,020        (498,341)
     Equipment                                                   (159,538)        (47,409)
     Organization and pre-acquisition costs                          ----         (90,355)
     Accounts payable and accrued expenses                      3,124,413          76,194
     Affiliate receivables                                      7,427,088      (4,971,553)
                                                            --------------  --------------
Net cash provided by (used in) operating activities             2,394,286      (6,588,774)
                                                            --------------  --------------
Cash Flows From Investing Activities:
Acquisition of ownership interests and advances
    to Partner Companies:
     OnSite Access, Inc., and predecessor entity              (11,083,829)     (4,431,793)
     eSourceOne, Inc.                                          (5,000,000)            ---
     Opus360 Corporation                                       (1,000,000)            ---
     RSVP Holdings, LLC                                       (25,541,334)    (12,607,315)
     VANTAS and predecessor entities                          (36,979,779)     (1,100,009)
     Other                                                           ----        (278,985)
                                                            --------------  --------------
Net cash used in investing activities                         (79,604,942)    (18,418,102)
                                                            --------------  --------------
Cash Flows From Financing Activities:
    Issuance of Common Stock                                      181,445      20,377,465
    Costs of capital                                             (280,500)            ---
Net proceeds from credit facilities with related parties       75,643,883       6,594,318
                                                            --------------  --------------
Net cash provided by financing activities                      75,544,828      26,971,783
                                                            --------------  --------------
Cash and Cash Equivalents:
    Net decrease                                               (1,665,828)      1,964,907
    Beginning of period                                         2,025,527         129,704
                                                            --------------  --------------
    End of period                                           $     359,699   $   2,094,611
                                                            ==============  ==============
Supplemental Disclosure of Cash Flow Information:
    Cash paid during the period for interest                $   2,498,107   $     815,604
                                                            ==============  ==============

                          RECKSON SERVICE INDUSTRIES, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 SEPTEMBER 30, 1999
                                     (UNAUDITED)


1.   DESCRIPTION OF THE COMPANY

     Reckson Service Industries, Inc. ("RSI" or the "Company"), was formed on July 15, 1997. RSI is a publicly-traded operating company that identifies, acquires interests in, and develops a network of business-to-business ("B2B") e-commerce and e-services companies (the "Partner Companies") that service small and medium sized enterprises, independent professionals and the mobile workforce of larger companies.

     The Company acquires significant, long-term stakes in targeted Partner Companies, which it incorporates into a collaborative network of e-commerce and e-services companies, seeking to accelerate their growth and increasing their likelihood of success. RSI has developed an extensive e- Cooperative platform that allows its Partner Companies to benefit from its operational and management resources and experience, the Company's extensive customer base, as well as gain significant synergies from other existing and future Partner Companies. The e-Cooperative consists of the:

     enterprise Development Group ("eDG") and Advisory Board - eDG offers strategic guidance, organizational design, human resources, recruiting and technology assistance to its Partner Companies. The Advisory Board of independent industry professionals will supplement RSI's eDG by providing management guidance to Partner Companies and sourcing new business opportunities

     Collaborative  network of Partner  Companies - Enables Partner Companies to
     share   collective   knowledge   and   benefit   from   cross-selling   and
     cross-marketing opportunities

     The Company's strategy is to continue to expand its network of Partner Companies and its e- Cooperative platform by pursuing additional acquisitions that complement and enhance the overall network. RSI seeks to add significant value to its Partner Companies with the goal of creating industry leaders that have the potential to become public companies, act as industry consolidators or merge with the proper strategic partners. RSI targets early stage companies that can benefit from RSI's entire franchise and therefore have the potential to create significant value for RSI.

     RSI seeks to focus its future acquisitions in the Internet sector by targeting three types of B2B e-commerce and e-services companies:

     e-commerce and infrastructure (i.e. companies that primarily deliver or enable the delivery of goods and services over the Internet)

     Click and Mortar (i.e. companies that combine a physical infrastructure with an Internet enabled model to enhance the delivery of their services)

     Internet-based outsourcing (i.e. companies that utilize the Internet to enable the outsourcing of non-core business functions)


     Although the Company refers to the companies in which it has acquired an equity ownership interest as its "Partner Companies" and that it has a "partnership " with these companies, it does not act as an agent or legal representative for any of these companies, it does not have the power or authority to legally bind any of its Partner Companies and it does not have the types of liabilities in relation to its Partner Companies that a general partner of a partnership would have.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The accompanying consolidated financial statements present the financial position of the Company at September 30, 1999, and December 31, 1998 and the results of its operations for the three and nine months ended September 30, 1999 and 1998 and its cash flows for the nine months ended September 30, 1999 and 1998. The Company accounts for its investments of less than controlling interests under the equity method of accounting. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1999, is not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

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

Accounting for Ownership Interests in Partner Companies

     The interests that RSI acquires in its Partner Companies are accounted for under one of three methods: consolidation, equity method and cost method. The applicable accounting method is generally determined based on the Company's voting interest in a Partner Company.

     Consolidation. Partner Companies in which the Company directly or indirectly owns more than 50% of the outstanding voting securities are generally accounted for under the consolidation method of accounting. Under this method, a Partner Company's results of operations are reflected within the Company's Consolidated Statements of Operations. All significant intercompany accounts and transactions have been eliminated.

     Equity Method. Partner Companies whose results are not consolidated, but over whom the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to a Partner Company depends on an evaluation of several factors including, among others, representation on the Partner Company's Board of Directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the Partner Company, including voting rights associated with the Company's holdings in common, preferred and any other convertible instruments in the Partner Company. Under the equity method of accounting, a Partner Company's accounts are not reflected within the Company's Consolidated Statements of Operations; however, RSI's share of the earnings or losses of the Partner Company is reflected in the caption "Loss on ownership interests in Partner Companies" in the Consolidated Statements of Operations.

     The amount by which the Company's carrying value exceeds its share of the underlying net assets of Partner Companies accounted for under the consolidation or equity method of accounting is amortized on a straight-line basis which adjusts the Company's share of the Partner Company's earnings or losses.

     Cost Method. Partner Companies not accounted for under the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, the Company's share of the earnings or losses of such companies is not included in the Consolidated Statements of Operations. The Company also recognizes income from dividends on distributed earnings of its Partner Companies. However, cost method impairment charges are recognized in the Consolidated Statement of Operations with the new cost basis not written-up if circumstances suggest that the value of the Partner Company has subsequently recovered.

     The Company records its ownership interest in debt securities of Partner Companies accounted for under the cost method at cost as it has the ability and intent to hold these securities until maturity. The Company records its ownership interests in equity securities of Partner Companies accounted for under the cost method at cost, unless these securities have readily determinable fair values based on quoted market prices, in which case these interests would be classified as available-for-sale securities or some other classification in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". In addition to the Company's investments in voting and non-voting equity and debt securities, it also periodically makes advances to its Partner Companies in the form of promissory notes which are accounted for in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan".

     The Company continually evaluates the carrying value of its ownership interests in and advances to each of its Partner Companies for possible impairment based on achievement of business plan objectives and milestones, the value of each ownership interest in the Partner Company relative to carrying value, the financial condition and prospects of the Partner Company, and other relevant factors. The business plan objectives and milestones the Company considers include, among others, those related to financial performance such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature such as the launching of a web site or the hiring of key employees. The fair value of the Company's ownership interests in and advances to privately held Partner Companies is generally determined based on the value at which independent third parties have invested or have committed to invest in the Partner Companies.

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

Income Taxes

     At inception, the Company adopted SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which prescribes an asset and liability method of accounting for income taxes. Under SFAS No. 109, deferred tax assets are recognized for temporary difference that will result in deductible amounts in future years and for carry forward. A valuation allowance is recognized if it is more likely than not that some portion or the deferred asset will not be realized. At September 30, 1999 and December 31, 1998, any deferred tax assets have been reserved for 100% due to the uncertainty as to whether these assets will have benefit in future periods.

Derivative Instruments and Hedging Activities

     In June 1999, the FASB issued Statement No.137, amending Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which extended the required date of adoption in the years beginning after June 15, 2000. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt the new Statement effective January 1, 2001. The Company does not anticipate that the adoption of this Statement will have any effect on its results of operations or financial position.

Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year presentation.

3.   OWNERSHIP INTERESTS IN PARTNER COMPANIES

     Partner Companies at September 30, 1999 and December 31, 1998 included:

                                             Voting Ownership on Diluted Basis
                                              --------------------------------
                                  Partner
                                  Company     September 30,      December 31,
                                   Since           1999               1998
                               -------------- -------------      -------------
CommerceInc Corporation            1999                33 % *        N/A
eSourceOne, Inc.                   1999                45 %          N/A
Giftcertificates.com               1999       less than 1 % *        N/A
OnSite Access, Inc.                1997                29 %           1%
OnSite Commerce and Content,LLC    1998               100 %          59%
Opus360 Corporation                1999       less than 1 %          N/A
VANTAS Incorporated                1998                29 %          21%

* Ownership interest acquired in November 1999.


     The Company's ownership interests in and advances to Partner Companies are summarized as follows:

                                              September 30, 1999  December 31, 1998
                                               ------------------ -----------------
VANTAS and predecessor entities                $     69,781,904         23,175,485
OnSite Access, Inc. and predecessor entity           15,379,701          7,101,330
eSourceOne, Inc.                                      4,180,788               ----
Opus360 Corporation                                   1,000,000               ----
                                               -----------------  -----------------
Total ownership interests                      $     90,342,393         30,276,815
                                               =================  =================

     The following are the Company's summarized earnings/(losses) on ownership interests:

                                                            Three Months Ended September 30,  Nine Months Ended September 30,
                                                            --------------------------------  --------------------------------
                                                                 1999             1998             1999             1998
                                                            ---------------  ---------------  ---------------  ---------------
VANTAS and predecessor entities                             $      (65,742)  $        9,250   $      422,568   $        6,739
OnSite Access, Inc. and predecessor entity                      (2,735,551)         (15,411)      (2,805,458)         (20,144)
eSourceOne, Inc.                                                  (819,212)            ----         (819,212)            ----
Other investments                                                     ----             ----             ----          119,059
                                                            ---------------  ---------------  ---------------  ---------------
Net income (loss) on ownership interests                    $   (3,620,505)  $       (6,161)  $   (3,202,102)  $      105,654
                                                            ===============  ===============  ===============  ===============

     The Company's significant ownership interests in Partner Companies are summarized as follows:

Executive Office Suites and Virtual Office Services (VANTAS and Predecessor Entities)

     On January 8, 1999, Interoffice Superholdings Corporation ("Interoffice") (36 executive office suite centers) and Reckson Executive Centers, Inc. ("Reckson Executive") (8 executive office suite centers) merged with Alliance National Incorporated, a holding company which owned and operated approximately 90 nationally located executive office suite centers (the "Merger"). To effectuate the merger, the Company contributed approximately $21.4 million of assets. The merged entity changed its name to VANTAS Incorporated ("VANTAS"). The stockholders of Interoffice and Reckson Executive received Series C Preferred Stock of VANTAS representing approximately 40% of the equity interest in VANTAS of which approximately 23% of VANTAS was owned by the Company as of the merger. The holders of the Series C Preferred Stock have the right to appoint four of the ten members of the board of directors of VANTAS, including Chairman of the Board and specified preemptive rights and other specified rights. RSI and the other stockholders of Interoffice hold the Series C Preferred Stock received in respect of the Merger through a limited liability company of which RSI is the sole manager.

     RSI acquired certain ownership rights related to the Series C Preferred Stock of VANTAS from a stockholder of Interoffice which provided the Company with enhanced governance rights for approximately $6.5 million. In addition, the Company paid $3.5 million to another stockholder of Interoffice for an option to purchase that stockholder's effective interest in the Series C Preferred Stock for a purchase price of $6.75 million. If the option is not exercised, the stockholder has the right to sell such interests to the Company at fair value, as determined in accordance with the applicable agreement. A significant number of items presented to the Board of Directors require the separate approval of a majority of the representatives of the Series C Preferred Stock on the Board of Directors, including significant acquisitions, sale or leasing of assets, approval of VANTAS' annual operating budget, certain borrowings and capital expenditures by VANTAS, the hiring or termination of senior executives and other matters. The holders of Series C Preferred Stock also have the right to appoint half of the members of the executive and audit committees of the Board of Directors. The preferred stockholders of VANTAS (including the holders of VANTAS' Class A Preferred Stock, Class B Preferred Stock and Class C Preferred Stock) were granted super-majority voting rights with respect to certain corporate actions, including the issuance of equity securities, changes to the harter documents of VANTAS and other matters.

     During the third quarter, the Company increased its ownership in VANTAS to approximately 29%, on a fully diluted basis with a $23 million equity ownership interest. This ownership interest was made as a part of a $30 million VANTAS financing.

     The Company has entered into stock purchase agreements to increase its ownership to between approximately 67% and 87% on a fully diluted basis, depending upon whether certain shareholders exercise their contractual tag along rights to sell their shares. The Company's terms to acquire these additional shares are to pay 70% of the purchase price in cash and the remaining 30% will be comprised of the Company's issuance of its stock at $19 per share. As a result, the Company has expended approximately $14.2 million, consisting of 260,000 shares of issued stock, $5 million in deposits, and a short term note payable for approximately $5.6 million. The closing for additional transactions is estimated to be between November 1999 and February 2000. RSI's additional ownership interest will range from approximately $82 million of cash and 2.0 million shares of RSI common stock to $123 million of cash and 3.0 million shares of RSI common stock, depending on the level of participation of the tag along shareholders and other potential selling shareholders.

     As of September 30, 1999, the excess of RSI's equity in VANTAS over its ownership interest ("Investment Basis Adjustment") was approximately $9.8 million. The Investment Basis Adjustment is being amortized as income over the life of the ownership interest estimated at 30 years.

     VANTAS and RSI have also entered into an intercompany agreement pursuant to which RSI has the opportunity to be the exclusive provider of certain business services to VANTAS, provided certain third party and "most-favored nation" conditions are satisfied.

     Summarized financial information of VANTAS and the Company's ownership interest in and advances to and share of income from VANTAS is as follows:

Balance Sheet
                                                          September 30, 1999
                                                            ----------------
Assets:
     Current assets                                         $    53,766,888
     Property & Equipment, net of accumulated
         depreciation                                            62,912,816
     Intangibles, net of accumulated amortization               187,813,495
     Other Assets                                                16,764,851
                                                            ----------------
Total Assets                                                $   321,258,050
                                                            ================
Liabilities and Stockholders' Equity
     Current liabilities                                    $    33,019,026
     Long-term liabilities                                      161,716,606
                                                            ----------------
Total Liabilities                                               194,735,632
                                                            ----------------
Stockholders' Equity
     Non RSI Common and Preferred Stock                          60,138,471
     Preferred Stock Accretion                                    6,345,464
                                                            ----------------

     RSI net ownership interest in VANTAS                        69,781,904
     Less:  RSI purchase option                                  (3,500,000)
     RSI advance to Shareholder                                  (5,000,000)
     RSI payments to ISC Shareholder, net                       (11,113,042)
     Add:  Investment Basis Adjustment                            9,869,621
                                                            ----------------
     Net RSI basis in VANTAS Preferred Stock                     60,038,483
                                                            ----------------
Total Stockholders' Equity                                      126,522,418
                                                            ----------------
Total Liabilities and Stockholders' Equity                  $   321,258,050
                                                            ================

Statements of Operations
                                                                        For the period
                                                    For the three       January 8,
                                                    months ended        1999 to
                                                    September 30,       September 30,
                                                    1999                1999
                                                   ------------------  ------------------
Revenues
Rental income                                      $      33,702,534   $      91,339,391
Services income                                           24,151,543          65,441,289
Other income                                                 197,439             633,904
                                                   ------------------  ------------------
Total Revenues                                            58,051,516         157,414,584
                                                   ------------------  ------------------
Expenses
Rent                                                      22,644,701          60,119,132
Services                                                   8,430,709          22,824,340
General and administrative                                19,400,787          52,404,552
Depreciation and amortization                              4,068,277          10,321,950
Interest expense                                           2,887,939           7,133,228
Other expense                                              1,083,126           3,799,107
                                                   ------------------  ------------------
Total Expenses                                            58,515,539         156,602,309
                                                   ------------------  ------------------
Net income (loss) as reported by VANTAS                     (464,023)            812,275
Less:  Non-RSI share                                        (313,925)           (642,775)
                                                   ------------------  ------------------
RSI's share of net income (loss)                            (150,098)            169,500
Add:  Investment Basis Adjustment                             84,356             253,068
                                                   ------------------  ------------------
Net income (loss) from VANTAS                      $         (65,742)  $         422,568
                                                   ==================  ==================

e-Services (OnSite Access, Inc. and Predecessor Entity)

     In 1998, the Company had owned a 1% interest in On-Site Ventures, LLC, ("On-Site"), a company that provides advanced telecommunications systems and services within commercial buildings and/or building complexes. The Company had also advanced On-Site $6.5 million through December 31, 1998 to fund operating costs under the terms of a 12% subordinated convertible note.

     On April 16, 1999, the Company contributed approximately $5.25 million to On-Site as part of a $60.0 million private equity financing agreement (the "Financing Transaction") which included RSI and several third party private equity investors. The equity agreement requires the Company to fund up to $15 million of which RSI has funded approximately $10.5 million. On July 1, 1999, On-Site merged into OnSite Access, Inc., ("OnSite Access"), a Delaware corporation whereby, closings were completed for approximately $20.5 million of additional equity in connection with the Financing Transaction. The investors, including RSI, in the Financing Transaction are committed to invest the remaining $39.5 million, subject only to satisfaction of the conditions of the Financing Transaction and the corporation's call for funds. In addition, in connection with the merger, the principal and accrued interest outstanding under the $6.5 million subordinated RSI loan was converted into 5,869,000 shares of Preferred Stock issued to RSI. Upon fully funding its capital commitment, RSI will own an approximate 34% fully diluted interest in OnSite Access.

     On October 15, 1999, the Company increased its ownership in OnSite Access by 7% to 36% on a fully diluted basis by issuing 1,731,597 of common stock at $19.50 per share to another Onsite Access shareholder.

e-Commerce (eSourceOne, Inc.)

     On August 11, 1999, RSI acquired a 45% interest on a fully diluted basis in eSourceOne, Inc., ("eSourceOne") for a purchase price of $15 million which includes a $10 million note. eSourceOne is a recently formed Internet-based employee benefits and human administration outsourcing company targeting small and medium-size businesses.

     RSI acquired Series A Preferred Stock of eSourceOne which is convertible into shares of common stock of eSourceOne. The preferred stock will convert automatically in the event eSourceOne completes an initial public offering within certain parameters. RSI is also committed to invest an additional $7.5 million in connection with a future equity funding. RSI also entered into a Stockholders' Agreement and a Registration Rights Agreement in respect of certain governance, voting and stockholder rights, including rights with respect to board representation, rights of first offer with respect to their eSourceOne stock, pre-emptive rights, registration rights and other matters.

     In September, 1999, the Company invested $1 million for a minority interest in Opus360 Corporation, a leading provider of an Internet-based e-commerce platform for managing the supply chain of knowledge workers.

     In November 1999, the Company invested approximately $15 million for an interest of 33% in Commercelnc Corporation, an Internet-based publisher of detailed "Supplier Cards" on more than 11 million small and medium sized U.S. businesses that enable customers and suppliers to make informed decisions about prospective e-commerce business partners.

     In   November    1999,    the   Company    invested    $0.2    million   in
Giftcertificates.com, a web site that offers corporate customers the ability to purchase gift certificates from numerous top branded merchants.

4.   OWNERSHIP INTEREST IN RSVP Holdings, LLC

     Reckson Strategic Venture Partners, LLC ("Reckson Strategic") was formed on March 5, 1998 to invest in real estate and real estate-related operating companies with experienced management teams in market sectors which are in the early stages of their growth cycle or offer unique circumstances for attractive investments, as well as platforms for future growth. Through RSVP Holdings, LLC ("Holdings"), the Company is a managing member and 100% owner of the common equity of Reckson Strategic. New World Realty, LLC, an entity owned by two individuals retained by Holdings, (the "RSVP Managing Directors"), acts as a managing member of Holdings, and have a carried interest which provides for the RSVP Managing Directors to receive a share in the profits of Reckson Strategic after the Company and Paine Webber Real Estate Securities, Inc., ("Paine Webber") have received certain minimum returns and a return of capital. Paine Webber is a non-managing member and preferred equity owner who has committed $200 million in capital (the "Preferred Equity Facility") and shares in profits and losses of Reckson Strategic with the Company, subject to a maximum internal rate of return of 16% of invested capital. On April 24, 1998, Paine Webber assigned 25% of its preferred equity interest in Reckson Strategic, representing an unfunded capital commitment of $50 million to Stratum Realty Fund, LP ("Stratum"). The assignment provided Stratum with similar rights and priorities. On March 17, 1999, Paine Webber transferred all of its rights, title and interest in its initial invested capital to Stratum. This transfer included the right to distributions based upon the amount of funded capital contributions. As a result of this transfer, Stratum has funded its entire $50 million commitment as of June 30, 1999.

     Summarized financial information of RSVP Holdings, LLC and the Company's ownership interest in, advances to and share of loss is as follows:

Balance Sheets
                                                               September 30,        December 31,
                                                                   1999                1998
                                                            ------------------  ------------------
Investment in Dominion Venture Group, LLC                   $      43,191,404   $      29,288,973
Other equity investments                                           31,320,529           5,970,983
Deferred compensation                                               4,055,489           4,938,539
Other assets                                                       10,637,528           4,552,917
                                                            ------------------  ------------------
     Total Assets                                           $      89,204,950   $      44,751,412
                                                            ==================  ==================
Liabilities and Members' Equity:

Due to affiliates                                           $       1,591,459   $       1,591,459
Other liabilities                                                   1,709,722           1,397,412
                                                            ------------------  ------------------
      Total Liabilities                                             3,301,181           2,988,871
                                                            ------------------  ------------------
Minority Interest                                                  54,376,598          31,201,645
Preferred capital offering costs                                   (6,265,179)         (5,000,000)

RSI's ownership interest in and advances to Holdings               37,792,350          15,560,896
                                                            ------------------  ------------------
     Total Liabilities and Members' Equity                  $      89,204,950   $      44,751,412
                                                            ==================  ==================

     In connection with the Preferred Equity Facility, Reckson Strategic has paid commitment fees of approximately $6.3 million.

Statement of Operations
                                                                                                              For the period
                                                            For the three    For the three    For the nine     from February
                                                            months ended     months ended     months ended     26, 1998 to
                                                            September 30,    September 30,    September 30,    September 30,
                                                            1999             1998             1999             1998
                                                           ---------------  ---------------  ---------------  ---------------
Revenues:
Other income                                               $          ---   $          ---   $          ---   $      254,746
Interest income                                                   143,199           71,469          290,781          124,016
                                                           ---------------  ---------------  ---------------  ---------------
Total Revenues                                                    143,199           71,469          290,781          378,762
                                                           ---------------  ---------------  ---------------  ---------------
Equity in earnings/(loss) on equity investments

Dominion Venture Group, LLC                                       785,576             ----          869,951             ----
Other equity investments                                       (2,268,419)        (967,048)      (4,900,023)      (1,084,196)
                                                           ---------------  ---------------  ---------------  ---------------
       Net loss on equity investments                          (1,482,843)        (967,048)      (4,030,072)      (1,084,196)
                                                           ---------------  ---------------  ---------------  ---------------
Expenses:
Operating expenses                                                177,781          181,390          547,220          581,586
General and administrative expenses                               997,151          973,120        2,896,600        2,265,769
Interest expense                                                  378,089           44,647          683,810          323,171
Depreciation and amortization                                      24,859           31,637           49,662          105,838
                                                           ---------------  ---------------  ---------------  ---------------
     Total Expenses                                             1,577,880        1,230,794        4,177,292        3,276,364
                                                           ---------------  ---------------  ---------------  ---------------
Minority Interest share of loss                                (1,561,349)      (1,355,409)      (4,606,703)      (2,592,360)
                                                           ---------------  ---------------  ---------------  ---------------
RSI's share of net loss of RSVP Holdings, LLC              $   (1,356,175)  $     (770,964)  $   (3,309,880)  $   (1,389,438)
                                                           ---------------  ---------------  ---------------  ---------------

Dominion Venture Group

     On August 27, 1998, the Company formed a joint venture between Reckson Strategic and Dominion, an Oklahoma-based, privately owned group of companies that focuses on the development, acquisition and ownership of government occupied office buildings and correctional facilities. The new venture, Dominion Venture Group, LLC (the "Dominion Venture"), is owned by RSVP-Dominion LLC, a subsidiary of Reckson Strategic and by Burgess Services, LLC, an entity owned and controlled by Calvin Burgess, President and Chief Executive Officer of Dominion. The Dominion Venture engages primarily in acquiring, developing and/or owning government occupied office buildings and privately operated correctional facilities and related activities. Under the operating agreement, Reckson Strategic is to invest up to $100 million, some of which may be invested by Reckson Operating Partnership, LP ("Reckson") for capital requirements approved by Reckson Strategic. Reckson Strategic funded its total capital contribution of approximately $8.5 million through draws under its $200 million Preferred Equity Facility and a $100 million Reckson Strategic Facility with Reckson. Reckson has contributed approximately $17.6 million in connection with the Dominion Venture.

Other

     On April 26, 1999, Reckson Strategic acquired interests in joint ventures in two lodging and golf resorts. Reckson Strategic invested approximately $5.7 million for interests in both properties. The objective of these investments is to participate in the economic revitalization of Sullivan County, New York which includes the Catskill Mountains area.

     As of September 30, 1999, Reckson Strategic's investment in the assisted living industry, which has a carrying value of approximately $.9 million, is currently being held for sale.

5. SHAREHOLDERS' EQUITY

     In June 1999, the shareholders approved the 1999 Stock Option Plan for the purpose of attracting and retaining executive officers, directors and other key employees. Pursuant to the plan, 1,750,000 of the Company's authorized common shares have been reserved for issuance, of which 550,000 shares were issued in August, 1999. At September 30, 1999, the Company has recognized deferred compensation of approximately $4.4 million, net of amortization.

     As a part of the Company's ongoing investment in organizational infrastructure and the retention of high quality senior management, certain incentive stock and stock option awards were granted on March 24, 1999 when the closing stock price was $4.625. These incentive compensation awards were subject to stockholder approval of the 1999 Stock Option Plan which occurred on June 24, 1999, when the closing stock price was $14.9375. Pursuant to financial accounting guidelines the date for measuring compensation costs would be June 24, 1999. These awards vest over various periods ranging from six months to three years and include tax loans which will be forgiven one year thereafter. During the nine month period ended September 30, 1999, results include $7.6 million or $.31 per basic and diluted share, associated with these awards, the majority, of which is non-cash in nature.

6.  TRANSACTIONS WITH RELATED PARTIES

     On June 15, 1998, the Company established a RSI Facility with Reckson in the amount of $100 million ("RSI Facility") for their service sector operations and other general corporate purposes. Reckson has advanced the Company approximately $83.6 million at September 30, 1999. These advances bear interest at 12% per annum. Additionally, RSI established a $100 million RSVP Facility with Reckson for funding the Reckson Strategic investments. The amount available under RSVP Facility is reduced by any amount invested by Reckson in joint ventures with Reckson Strategic. As of September 30, 1999, Reckson has advanced RSI approximately $32.9 million under the RSVP Facility and has invested approximately $21.7 million in joint ventures with Reckson Strategic. The total outstanding at September 30, 1999, owed by RSI under both credit facilities was approximately $116.5 million. Interest accrued on these facilities at September 30, 1999 was approximately $4.2 million. Currently, the Company has three short term letters of credit totaling $14.6 million, which have been utilized as consideration for future RSI investment acquisitions. These letters of credit decrease the availability on the RSI Facility.

     The Board of Directors of both RSI and Reckson have approved amendments to the credit facilities which are necessary in order for RSI to proceed with certain proposed acquisition financing. As consideration for such approvals, RSI will pay a fee to Reckson in the form of approximately 176,000 shares of RSI common stock.

     The Company is entitled to a cumulative annual management fee of $2 million with respect to Reckson Strategic, of which $1.5 million is subordinate to Paine Webber receiving an annual minimum rate of return of 16% and a return of its capital. The unsubordinated amount for the three and nine months ended September 30, 1999 was $125,000 and $375,000, respectively.

     The Company reimburses Reckson with respect to general and administrative expenses (including payroll expenses) incurred by Reckson for the benefit of the Company. For the three and nine months ended September 30, 1999, the Company reimbursed Reckson $85,609 and $386,499, respectively, for such activities.

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

     The following table sets forth the Company's segments and their revenues and expenses and other related disclosures as required by SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", ("SFAS 131"), for the three months ended September 30, 1999 and 1998.

September 30, 1999
                                                 Executive
                                                 Office
                                                 Suites
                                                 and
                                                 Virtual
                                                 Office                                              RSVP
                                                 Services          e-Services       e-Commerce       Holdings           Total
                                               ---------------  ---------------  ---------------  ---------------  ---------------
Ownership interest                             $   69,781,904   $   15,379,701   $    5,180,788   $   37,792,350   $  128,134,743
                                               ---------------  ---------------  ---------------  ---------------  ---------------
Revenues and losses on ownership interests         58,051,516          972,022           97,697      (1,339,644)
                                               ---------------  ---------------  ---------------  ---------------
Expenses                                           58,515,539        7,041,159          916,909        1,577,880
                                               ---------------  ---------------  ---------------  ---------------
Net Income (loss)                                   (464,023)      (6,069,137)         (819,212)     (2,917,524)
                                               ---------------  ---------------  ---------------  ---------------
RSI/equity in income (loss)                    $      (65,742)  $   (2,735,551)  $     (819,212)  $   (1,356,175)  $   (4,976,680)
                                               ---------------  ---------------  ---------------  ---------------  ---------------

September 30, 1998
                                                 Executive
                                                 Office
                                                 Suites
                                                 and
                                                 Virtual
                                                 Office                             RSVP
                                                 Services         e-Services        Holdings           Total
                                               --------------  ----------------  ---------------  ---------------
Revenues and losses on ownership interests     $    1,575,801   $      260,766   $     (895,579)
                                               ---------------  ---------------  ---------------
Expenses                                            1,482,372        1,801,819        1,230,794
                                               ---------------  ---------------  ---------------
Net income (loss)                                      93,429       (1,541,053)      (2,126,373)
                                               ---------------  ---------------  ---------------
RSI/equity in income (loss)                    $        9,250   $      (15,411)  $     (770,964)  $     (777,125)
                                               ---------------  ---------------  ---------------  ---------------

     The following table sets forth the Company's segments and their revenues and expenses and other related disclosures as required by SFAS 131 for the nine months ended September 30, 1999 and 1998.

September 30, 1999
                                                 Executive
                                                 Office
                                                 Suites
                                                 and
                                                 Virtual
                                                 Office                                              RSVP
                                                 Services         e-Services       e-Commerce        Holdings           Total
                                               ---------------  ---------------  ---------------  ---------------  ---------------
Revenues and losses on ownership interests     $  157,414,584   $    2,255,014   $       97,697   $   (3,739,291)
                                               ---------------  ---------------  ---------------  ---------------
Expenses                                          156,602,309       14,669,888          916,909        4,177,292
                                               ---------------  ---------------  ---------------  ---------------
Net Income (loss)                                     812,275      (12,414,874)        (819,212)      (7,916,583)
                                               ---------------  ---------------  ---------------  ---------------
RSI/equity in income (loss)                    $      422,568   $   (2,805,458)  $     (819,212)  $   (3,309,880)  $   (6,511,982)
                                               ---------------  ---------------  ---------------  ---------------  ---------------

September 30, 1998
                                                 Executive
                                                 Office
                                                 Suites
                                                 and
                                                 Virtual
                                                 Office                                               RSVP
                                                 Services          e-Services      e-Commerce         Holdings         Total
                                               ---------------  ---------------  ---------------  ---------------  ---------------
Revenues and losses on ownership interests     $    3,054,227   $      332,841   $    4,057,583   $     (705,434)
                                               ---------------  ---------------  ---------------  ---------------
Expenses                                            2,986,160        2,347,230        3,529,668        3,276,364
                                               ---------------  ---------------  ---------------  ---------------
Net income (loss)                                      68,067       (2,014,389)         527,915       (3,981,798)
                                               ---------------  ---------------  ---------------  ---------------
RSI/equity in income (loss)                    $        6,739   $      (20,144)  $      119,059   $   (1,389,438)  $   (1,283,784)
                                               ---------------  ---------------  ---------------  ---------------  ---------------

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

OVERVIEW AND BACKGROUND

     RSI was formed on July 15, 1997 and is a publicly-traded operating company that identifies, acquires interests in, and develops a network of business-to-business ("B2B") e-commerce and e-services companies (the "Partner Companies") that service small and medium sized enterprises, independent professionals and the mobile workforce of larger companies.

     The Company acquires significant, long-term stakes in targeted Partner Companies, which it incorporates into a collaborative network of companies, seeking to accelerate their growth and increasing their likelihood of success. RSI has developed an extensive e-Cooperative platform that allows its Partner Companies to benefit from its operational and management resources and experience, as well as gain significant synergies from other existing and future Partner Companies. The e-Cooperative consists of the:

     enterprise Development Group ("eDG") and Advisory Board - eDG offers strategic guidance, organizational design, human resources, recruiting and technology assistance to its Partner Companies. The Advisory Board of independent industry professionals will supplement RSI's eDG by providing management guidance to Partner Companies and sourcing new business opportunities

     Collaborative  network of Partner  Companies - Enables Partner Companies to
     share   collective   knowledge   and   benefit   from   cross-selling   and
     cross-marketing opportunities

     The Company's strategy is to continue to expand its network of Partner Companies and its e-Cooperative platform by pursuing additional acquisitions that complement and enhance the overall network. RSI seeks to add significant value to its Partner Companies with the goal of creating industry leaders that have the potential to become public companies, act as industry consolidators or merge with the proper strategic partners. RSI targets early stage companies that can benefit from RSI's entire franchise and therefore have the potential to create significant value for RSI.

     RSI seeks to focus its future acquisitions in the Internet sector by targeting three types of B2B e-commerce and e-services companies:

     e-commerce and infrastructure (i.e. companies that primarily deliver or enable the delivery of goods and services over the Internet)

     Click and Mortar (i.e. companies that combine a physical infrastructure with an Internet enabled model to enhance the delivery of their services)

     Internet-based outsourcing (i.e. companies that utilize the Internet to enable the outsourcing of non-core business functions)

     Because RSI acquires significant interests in B2B e-commerce companies, many of which generate net losses, RSI has experienced, and expect to continue to experience, significant volatility in the quarterly results. Management does not know if the Company will report net income in any period, and expects to report net losses in many quarters for the foreseeable future. While most Partner Companies have consistently reported losses, the Company may experience significant volatility from period to period due to one-time transactions and other events incidental to the ownership interests in and advances to Partner Companies. On a continuous basis, but no less frequently than at the end of each quarterly reporting period, management evaluates the carrying value of the ownership interests in and advances to each of the Partner Companies for possible impairment based on achievement of business plan objectives and milestones, the fair value of each ownership interest and advance in the partner company relative to carrying value, the financial condition and prospects of the partner company, and other relevant factors. The business plan objectives and milestones that are taken into consideration include, among others, those related to financial performance such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature such as the launching of a web site or the hiring of key employees. The fair value of the ownership interests in and advances to privately held Partner Companies is generally determined based on the value at which independent third parties have invested or have committed to invest in Partner Companies.

     The presentation and content of the Company's financial statements is largely a function of the presentation and content of the financial statements of the Partner Companies. To the extent Partner Companies change the presentation or content of their financial statements, as may be required upon review by the Securities and Exchange Commission or changes in accounting literature, the presentation and content of the Company's financial statements may also change.

Effect of Various Accounting Methods on Results of Operations

     The various interests that RSI acquires in Partner Companies are accounted for under one of three methods: consolidation, equity method and cost method. The applicable accounting method is generally determined based on the Company's voting interest in a Partner Company.

     Consolidation. Partner Companies in which the Company directly or indirectly own more than 50% of the outstanding voting securities are generally accounted for under the consolidation method of accounting. Under this method, a Partner Company's results of operations are reflected within the Company's Consolidated Statements of Operations. As a result of certain commitments the Company has made to acquire the ownership held by certain VANTAS Incorporated ("VANTAS") shareholders (See Note 3 to the Consolidated Financial Statements), management expects to consolidate VANTAS commencing with the fourth quarter of 1999. Participation of other Partner Company shareholders in the earnings or losses of a consolidated Partner Company will be reflected in a caption "Minority interest" in the Consolidated Statements of Operations. Minority interest adjusts the consolidated net results of operations to reflect only RSI's share of the earnings or losses of the consolidated Partner Company.

     The effect of a Partner Company's net results of operations on RSI's net results of operations is generally the same under either the consolidation method of accounting and the equity method of accounting, because under each of these methods only RSI's share of the earnings or losses of a Partner Company is reflected in the net results of operations in the Consolidated Statements of Operations.

     Equity Method. Partner Companies whose results are not consolidated, but over whom the Company exercises significant influence, are generally accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to a Partner Company depends on an evaluation of several factors including, among others, representation on the Partner Company's board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the Partner Company, including voting rights associated with the Company's holdings in common, preferred and other convertible instruments in the Partner Company. Under the equity method of accounting, a Partner Company's accounts are not reflected within the Company's Consolidated Statements of Operations; however, RSI's share of the earnings or losses of the Partner Company is reflected in the caption "Loss on ownership interests in Partner Companies" in the Consolidated Statements of Operations.

     Partner Companies accounted for under the equity method of accounting at September 30, 1999 and December 31, 1998 included:

                                               Voting Ownership on Diluted Basis
                                                --------------------------------
                                     Partner
                                     Company    September 30,     December 31,
                                     Since          1999              1998
                                   ------------ -------------     --------------
Commercelnc Corporation (*)            1999               33 %         N/A
eSourceOne, Inc.                       1999               45 %         N/A
OnSite Access, Inc.                    1997               29 %          1%
OnSite Commerce and Content LLC        1998              100 %         59%
VANTAS Incorporated                    1998               29 %         21%

*In November 1999, the Company acquired an interest of 33% in Commercelnc Corporation, an Internet-based publisher of detailed "Supplier Cards" on more than11 million small and medium sized U.S. businesses that enable customers and suppliers to make informed decisions about prospective e-commerce business partners.

     RSI has representation on the board of directors of all of the above Partner Companies, and as of September 30, 1999, generally owned voting convertible preferred stock in all of them. With the exception of VANTAS, the equity method Partner Companies are in a very early stage of development and have not generated significant revenues. In addition, with the exception of VANTAS, the equity method Partner Companies incurred substantial losses since their inception and are expected to continue to incur substantial losses in 1999.

     Cost  Method.   Partner  Companies  not  accounted  for  under  either  the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, the Company's share of the earnings or losses of these companies is not included in the Consolidated Statements of Operations. The Companies first Partner Company to be accounted for under the cost method resulted from an interest of less than 1% of the voting ownership of Opus360 Corporation ("Opus360"), being acquired during the third quarter of 1999. This Partner Company is in a very early stage of development, has not generated significant revenues, has incurred substantial losses in 1999, and is expected to continue to incur substantial losses for the remainder of 1999. Opus360 has not paid dividends during RSI's period of ownership and is generally not expected to pay dividends in the foreseeable future.

     In   November    1999,    the   Company    invested    $0.2    million   in
Giftcertificates.com, a web site that offers corporate customers the ability to purchase gift certificates from numerous top branded merchants.

RESULTS OF OPERATIONS

     The Company commenced operations on July 15, 1997 and had minimal activities through September 30, 1998; therefore, the following periods are not comparable.

Summary of Operations by Business Segment for the Three Months ended September 30, 1999

Operations

     Net loss for the three months ended September 30, 1999 was approximately $11.7 million due to higher general and administrative expenses associated with the Company's elevated level of operating activity and include certain third quarter non-cash charges attributable to incentive stock compensation for key members of senior management.

Executive Office Suites and Virtual Office Services (VANTAS and Predecessor Entities)

     For the three months ended September 30, 1999, VANTAS reported losses of approximately $0.5 million. RSI's share after adjustments was a loss of approximately $0.1 million. VANTAS reported $58.1 million in revenues primarily due to occupancy and service revenue.

e-Services (OnSite Access, Inc. and Predecessor Entity)

     For the three months ended September 30, 1999, OnSite Access, Inc. ("OnSite Access") reported losses of approximately $6.0 million. OnSite Access' losses were generally attributable to interest expense and start-up costs such as staffing. The Company's share of these losses was approximately $2.7 million, after adjustments.

e-Commerce (eSourceOne, Inc.)

     With development stage operations commencing during the third quarter, eSourceOne Inc. ("eSource One") reported losses of approximately $0.8 million primarily due to start up costs of the business. RSI recognized a loss of approximately $0.8 million on its equity interest, after adjustments.

RSVP Holdings, LLC ("Holdings")

     For the three months ended September 30, 1999, Holdings had losses of approximately $2.9 million. These losses are attributable to the start-up nature of the businesses in which Holdings has invested. Operating expenses consisted primarily of interest, payroll and other operating costs. RSI's share of Holdings loss for the three months ended September 30, 1999, was approximately $1.4 million.

Summary of Operations by Business Segment for the Nine Months ended September 30, 1999

Operations

     Net loss for the nine months ended September 30, 1999, was approximately $23.5 million, including general and administrative expenses associated with the Company's elevated level of operating activity and non-cash charges attributable to incentive stock compensation for key members of senior management.

Executive Office Suites and Virtual Office Services (VANTAS and Predecessor entities)

     For the nine months ended September 30, 1999, VANTAS reported net income of approximately $0.8 million. RSI's share after adjustments was income of $0.4 million. VANTAS reported $157.4 million in revenues primarily due to occupancy and service revenues. Merger expenses of approximately $1.6 million were incurred in connection with various acquisitions consummated during the period.

e-Services (OnSite Access, Inc. and Predecessor Entity)

     For the nine months ended September 30, 1999, OnSite Access reported losses of approximately $12.4 million. OnSite Access' losses were generally attributable to interest expense and start-up costs. The Company's share of losses was approximately $2.8 million after adjustments.

e-Commerce (eSourceOne, Inc.)

     With development stage operations commencing during the third quarter, eSourceOne reported losses of approximately $0.8 million during the nine months ended September 30, 1999, primarily due to start up costs related to the business. RSI recognized a loss of approximately $0.8 million on its equity interest, after adjustments.

RSVP Holdings, LLC

     For the nine months ended September 30, 1999, Holdings had losses of approximately $7.9 million. These losses are attributable to the start-up nature of the businesses in which Holdings has invested. Operating expenses consisted primarily of interest, payroll and other operating costs. RSI's share of Holdings loss for the nine months ended September 30, 1999, was approximately $3.3 million.

Summary of Operations for the three and nine months ended September 30, 1998

     For the three months ended September 30, 1998, the Company reported a net loss of approximately $1.2 million. Total revenues included interest income relating to loans made to certain affiliates. The Company also reported expenses primarily related to interest, payroll and office costs.

     For the nine months ended September 30, 1998 the Company reported a net loss of approximately $2.4 million. Total revenues included management fee income and interest income relating to loans made to certain affiliates. The Company also reported total expenses of approximately $1.9 million, which substantially represented interest, payroll and office costs.

LIQUIDITY AND CAPITAL RESOURCES

Summary of Cash Flows

     Net cash totaling approximately $2.4 million was provided by operating activities for the nine months ended September 30, 1999, and $6.6 million was used for operating activities for the nine months ended September 30, 1998. Cash provided by operations in 1999 were primarily attributable to collections of affiliate receivables. Cash used in operations in 1998 was primarily attributable to the start-up losses incurred by the Company and Holdings, advances to affiliates and general and administrative operating costs.

     Net cash used in investing activities totaled approximately $79.6 million for the nine months ended September 30, 1999, and $18.4 million for the nine months ended September 30, 1998. Cash used in investing activities related primarily to acquisitions of ownership interests in and advances to Holdings, VANTAS, OnSite Access and eSourceOne.

     Net cash provided by financing activities totaled approximately $75.5 million for the nine months ended September 30, 1999, and $27.0 million for the nine months ended September 30, 1998. Cash provided by financing activities during 1999 is primarily attributable to draws on both the RSI Facility and the RSVP Facility.

Financing Activities

     On June 15, 1998, RSI established the RSI Facility with Reckson in the amount of $100 million for RSI's service sector operations and other general corporate purposes. On the same date, RSI established the RSVP Facility with Reckson for funding of investments of up to $100 million with or in Reckson Strategic through (i) Reckson Strategic controlled joint venture Real Estate Investment Trust ("REIT")-qualified Investments, or (ii) advances made to RSI. Advances under the RSVP Facility in excess of $25 million in respect of any single platform are subject to approval by Reckson's board of directors, while advances under the RSI Facility in excess of $10 million in respect of any single investment in a business service platform, as well as advances for investments in opportunities in non-commercial services, are subject to approval by Reckson's board of directors, or a committee thereof. The RSI and RSVP Facilities (the "Credit Facilities") each have a term of five years and advances thereunder are recourse obligations of RSI. Interest accrues on advances made under the Credit Facilities at a rate equal to the greater of (i) the prime rate plus 2% or (ii) 12% per annum, with the rate on balances outstanding for more than one year increasing annually at a rate of 4% of the prior year's rate. Prior to maturity, interest is payable quarterly but only to the extent of net cash flow and on an interest-only basis and is pre-payable without penalty at the option of RSI. As long as there are outstanding advances under the Credit Facilities, RSI is prohibited from paying dividends on any shares of its capital stock. The Credit Facilities are subject to certain other covenants and will prohibit advances thereunder to the extent such advances could, in the determination of Reckson, endanger Reckson's status as a REIT. Additional indebtedness may be incurred by subsidiaries of RSI. As of September 30, 1999, approximately $83.6 million was outstanding under the RSI Facility and approximately $54.6 million was advanced under the RSVP Facility of which approximately $21.7 million represented investments by Reckson in Reckson Strategic joint ventures and approximately $32.9 million represented outstanding borrowings.

     Additionally, as of September 30, 1999, the Company has three short-term letters of credit totaling $14.6 million, which have been utilized as deposits for future acquisitions of ownership interests in Partner Companies. These letters of credit decrease the availability on the RSI Facility.

     Additionally, Reckson Strategic has obtained the Preferred Equity Facility, which provides for the investment by Paine Webber of up to $200 million in Reckson Strategic in the form of preferred equity, subject to certain conditions. Amounts available under the Preferred Equity Facility have been used by Reckson Strategic to make investments consistent with its business objectives and to fund working capital. Under the terms of the Preferred Equity Facility, Reckson Strategic is subject to various covenants and events of default and related remedies. Such remedies include increased control rights of Paine Webber over the operation of Reckson Strategic under certain circumstances. Advances under the Preferred Equity Facility were partially funded by an investment fund that is jointly sponsored by financier George Soros and Paine Webber. In addition, Paine Webber and such investment fund are entitled to receive priority or preferred distributions from Reckson Strategic prior to the distributions of cash to RSI. On March 17, 1999, Paine Webber transferred all of its rights, title and interest on its initial invested capital of $50.0 million to Stratum. As of September 30, 1999, Paine Webber and Stratum have contributed approximately $67.2 million.

     The Company utilizes the advances under the RSI Facility primarily to acquire ownership interests in operating companies that provide business services. The Company may acquire additional interests in these operating companies to accommodate their respective growth plans. The Company's acquisitions of ownership interests in operating companies are anticipated to produce net cash flow as a result of their operating activities over the long term, although the level and timing of net cash flow for each investment in the short-and long-term may vary based upon the stage of the respective operating company's growth cycle and the level of the Company's ownership interest. The Company targets operating companies that will produce net cash flow in the long-term. It is expected that certain of the Company's investments will be made in companies which it does not fully control. Thereby cash flow of these companies will be used for growth opportunities at such companies and not for distribution to its owners. The Company expects that it will refinance indebtedness under the RSI Facility at maturity or retire such debt through the issuance of debt securities or equity securities, although there can be no assurance that the Company will be able to refinance or retire such indebtedness.

     In order to finance the acquisition of the additional ownership interest in VANTAS, the terms of the RSI Facility are currently being renegotiated, a $75.0 million facility is being negotiated with an affiliate of Holdings, and a facility for up to an additional $60.0 million is being negotiated with a significant investment banking institution. These cash resources in conjunction with between 2.0 and 3.0 million RSI shares, will be adequate to finance this VANTAS transaction and provide resources for the acquisition of ownership interests in other existing or new Partner Companies. Prior to the Company entering into any new debt facilities,the RSI Facility with Reckson will need to be modified, this modification has been approved by the Board of directors of both RSI and Reckson. Additionally, the Company is currently exploring options for the sale of equity securities either in a private placement or a public offering, and thus enabling significant new acquisitions of interests in Partner Companies, as well as funding working capital needs.

     The Company anticipates that cash on hand, net cash flows from operating activities, together with cash available from borrowings under the RSI Facility and other facilities that are being negotiated, will be adequate to meet the capital and liquidity requirements of the Company in both the short-and long-term.

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

     The Company has completed an assessment to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. Since the Company's accounting software is maintained and supported by a third party, the total year 2000 project cost was minimal. The Company has expended approximately $0.1 million in connection with year 2000 issues.

     The year 2000 project has been completed to date on its operating systems. Additionally, the Company has received assurances from its significant service providers that all their systems are currently year 2000 compliant or will be made compliant prior to any impact on those systems. However, the Company cannot guarantee that all significant service providers will comply with their assurances and therefore, the Company may not be able to determine year 2000 compliance of those significant service providers. At that time, the Company will determine the extent to which the Company will be able to replace non-compliant significant service providers. The Company believes that with modifications to existing software and conversions to new software, the year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not complete timely, costs associated with the year 2000 issue could be significant and have a material impact on the operations of RSI.

     In a "worst case scenario" of the failure of the third party to deliver to, on a timely basis, the necessary upgrades to the accounting software, the Company would be required to process transactions, such as the issuance of disbursements, manually until an alternative system was implemented.

     If the Company is not successful in implementing its year 2000 compliance plan, the Company may suffer a material adverse impact on their results of operations and financial condition. Because of the importance of addressing the year 2000 issue, the Company has developed contingency plans if it determines that the compliance plans will not be implemented.

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

     The  Company  believes  that  higher  revenues  will  offset   inflationary
increases.


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

     The following table sets forth the Company's Credit Facilities obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value ("FMV") at September 30, 1999.

                      1999     2000     2001     2002        2003        Thereafter     Total             FMV
                    -------  -------  -------  -------  --------------  -----------  --------------  --------------
  Variable rate     $  ---   $  ---   $  ---   $  ---   $ 116,625,383   $      ---   $ 116,625,383   $ 116,625,383
  Average interest
    rate               ---      ---      ---      ---             12%          ---             12%


PART II - OTHER INFORMATION

Item 1. Legal Proceedings - None

Item 2. Changes in Securities and Use of Proceeds

        On September 29, 1999 and October 15, 1999, the Company issued an aggregate of 1,991,597 shares of its common stock as partial consideration for the purchase of an entity which indirectly owns shares of VANTAS Incorporated, and membership interests in OnSite Commerce and Content LLC and OnSite Access, Inc., from certain affiliates of Jon L. Halpern. The transaction increased the Company's ownership interest in each of these companies and was previously reported by the Company in Current Reports on Form 8-K. The offering was made pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933 and involved only accredited investors.

Item 3. Defaults Upon Senior Securities - None
Item 4. Submission of Matters to a Vote of Securities Holders - None
Item 5. Other information - None
Item 6. Exhibits and Reports on Form 8-K

        Form 8-K dated July 16, 1999. Relating to the Company's ownership interest in OnSite Access, Inc.


        Form 8-K dated August 13, 1999 Relating to the Company's ownership interest in VANTAS


        Form 8-K dated September 1, 1999 Relating to the Company's ownership interest in eSourceOne, Inc.


        Form 8-K/A dated September 20, 1999 Relating to the Company's ownership interest in VANTAS



SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            RECKSON SERVICE INDUSTRIES, INC.
                            Registrant

November 10, 1999             /s/  Scott H. Rechler
Date                        Scott H. Rechler, President and
                            Chief Executive Officer
                            (Principal Executive Officer)

November 10, 1999             /s/  Michael Maturo
Date                        Michael Maturo, Executive Vice President
                            and Chief Financial Officer
                            (Principal Financial and Accounting
                             Officer)