Form 10-K
period 1999-12-31
RECKSON SERVICES INDUSTRIES INC
filed 2000-03-29
CIK 1052743

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-K

:[X] Annual  Report  Pursuant  to Section 13 or 15(d) of the Securities Exchange
     Act of 1934 for the fiscal year ended December 31, 1999

                                      OR

[  ] Transition  Report  Pursuant  to  Section  13  or  15(d)  of the Securities
        Exchange Act of 1934 for the transition period from     to
                        Commission File Number 0-30162

                            ---------------------
                            FRONTLINE CAPITAL GROUP
            (Exact name of registrant as specified in its charter)




                     DELAWARE                                  11-3383642
             (State or other jurisdiction of                (I.R.S. Employer
              incorporation or organization)               Identification No.)

               1350 AVENUE OF THE AMERICAS                       10019
                     NEW YORK, NY
       (Address of principal executive offices)                (Zip Code)


      Registrant's telephone number, including area code: (212) 931-8000

                            ---------------------
          Securities registered pursuant to Section 12(b) of the Act:





         TITLE OF EACH CLASS            NAME OF EACH EXCHANGE ON WHICH REGISTERED
------------------------------------   ------------------------------------------
      Common Stock, $.01 par value                       NASDAQ


       Securities registered pursuant to Section 12(g) of the Act: None

                            ---------------------
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate  by  check  mark  if  disclosure  of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ ]

     The aggregate market value of the shares of common stock held by non-affiliates was approximately $1.0 billion based on the closing price on the NASDAQ for such shares on March 20, 2000.

     The number of the Registrant's shares of common stock outstanding was 32,025,230 as of March 20, 2000.


                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for the Annual Shareholder's Meeting to be held in June 2000 are incorporated by reference into Part III.
================================================================================

                               TABLE OF CONTENTS





 ITEM                                                                                     FORM 10-K
  NO.                                                                                    REPORT PAGE
------                                                                                   ------------
                                                  PART I
1.       Business ....................................................................       I-1
2.       Properties ..................................................................       I-11
3.       Legal Proceedings ...........................................................       I-11
4.       Submission of Matters to a Vote of Security Holders .........................       I-11

                                                 PART II
5.       Market for Registrant's Common Equity and Related Stockholder Matters .......       II-1
6.       Selected Financial Data .....................................................       II-2
7.       Management's Discussion and Analysis of Financial Condition and Results of
         Operations ..................................................................       II-3
7a.      Quantitative and Qualitative Disclosures about Market Risk ..................      II-10
8.       Financial Statements and Supplementary Data .................................      II-11
9.       Changes in and Disagreements with Accountants on Accounting and Financial
         Disclosure ..................................................................      II-11

                                                 PART III
10.      Directors and Executive Officers of the Registrant ..........................      III-1
11.      Executive Compensation ......................................................      III-1
12.      Security Ownership of Certain Beneficial Owners and Management ..............      III-1
13.      Certain Relationships and Related Transactions ..............................      III-1

                                                 PART IV
14.      Financial Statements and Schedules, Exhibits and Reports on Form 8-K ........       IV-1

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

     FrontLine Capital Group, formerly Reckson Service Industries, Inc., ("FrontLine" or the "Company"), was formed on July 15, 1997. FrontLine is a publicly traded operating company that acquires interests in and develops a network of business-to-business ("B2B") e-commerce and e-services Internet companies (the "Partner Companies") focused on serving small and medium-sized enterprises ("SMEs"), including independent professionals, entrepreneurs, and the mobile workforces of larger companies.

     SMEs account for approximately 51% of the U.S. gross domestic product. Internet-based solutions can provide SME owners with the ability to operate their businesses more efficiently and affordably, allowing them to realistically compete with larger corporations. As of March 24, 2000, the Company has invested approximately $316.8 million in 13 Partner Companies, including the organic development of one Partner Company.

     The Company acquires significant, long-term ownership stakes in targeted Partner Companies and integrates them into a collaborative network of companies, seeking to accelerate their growth and increase their likelihood of long-term success. FrontLine has developed an extensive e-Cooperative platform that allows its Partner Companies to gain access to the growing customer base of its existing and future Partner Companies and to benefit from its operational and management resources. The e-Cooperative consists of the following elements:

     o  enterprise  Development  Group or eDG -- eDG offers strategic  planning,
        project   management   and   functional   expertise   in  the  areas  of
        organizational design, recruiting, finance and technology strategy.

     o Advisory Board -- a group of recognized business and academic leaders provides strategic insight, expertise, relationships and access to new opportunities and potential alliances for the Company and its Partner Companies.

     o Network of Partner Companies -- facilitates learning and collaboration among all Partner Companies and provides access to the customer base, resources and relationships of the entire network. It also facilitates business partnerships among Partner Companies, including cross-selling and cross-marketing opportunities.

     o Click and Mortar -- Global workplace solutions provider which offers the Partner Companies the ability to access the virtual and physical global infrastructure as well as a distribution network to a customer base of SMEs.

     FrontLine endeavors to understand the needs of SMEs and build a network of companies that deliver a suite of Internet applications, services and infrastructure to help SMEs streamline operations, outsource key business processes and focus on their core competencies.

INDUSTRY OVERVIEW

     The growth in the B2B e-commerce and e-services sector is attributable to several favorable trends, including the growth of the Internet due to the increased access to broadband connectivity, the proliferation of effective Internet-based applications and outsourced solutions and the growth of small and medium-sized enterprises, or SMEs.

GROWTH OF THE INTERNET

     Forrester Research estimates that the B2B e-commerce market will grow from $43 billion in 1998 to more than $1.3 trillion by 2003 and that the B2B e-services market will grow from $2.8 billion in 1998 to approximately $220 billion in 2003. Further, Forrester Research estimates that by 2003 B2B e-commerce will account for approximately 93% of all Internet commerce. Although still in early phases, a number of factors are converging that are contributing to the rapid acceleration of B2B e-commerce and e-services.

     The first factor is increasing Internet access, particularly access to broadband connectivity. According to Forrester Research, over 2.5 million U.S. businesses, or 35% of all enterprises, have access to the Internet today. In addition, the proliferation of broadband solutions is enabling functionality and service levels previously unavailable, particularly to SMEs. According to Forrester Research, the percentage of enterprises with broadband access will grow from 7% in 1998 to 30% in 2003. FrontLine believes that as network reliability and performance improve, businesses will increasingly rely and depend upon Internet-based solutions.

     The second factor is the adoption of standardized platforms, applications and protocols that allows for a more cost-effective deployment of applications and services to a wide and diverse group of users. Historically, B2B e-commerce has occurred through electronic data interchange over proprietary networks, which are costly and available only to a limited number of participants. Today, a number of standardized component applications have been developed which dramatically reduce the cost and time of building e-commerce systems.

     The third and most compelling reason for the rapid acceleration of B2B e-commerce solutions is the return on investment ("ROI") for adopters. Businesses use the Internet as a means to enhance the operating performance of their businesses. With the increase in global competition and the increasing speed of business adaptation, companies are becoming increasingly reliant on the Internet to obtain a competitive advantage.


GROWTH OF SMES

     SMEs represent approximately 51% of the U.S. gross domestic product. Internet-based solutions can provide SME owners with the ability to operate their businesses more efficiently and affordably, allowing them to effectively compete with larger corporations.

     Today, the Internet enables SMEs to communicate with their suppliers and customers as well as to purchase and sell products/services in geographically diverse markets. It also allows them to reduce transaction costs, improve service and react more quickly to changing market conditions. According to International Data Corporation, Internet penetration will steadily increase among SMEs through the year 2002. Nearly 70% of SMEs will have Internet access in 2002. Today, over 31% of SMEs in the United States use the Internet to conduct commerce. International Data Corporation also estimates that SMEs will generate 30% of worldwide Internet commerce revenue by 2003, an increase from 17% in 1997.

     As SMEs have become more competitive, many larger companies have responded to this threat by moving their workforces closer to their customers, suppliers and markets. As a result, the workforce of these larger companies has become more mobile. According to Dataquest, there will be an estimated 36 million mobile workers by 2003. When operating in a mobile environment, these workers need access to the resources typically available at the corporate office. Internet-based and outsourced solutions are likely to provide many of these services.


INVESTMENT CRITERIA AND APPROACH

     The Company has developed an investment strategy targeted at acquiring interests in B2B companies that serve the SME market, including independent professionals, entrepreneurs and the mobile workforces of larger companies. FrontLine's investment philosophy focuses on actively researching emerging industry sectors, seeking opportunities in the customer base of its Partner Companies, and examining market segments that are complimentary to the existing partner network. FrontLine seeks to take significant long-term ownership interests in its Partner Companies. In order to take an active role in the affairs of a new Partner Company, FrontLine generally requires board of director and board committee representation. In this manner, the Company can better integrate the new Partner Company into its e-Cooperative network.

   FrontLine primarily targets three types of B2B e-commerce and e-services companies:

   o Internet-based outsourcing: companies that utilize the Internet to enable the outsourcing of non-core business functions;

   o e-Commerce and infrastructure: companies that deliver or enable the delivery of goods and services over the Internet; and

   o   Virtual   brick  and   mortar:   companies   that   combine  a   physical
       infrastructure with an Internet-enabled model to enhance the delivery of their services.

     The Company applies a disciplined analysis when it evaluates whether to acquire an interest in an e-commerce or e-services company. In this review process, the following factors are considered:


Industry Related Criteria:

   o Market Size and Growth. FrontLine seeks to invest in markets that can sustain significant growth rates for at least five years or large markets that have the potential for consolidation or evolution.

   o Inefficiency. FrontLine considers whether the industry is information intensive and suffers from inefficiencies in information distribution that may be alleviated by improving the delivery mechanism through e-commerce and e-services.

   o Barriers and Margins. FrontLine considers the ability to maintain margins within an industry by recognizing barriers to entry created by physical assets, customer relationships and switching costs, and the relative value proposition of new models.

   o   Competition.  FrontLine  evaluates  the  amount  of  competition  that  a
       potential   Partner  Company  faces  from   e-commerce,   e-services  and
       traditional businesses.


Company Related Criteria:

   o Industry Leader Potential. FrontLine considers the ability of a company to become a leader in its market based on the business model, management team and competitive landscape.

   o Compelling value/service proposition. FrontLine evaluates the ability of a new or evolving business model to have a significant impact on its industry by offering a compelling value proposition to the user or increasing the level of service provided. The new model must present a clearly demonstrable ROI to the user.

   o   Customer  Targets.  FrontLine is focused on companies  that service SMEs,
       the  mobile   workforce,   as  well  as   professional   individuals  and
       organizations.


FrontLine Related Criteria:

   o Significant Ownership. The Company considers whether it will be able to acquire a significant ownership interest in the potential Partner Company, influence the strategic direction of the company, and actively develop a long-term partnership with the company.

   o e-Cooperative Value Added. The Company considers the extent to which it can add value to the Partner Company through the eDG, Advisory Board, e-Cooperative network and customer base.

   o Network Synergy Gained. The Company considers the degree to which a potential Partner Company will add value to its Partner Company network. This is based on the ability of the Partner Company to offer product and service synergies and to expand the customer base.

     Based on the Company's strategy of acquiring significant ownership interests in and adding value to its Partner Companies, it generally targets early stage B2B e-commerce companies. These early stage companies benefit from FrontLine's operating and strategic support and provide it with the opportunity to share significantly from the potential value creation FrontLine provides. The Company also considers investments in later stage companies if they provide significant network synergies.

OPERATING STRATEGY

     FrontLine's operating strategy is focused on securing small to medium sized companies, including professionals, entrepreneurs and mobile workforces of large corporations, through its network of B2B e-commerce and e-services Internet companies. FrontLine seeks to accelerate growth opportunities and increase the likelihood of success of its Partner Companies by utilizing the resources of the e-Cooperative. These collective resources enable Partner Companies to reduce their time to market without sacrificing the development of infrastructure that is required for long-term success.

     The e-Cooperative consists of the eDG and Advisory Board as well as the collaborative network of Partner Companies. Through eDG, which currently consists of 12 experienced professionals, FrontLine offers Partner Companies access to substantial management resources in areas such as strategic planning, project management and functional expertise in the areas of organizational design, sales and marketing, human resources and organizational design, recruiting, finance and technology. To augment internal resources, FrontLine has developed, and will continue to enhance, an Advisory Board with expertise in such areas as strategic management, marketing and technology. Currently, the Advisory Board is comprised of seven members and active discussions are continuing with others. The Advisory Board offers management guidance to Partner Companies and provides the Company with new business and acquisition opportunities.

     In addition to assisting individual Partner Companies, FrontLine facilitates collaboration among its Partner Companies to foster strategic relationships, cross selling, and knowledge sharing across the entire network. As a Partner Company is added to the network, the Partner Company has the ability to accelerate its growth by accessing the collective customer base. This customer base is especially valuable because its members have similar needs and the propensity to use Internet-based solutions.

     In addition to assisting Partner Companies, the Company may use the resources of the eDG and the Advisory Board to organically develop new Partner Companies. If FrontLine is unable to identify a potential Partner Company that satisfies its acquisition criteria in industry sectors that FrontLine views as attractive, the Company may seek to organically develop a Partner Company. In order to internally develop a Partner Company, FrontLine will formulate a business plan, act as interim management, identify a dedicated management team, and actively support the development of the Partner Company through the resources of the eDG.


EDG AND THE ADVISORY BOARD

     Based on the rapid pace of development of B2B e-commerce, the value of "first mover" advantage, and the incremental value realized by market leaders, FrontLine seeks to accelerate the time to market of its Partner Companies and increase their likelihood of success. To do so, FrontLine provides strategic guidance to its Partner Companies regarding market positioning, business model development and market trends. In addition, the Company advises Partner Company management on day-to-day matters. The Company also provides significant support through active involvement in ongoing operational issues and, where necessary, act as interim management for its Partner Companies.

     FrontLine assists its Partner Companies by providing access to the skilled managers within the eDG who guide its Partner Companies in the following areas:


   o Strategic Guidance. FrontLine's management team works with the senior management of Partner Companies to enhance their business strategies, refine their business models and develop effective execution plans.

   o Business Development. B2B e-commerce and e-services companies may be involved in evaluating, structuring and negotiating joint ventures, strategic alliances, joint marketing agreements, acquisitions or other transactions. The Company's management team, Advisory Board, strategic investors and other Partner Companies will provide assistance in these areas.

   o Sales and Marketing. The Company's management team provides guidance to Partner Companies in their sales, marketing, product positioning and advertising efforts.

   o Executive Recruiting and Human Resources. FrontLine's management team assists Partner Companies in recruiting key executive talent. In providing this assistance, the Company leverages the contacts developed by its network of Partner Companies, eDG and Advisory Board.

   o Technology. FrontLine's management team provides Partner Companies with guidance in technology strategy and assists in the resolution of technology development issues. In addition, FrontLine is a Global Client Partner of iXL Enterprises, which enables it to provide its Partner Companies with preferential access to world-class service offered by iXL. This relationship provides its Partner Companies with access and a service level typically available only to Fortune 500 companies.

   o Finance. The Company is dedicated to providing financial guidance to Partner Companies in areas such as corporate finance, financial reporting, accounting and treasury operations. In providing these services, the Company leverages the skills and experience of its internal finance and accounting group, as well as the Partner Company network.

   o Customer Research and Knowledge. FrontLine continues to build substantial knowledge of the collective customer base of its Partner Companies through customer surveys, focus groups and other research. Through this knowledge and close customer relationships, FrontLine can anticipate new investment opportunities and assist Partner Companies in developing and launching new products and services.

COLLABORATIVE NETWORK OF PARTNER COMPANIES -- SELF-REINFORCING MODEL

     One of the Company's principal goals is to form a Partner Company network that can rapidly increase the value of each individual Partner Company. This is achieved by encouraging each company in the network to leverage the strengths and resources of the other Partner Companies. As individual Partner Companies grow into leadership positions, the network will become stronger. As the value of the network grows, the Company will seek to attract an increasing number of quality Partner Companies. The Company refers to this as the self-reinforcing model.

     To   accomplish   this   self-reinforcing   model,   FrontLine  facilitates
collaboration among its Partner Companies by assisting them in forming strategic alliances and in the sharing of knowledge relating to the common customer base. These strategic alliances offer the Partner Companies access to a large customer base with similar needs and the ability to deliver enhanced product and service offerings. FrontLine encourages these relationships through its networking events and Partner Company forums. FrontLine also provides resources to encourage the sharing of knowledge and best practices between Partner Companies. This information sharing occurs both through the interaction of its management as well as through its Knowledge On-Line system ("KOL") and its Customer Knowledge Program. KOL is an intranet and extranet available to each Partner Company. The system is intended to contain best practices and lessons learned by the Partner Companies as well as general industry information and tools (e.g., standard legal agreements, employee handbooks, legal and accounting guides).

     The Company also utilizes the collective resources of the network to provide its Partner Companies with access to a comprehensive set of professional and business resources. A primary mission of its business development group is to form significant business relationships with organizations that provide critical resources to Partner Companies and assure a level of service they could not achieve on their own. These relationships include services such as legal, accounting, public relations, banking, real estate and technology. A particular problem for early stage e-commerce companies is accessing the resources of the leading web development and technology firms. To provide FrontLine's Partner Companies with preferential access to such service, FrontLine has become a Global Client Partner of iXL Enterprises which enables it to provide its Partner Companies with access to world-class service typically available only to Fortune 1000 companies. FrontLine will continue to establish such relationships with other value added service and product providers.

REPORTABLE SEGMENTS OVERVIEW

     FrontLine's financial statements include the effect of consolidating VANTAS Incorporated ("VANTAS") and OneXstream.com, Inc. ("OneXstream") in 1999. The reportable segments are Executive Office Suites and Virtual Office Services, e-Businesses and Other Operations. Executive Office

Suites and Virtual Office Services includes the effect of consolidating VANTAS for the year ended December 31, 1999 and the effect of the equity method of accounting for InterOffice SuperHoldings Corporation and Reckson Executive Centers, LLC for the year ended December 31, 1998. e-Businesses includes the effect of transactions and other events incidental to the ownership interests in FrontLine's Partner Companies, excluding VANTAS. Other Operations represents the expenses of providing strategic and operational support to the Partner Companies, the administrative costs related to these expenses and FrontLine's operations in general.

     Financial information about the Company's industry segments may be found in Note 13 to the Company's consolidated financial statements presented in Item 8 of this Annual Report on Form 10-K.


CURRENT PARTNER COMPANIES

     As  of  March  24,  2000,  FrontLine  owns  stakes in the following Partner
Companies:


                                                         FUTURE
                               INVESTED         %      COMMITTED   RESULTING   RESULTING
                                CAPITAL       OWNED     CAPITAL     % OWNED     % OWNED
PARTNER COMPANY                  (MM)        (BASIC)      (MM)      (BASIC)    (DILUTED)
-------------------------- ---------------- --------- ----------- ----------- -----------
OnSite Access, Inc. ......    $  46.0  (1)      37%         --         37%         22%
VANTAS Incorporated.......      211.5  (2)      84%     $  1.3         84%         76%
UpShot.com ...............       16.0           20%         --         20%         18%
EmployeeMatters, Inc......       10.0           53%        5.0         53%         45%
LiveCapital.com ..........        7.5            4%         --          4%          4%
RealtyIQ.com .............       13.7  (3)      68%        4.6         68%         54%
CommerceInc                       4.9           31%        7.1         31%         26%
 Corporation .............
AdOutlet.com .............        2.0           12%         --         12%         10%
DigitalWork, Inc. ........        2.0           <1%         --         <1%         <1%
NeoCarta Ventures ........        2.0            4%        8.0          4%          4%
Opus360 Corporation ......        1.0           <1%         --         <1%         <1%
GiftCertificates.com .....        0.2           <1%         --         <1%         <1%
OneXstream, Inc. .........         --           93%         --         93%         80%



PARTNER COMPANY                                            DESCRIPTION
-------------------------- --------------------------------------------------------------------------
OnSite Access, Inc. ...... A building-centric, integrated communications services provider
VANTAS Incorporated....... A virtual and physical office solutions provider
UpShot.com ............... Web-based sales management solutions for SMEs
EmployeeMatters, Inc...... A fully-integrated Internet-based employee benefits and human resource administration outsourcing company
LiveCapital.com .......... Marketplace through which SMEs may acquire financing
RealtyIQ.com ............. Web-based provider of comprehensive commercial real estate information
CommerceInc
 Corporation ............. Web-based infomediary focused on B2B e-commerce
AdOutlet.com ............. Marketplace for advertising space and time across all media
DigitalWork, Inc. ........ A B2B portal for SMEs providing a platform to complete a range of business tasks
NeoCarta Ventures ........ Strategic investment into venture capital fund
Opus360 Corporation ...... Marketplace for knowledge workers and project opportunities
GiftCertificates.com ..... A leading e-commerce provider of gift certificates
OneXstream, Inc. ......... Business portal that will offer e-services of FrontLine Partner Companies to SMEs

----------
(1) Includes $23.6 million in FrontLine common stock.
(2) Includes $58.0 million in FrontLine common stock.
(3) Includes $2.1 million in FrontLine common stock.


     VANTAS Incorporated ("VANTAS"). The Company entered into a merger agreement in January 2000 pursuant to which VANTAS Incorporated, a company in which it owns an approximate 84% interest, will be merged with HQ Global Workplaces, Inc. ("HQ"). The merger will create the world's largest virtual workplace solutions provider and comprehensive e-fulfillment enterprise. The new company, HQ Global Workplaces, will serve approximately 43,000 customers through 463 owned, managed or franchised centers in 17 countries. The merger is scheduled to close by April 30, 2000 and will be financed through the issuance of new equity of HQ Global Workplaces and approximately $350 million of HQ Global Workplaces debt. VANTAS has posted a letter of credit in the amount of $35 million to secure the obligations under the merger agreement. The Company has pledged approximately 15 million shares of VANTAS stock to secure its nonrecourse guarantee of the letter of credit. In the event the letter of credit is drawn upon and the lender forecloses upon the Company's shares of VANTAS, VANTAS is obligated to reimburse the Company in the form of additional shares of VANTAS for any loss of the Company's shares of VANTAS provided that such loss was not a result of the Company's gross negligence. FrontLine has obtained commitments for the debt financing and is in negotiations to obtain the equity financing. However, no assurance can be given that the Company will be successful in obtaining the equity financing required under the merger agreement such that the merger will be consummated on its current terms or that the merger will not be consummated for any other reason.

     HQ Global Workplaces will provide a unique component of FrontLine's e-Cooperative. FrontLine believes the formation of HQ Global Workplaces creates the potential to add significant value to its Partner Company network by:

   o   Enabling  Partner  Companies.  By  utilizing  the  centers,  its  Partner
       Companies will gain access to local points of presence for service delivery, sales, and customer support. Obtaining fully operational office space typically involves a lengthy and burdensome process including finding suitable space, negotiating lease terms, building out of the space, selecting staff, and developing technology and operating infrastructure. FrontLine is and will continue to utilize the over 463 VANTAS/HQ Global Workplace centers to provide its Partner Companies with a rapid deployment platform and turnkey infrastructure including technology, operations, and staffing. As an example, EmployeeMatters, Inc. plans to locate sales people in VANTAS centers to provide a local point of contact with its customers. Additionally, it is contemplated that Opus360 will enter into a national agreement with VANTAS to provide the independent contractors served by Opus360 with executive and virtual office services. The Company will continue to form such beneficial relationships with Partner Companies.


   o Broadband Connected Community. By providing the Partner Companies with access to a broadband connected community throughout the HQ Global Workplaces centers, FrontLine will enable them to effectively design, test and launch new Internet-based business services. Optimizing the functionality of many emerging B2B e-commerce services will require access to high bandwidth connectivity. Through the HQ Global Workplace centers, the Company will provide broadband access to approximately 43,000 customers.


   o Incubators. HQ Global Workplaces will provide an in-place facility to foster the development of seed stage and early stage B2B e-commerce companies. A portion of certain HQ Global Workplaces centers will be dedicated exclusively to seed stage and early stage B2B e-commerce companies. The Company will offer these companies physical office space, the business support services currently provided by HQ Global Workplaces, plus a host of other services to support their growth and development. The Company believes that its ability to offer these services distinguishes it from other providers of incubators. These services will be provided by the eDG, an operational team dedicated to the incubator centers, and by third parties. The eDG and incubator team will provide services similar to those provided to the Partner Companies. In addition, FrontLine is developing programs with a number of third parties to provide assistance in the areas of technology, finance and accounting, and legal, among others. The Company also intends to provide seed and follow on capital to the companies it incubates. FrontLine plans to pursue the development of numerous new e-commerce and e-services Partner Companies through these centers.


   o Providing Proprietary Deal Flow. Today approximately 40% of VANTAS' and HQ's customers are technology and telecommunications companies. FrontLine intends to develop systems and marketing programs to actively source acquisition opportunities from this base of members.


     Executive suites are a cost-effective alternative to traditional office space offering flexible, fully furnished and staffed offices, which are immediately available for varying lengths of time. Thus, executive suites are able to accommodate the needs of businesses ranging from individual entrepreneurs to branches of Fortune 500 firms. Although cost is one motivation of utilizing an executive suite, the ability to access a full service turnkey solution has become increasingly important. VANTAS also leverages its infrastructure to provide virtual office services to over 4,000 customers who do not maintain an office in a VANTAS center.


     The Executive Suite Association estimates there are 80 million square feet of available serviced workspace in the United States, representing 3% of the total office market. The U.S. executive suite industry generates an estimated $3 billion in sales per year.


     VANTAS' Management team includes David Rupert, Chief Operating Officer and interim Chief Executive Officer, who previously was President of the Business Services division of Pitney Bowes. Scott

Rechler, FrontLines' Chief Executive Officer, serves as the chairman of the Board of Directors of VANTAS and will serve as the Chairman of HQ Global Workplaces upon the consummation of the merger. Certain other senior members of the Company's management team serve on the Board of Directors of VANTAS.

     In connection with the merger, the Company has agreed to enter into a stockholders agreement with certain of the holders of HQ who will continue to hold a $120 million common stock investment in HQ Global Workplaces which will provide the holders with a right to put their shares of HQ Global Workplaces to FrontLine at various times during the two years subsequent to the merger if an initial public offering of the common stock of HQ Global Workplaces satisfying certain criteria has not occurred. The put right provides that up to $20 million of the holders' shares may be put to FrontLine in November 2000, up to 50% of the holders' shares may be put to FrontLine in December 2001 and any remaining shares of the holders may be put to FrontLine in July 2002. The put is payable in cash or the Company's common stock (valued at the time of closing under the put) at its option.

     The   Stockholders   Agreement  also  provides  for  participation  rights,
tag-along rights, board representation and a limited right of first offer to the HQ Holders and contains certain tax-related provisions. The Stockholders Agreement also grants FrontLine a right of first offer with respect to the HQ Holders' Surviving Corporation Shares. The Company has filed additional information regarding this transaction with the SEC in Current Reports on Form 8-K which are incorporated into this document by reference.

     OnSite Access, Inc. ("OnSite"). OnSite is an integrated communications provider offering SMEs a range of voice and data services, including high speed Internet access and enhanced services. OnSite's "building centric" model is based on partnering with owners of multi-tenant office buildings throughout the United States. By aggregating the usage of several small and medium sized tenants, OnSite is able to provide cost-effective access to high-bandwidth, high-availability digital telecommunications, high-speed Internet access and data network services through the use of fiber-optic and DSL technology, which would otherwise be cost prohibitive to most SMEs.

     FrontLine initially invested in OnSite in February 1998, and subsequently orchestrated a second round financing with a private equity investor group that included Spectrum Equity Investors, Crosspoint Venture Partners, J.P. Morgan Capital, AT&T Ventures and Veritech Ventures. The Board of Directors of OnSite consists of seven members, two of which are elected by FrontLine. The Company also has the right to representation on committees of the Board.

     On December 15, 1999, OnSite filed a registration statement on Form S-1 with the Securities and Exchange Commission covering the initial public offering of its common stock. On February 16, 2000, Winstar Communications filed a lawsuit in New York state court against an OnSite executive, Howard Taylor, alleging breach of Mr. Taylor's non-compete agreement with Winstar and the alleged use of Winstar's confidential information. No assurance can be given as to the impact, if any, on OnSite of the Winstar litigation. In addition, there can be no assurance that the OnSite initial public offering will be consummated or, if consummated, the timing of such offering.

     EmployeeMatters,    Inc.("EmployeeMatters").    EmployeeMatters    is    an
Internet-based employee benefits and human resources administration outsourcing company.

     EmployeeMatters'   objective   is   to   be   the   dominant   provider  of
Internet-based, fully integrated employee administration and human resources outsourcing services to SMEs in white collar sectors. EmployeeMatters seeks to provide products and services in the areas of payroll processing, 401(k) plan administration, insurance, financial services, group purchasing and other services. EmployeeMatters' initial target market includes two million companies and 10 million employees nationally. EmployeeMatters' strategy is to enable these companies to increase their profitability by reducing time and resources spent on non-revenue producing activities, assisting clients in attracting and retaining high-quality employees, and reducing the costs and risks of human resource and employee administration.

     EmployeeMatters' management includes co-founders Elliot Cooperstone, Chief Executive Officer, and H. Thach Pham, Chief Financial Officer. Mr. Cooperstone was previously Executive Vice President of Payroll Transfers, Inc., one of the nation's largest professional employer organizations and Executive

Vice President and Chief Administrative Officer of Alexander & Alexander Services, Inc., a $1.3 billion global insurance brokerage and human resources consulting firm. Mr. Pham was, until recently, a Vice President in the Mergers and Acquisitions Department of Morgan Stanley Dean Witter. Previously, he was a founding partner of Grauer & Wheat, Inc., a private merchant bank, and the Chief Financial Officer of Pinnacle Brands, Inc., a Grauer & Wheat Portfolio Company.

     The Board of Directors of EmployeeMatters consists of five members, two of which are elected by FrontLine and one of which is an independent director. The Company also has the right to representation on committees of the Board.

     OneXstream. The Company is actively developing a portal that will bring together a suite of services and applications to create a virtual workplace. The portal will integrate the products and services of its Partner Companies plus a number or proprietary services, as well as products and services provided through strategic alliances with third parties. The Company anticipates that the portal will provide customers with a host of business resources in the areas of office support (i.e., virtual administrative assistants, human resource and bookkeeping, call center outsourcing, etc.), workflow support (i.e., tools tailored for specific users including sales force automation and project management), technology support (i.e., hosted e-commerce web sites, data back-up, conferences call services, etc.) and purchasing support (i.e., purchasing of office supplies and equipment, communications products and services, marketing services, etc.).

     Through OneXstream, FrontLine is creating an integrated resource for SMEs to purchase a wide variety of business services. In addition, through strategic alliances and co-branding, FrontLine anticipates that the portal will enhance the value of its Partner Companies by increasing their exposure and potential customer base.

     RealtyIQ.com ("RealtyIQ"). RealtyIQ develops, owns and manages a proprietary database of comprehensive commercial real estate information targeted at real estate professionals. Through its service, RealtyIQ provides commercial real estate brokers, owners, and asset managers easy, affordable access to comprehensive data on office, industrial, flex, research and development and retail buildings.

     RealtyIQ was founded in October 1991 by two former real estate professionals and a software engineer to develop a comprehensive, up-to-date database for commercial properties in Manhattan. Today, its service has become an industry standard for commercial real estate information. RealtyIQ maintains a national database of property data that it intends to use as the foundation for a comprehensive commercial real estate portal.

     CommerceInc Corporation ("CommerceInc"). CommerceInc is an "infomediary" on the world wide web specifically focused on enabling the B2B e-commerce marketplace. CommerceInc maintains an 11 million record database of detailed information on SMEs which it compiles by integrating and enhancing a number of databases.

     CommerceInc compiles and presents data on SMEs via the Internet to allow buyers to make informed supplier choices and allows suppliers to better target potential customers. CommerceInc has agreements with Dunn & Bradstreet ("D&B"), American Express and others providing it access to its initial base of business profiles ("Supplier Cards"). CommerceInc combines this data with data from other databases to produce an enhanced data set. CommerceInc's end product is a detailed Supplier Card that includes a complete overview of each company including: products and services, supplier description, location, contact information, customers, credit information and other relevant information.

     CommerceInc primarily distributes its products through its own web site and through distribution agreements with other web sites, particularly portals. The distribution agreements allow CommerceInc to maintain the new and refreshed data, and also reach many more suppliers and customers. Today, CommerceInc has distribution agreements with Excite's small business web site and Business Week's small business web site (and other McGraw Hill companies). CommerceInc is currently negotiating significant content and distribution agreements with potential partners.

     UpShot.com. UpShot.com based in Mountain View, California, was launched in January 1997 to build, sell, and support a family of Web-based sales solutions that allows companies to track leads, close business faster, and forecast sales more accurately in an affordable, web-based, hassle-free, and secure environment. Today, UpShot has more than 35,000 subscribers and has won numerous industry awards, including awards from Microsoft and others.

     LiveCapital.com. LiveCapital.com is a leading on-line business financing center for SMEs. Businesses visiting LiveCapital.com can comparison shop for, apply for, and secure loans, lines of credit, credit cards, equipment leases, and more from reputable financial institutions. Loan offerings include SBA-backed loans of up to $2.5 million. In less than five minutes, visitors can complete one short application, have it screened against the lending criteria of multiple leading financial institutions, and instantly secure multiple financing options. LiveCapital.com's proprietary technology provides a unique functionality where applicants are offered decisions from multiple lenders within seconds of submitting an application.

     LiveCapital.com now receives more than 500 daily applications, and, since launching in June 1999, has offered SMEs more than $500 million in financing to become one of the country's top 20 originators of small business financing. In the last two months alone, LiveCapital.com has tripled its lender base, developing a network of 25 leading financial institutions that businesses seeking financing can access. LiveCapital.com's lending partners include American Express, Union Bank of California and Heller Financial.

     AdOutlet.com. AdOutlet.com is an on-line marketplace for the buying and selling of advertising providing a B2B e-commerce solution to meet the growing demands of media buyers and media suppliers. AdOutlet.com is headquartered in New York, New York and has offices in Columbus, Ohio, Chicago, Illinois, Los Angeles, California and will soon establish an office in San Francisco, California.

     NeoCarta Ventures. NeoCarta Ventures is a limited partnership fund that invests in e-commerce companies. The Fund was sponsored by principals of Kelso & Company, a private equity firm, Bert Ellis, the Chairman and Chief Executive Officer of iXL Enterprises and a member of FrontLine's Advisory Board and others. This investment provides FrontLine with an expanded network of relationships and access to additional deal flow.

     Other Ownership Stakes. Opus360 Corporation ("Opus360") provides a suite of services across the spectrum of a project-based workforce. These web-based services enable organizations to manage their internal resources, their vendors' resources, as well as the largest virtual workforce and most diverse group of independent consultants and freelancers through FreeAgent.com. Opus360 is a private company backed by a consortium of investors including Safeguard Scientifics, Crosspoint Ventures and MSD Capital. Opus360 and VANTAS are negotiating a national service agreement to provide office suite and virtual office services to Opus360's free agents. Based on the anticipated value of this relationship FrontLine was able to make an investment into this highly sought after company after the financing round had been closed.

     The    Company    also    has    interests    in    Digitalwork.com    and
Giftcertificates.com. Digitalwork.com is an on-line "do-it-yourself" business agency that provides entrepreneurs with a suite of easy to use on-line services organized into workshops, enabling them to complete routine business tasks, including marketing, human resources and financial services, easily and effectively. Giftcertificates.com is a destination site that offers branded gift certificates for the nation's leading retailers, restaurants and hotels.

     In addition to FrontLine's Partner Company Network, it is also a managing member of a $300 million venture capital vehicle ("Reckson Strategic") which invests in real estate operating companies and offers these companies capital and strategic guidance to aid in their development. Reckson Strategic targets companies that are well positioned to capitalize upon positive demographic and socio-economic trends. Reckson Strategic is funded with a $200 million commitment from Paine Webber Real Estate Securities, Inc. and a $100 million commitment from the Company.

     Potential Partner Company Acquisitions. Having established a solid foundation of Partner Companies, the Company has grown its Partner Company network and has significantly increased its pipeline of acquisition opportunities. Within the next quarter, it is anticipated that FrontLine will commit to acquire interests in several additional Partner Companies. Over the next year, FrontLine anticipates making a significant investment into new Partner Companies. FrontLine anticipates that these acquisitions will consist mainly of significant stakes in Partner Companies that will benefit from the full resources of its e-Cooperative. In addition, FrontLine may selectively acquire smaller stakes in a number of companies to solidify strategic relationships. The Company's future acquisitions are dependent upon its continued access to capital as well as its ability to identify attractive Partner Company acquisition opportunities.

     The Company's executive offices are located at 1350 Avenue of the Americas, New York, New York 10019, and its telephone number at that location is (212) 931-8000. At December 31, 1999, the Company had approximately 26 employees.


ITEM 2. PROPERTIES

     The Company's principal office is located at 1350 Avenue of the Americas, New York, New York, 10019.

     VANTAS Incorporated, a consolidated subsidiary, leases its principal offices at 90 Park Avenue, New York, New York, 10016. In addition, VANTAS leases space for 201 business centers that are primarily located in the United States. See Note 10 to the financial statements for a summary of the associated commitments.

     Management believes that such properties are sufficient to meet their present needs and does not anticipate any difficulty in securing additional space, as needed, on terms acceptable to the Company.


ITEM 3. LEGAL PROCEEDINGS

     The Company is not presently subject to any material litigation nor, to the Company's knowledge, is any litigation threatened against the Company, other than routine actions for negligence or other claims and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a significant adverse effect on the Company's financial position.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of shareholders during the fourth quarter of the year ended December 31, 1999.

                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock began trading over-the-counter ("OTC") on June 29, 1998 under the symbol "RSII"and is traded on the NASDAQ National Market ("NASDAQ") under the symbol "RSII". The following table sets forth the quarterly high and low closing bid prices per share of the common stock reported for each respective quarter. These OTC and NASDAQ market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Since inception, the Company has not paid any dividends to its shareholders. Under the terms of the Company's credit facilities, as long as there are outstanding advances under such facilities, the Company is prohibited from paying dividends on any shares of its capital stock.

                                         HIGH          LOW
                                     -----------   -----------
     June 29, 1998 ...............    $  4.063      $  3.625
     June 30, 1998 ...............    $  3.750      $  3.125
     September 30, 1998 ..........    $  4.500      $  2.000
     December 31, 1998 ...........    $  4.625      $  1.688
     March 31, 1999 ..............    $  5.718      $  3.500
     June 30, 1999 ...............    $ 17.125      $  4.062
     September 30, 1999 ..........    $ 19.625      $ 12.500
     December 31, 1999 ...........    $ 68.312      $ 15.250

     The approximate number of shareholders of the Company's common stock as of March 3, 2000 was 437.

     From January 26, 2000, and February 28, 2000, the Company completed convertible preferred stock offerings to Warburg Dillon Read, LLC of 26,000 shares of 8.875% Cumulative Convertible Preferred Stock, with net proceeds of $24.6 million. These shares are convertible into the Company's common stock at prices ranging from $66.30 to $75.08.

     On March 7, 2000, Gotham Partners Management Co., LLC ("Gotham"), an investment partnership that invests in public and private companies in a wide range of industries and stages of development, invested $30 million to purchase
1.5 million warrants for FrontLine's common stick for $20 per warrant. The warrant's have an exercise price of $70 per share and a term of 3.25 years. The Company utilized approximately half of these proceeds to reduce the Credit Facility and the remaining portion will be utilized for acquisitions of interests in Partner Companies and working capital purposes.


UNREGISTERED SALES OF SECURITIES

     In connection with its acquisitions of ownership interests in VANTAS from November 1999 through February 2000, the Company issued 3,122,202 shares of its common stock in transactions exempt from registration under Section 4(2) of the Securities Act of 1933 ("Section 4(2)").

     In connection with its acquisitions of ownership interests in OnSite in October 1999, the Company issued 1,731,597 shares of its common stock in transactions exempt from registration under Section 4 (2).

     In connection with its amendments of the FrontLine and Reckson Strategic Facilities in November 1999, the Company issued 176,186 shares of its common stock in a transaction exempt from registration under Section 4 (2).

     In connection with its acquisitions of ownership interests in RealtyIQ.com, in December 1999 the Company issued 52,578 shares of its common stock in a transaction exempt from registration under Section 4 (2).

     In connection with its acquisitions of ownership interests in EmployeeMatters, Inc., in December 1999, the Company issued warrants to purchase 200,000 shares of its common stock in transactions exempt from registration under Section 4 (2).

ITEM 6. SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT SHARE AMOUNTS)





                                                         FOR THE                FOR THE           FOR THE PERIOD
                                                       YEAR ENDED              YEAR ENDED        JULY 15, 1997 TO
                                                  DECEMBER 31, 1999(2)     DECEMBER 31, 1998     DECEMBER 31, 1997
                                                 ----------------------   -------------------   ------------------
OPERATIONS SUMMARY:
 Operating revenues ..........................         $215,376                $   336               $   --
 Partner Company operating income ............           27,927                    336                   --
 Corporate general and administrative ........           (9,509)                (2,613)                (479)
 Equity in earnings (loss) of Partner
   Companies and other ownership interest.....          (10,599)                (3,966)                 223
 Net loss ....................................         $(39,847)               $(8,147)              $ (258)
PER SHARE DATA: (1)
 Basic and diluted net loss ..................         $  (1.56)               $ (0.56)              $   --
BALANCE SHEET DATA (PERIOD END):
 Cash and cash equivalents ...................         $ 32,740                $ 2,026               $  130
 Working capital .............................           11,559                    132                   11
 Ownership interests in and advances to
   Partner Companies .........................           61,207                 30,277                  325
 Other ownership interest ....................           36,626                 15,561                5,520
 Intangible assets ...........................          239,412                     --                   --
 Total assets ................................          541,983                 58,843                7,519
 Credit facilities ...........................          166,255                 40,981                   --
 Notes payable ...............................          108,125                     --                   --
 Total shareholders' equity ..................         $114,109                $15,968               $4,222


----------
(1) Based on 25,600,985 and 14,522,513 weighted average shares of common stock outstanding for the years ended December 31, 1999 and 1998, respectively.

(2) Reflects   the   Company's  acquisition  and  consolidation  of  a  majority ownership interest in VANTAS Incorporated in 1999.

No dividends were paid in any of the periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the accompanying Financial Statements of FrontLine Capital Group, formerly Reckson Service Industries, Inc., ("FrontLine" or the "Company") and related notes thereto.

     The Company considers certain statements set forth to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, with respect to the Company's expectations for future periods. Certain forward-looking statements, including, without limitation, statements relating to the ability to identify and acquire interests in commercial service companies, the financing of the Company's and Partner Companies' operations, the timing and success of such acquisitions and the ability to integrate and manage effectively its various acquisitions, involve certain risks and uncertainties. Although the Company believes that the expectation reflected in such forward-looking statements is based on reasonable assumptions, the actual results may differ materially from those set forth in the forward-looking statements and the Company and Partner Companies can give no assurance that its expectations will be achieved. Certain factors that might cause the results of the Company and Partner Companies to differ materially from those indicated by such forward-looking statements include, among other factors, general economic conditions, a lack of attractive business opportunities or suitable acquisitions, the Company's dependence upon financing from Reckson Operating Partnership, L.P. ("Reckson"), conflicts of interest of management, competition for targeted acquisitions and the ability to otherwise finance business opportunities. Consequently, such forward-looking statements should be regarded solely as reflections of the Company's and Partner Companies' current operating and development plans and estimates. These plans and estimates are subject to revision from time to time as additional information becomes available, and the Company undertakes no obligation to update these plans and estimates.

OVERVIEW AND BACKGROUND

     FrontLine was formed on July 15, 1997 and is a publicly-traded operating company that identifies, acquires interests in, and develops a network of business-to-business ("B2B") e-commerce and e-service companies (the "Partner
Companies") that service small and medium sized enterprises ("SMEs"), independent professionals and the mobile workforce of larger companies.

     The Company's goal is to acquire significant, long-term stakes in targeted Partner Companies, which will be incorporated into a collaborative network of e-commerce and e-services companies, in an effort to accelerate their growth and increase their likelihood of success. FrontLine has developed an extensive e-Cooperative platform that allows its Partner Companies to benefit from its operational and management resources and experience and the Company's extensive customer base as well as gain significant synergies from other existing and future Partner Companies. The e-Cooperative consists of the:

   o   enterprise  Development  Group or eDG -- eDG offers  strategic  planning,
       project   management   and   functional   expertise   in  the   areas  of
       organizational design, recruiting, finance and technology strategy.

   o Advisory Board -- a group of recognized business and academic leaders provides strategic insight, expertise, relationships and access to new opportunities and potential alliances for the Company and its Partner Companies.

   o Network of Partner Companies -- facilitates learning and collaboration among all Partner Companies and provides access to the customer base, resources and relationships of the entire network. It also facilitates business partnerships among Partner Companies, including cross-selling and cross-marketing opportunities.

   o Click and Mortar -- Global workplace solutions provider which offers the Partner Companies the ability to access the virtual and physical global infrastructure as well as a distribution network to a customer base of SMEs.

     The Company's strategy is to continue to expand its network of Partner Companies and its e-Cooperative platform by pursuing additional acquisitions that complement and enhance the overall network. FrontLine seeks to add significant value to its Partner Companies with the goal of creating industry leaders that have the potential to become public companies, act as industry consolidators or merge with the proper strategic partners. FrontLine targets early stage companies that can benefit from FrontLine's entire franchise and therefore have the potential to create significant value for FrontLine.

     FrontLine seeks to focus its future acquisitions in the Internet sector by targeting three types of B2B e-commerce and e-services companies:

   o e-Commerce and infrastructure: companies that deliver or enable the delivery of goods and services over the Internet;

   o   Virtual   brick  and   mortar:   companies   that   combine  a   physical
       infrastructure with an Internet-enabled model to enhance the delivery of their services; and

   o Internet-based outsourcing: companies that utilize the Internet to enable the outsourcing of non-core business functions.

     Although the Company refers to the companies in which it has acquired an equity and cost ownership interest as its "Partner Companies" and that it has a "partnership" with these companies, it does not act as an agent or legal representative for any of these companies, it does not have the power or authority to legally bind any of its Partner Companies and it does not have the types of liabilities in relation to its Partner Companies that a general partner of a partnership would have.

     Because FrontLine acquires significant interests in B2B e-commerce companies, many of which generate net losses, FrontLine has experienced, and expects to continue to experience, significant volatility in the quarterly results. Management does not know if the Company will report net income in any period, and expects to report net losses for the foreseeable future. While most Partner Companies have consistently reported losses, the Company may experience significant volatility from period to period due to one-time transactions and other events incidental to the ownership interests in and advances to Partner Companies. On a continuous basis, but no less frequently than at the end of each quarterly reporting period, management evaluates the carrying value of the ownership interests in and advances to each of the Partner Companies for possible impairment based on achievement of business plan objectives and milestones, the fair value of each ownership interest and advance in the Partner Company relative to carrying value, the financial condition and prospects of the Partner Company, and other relevant factors. The business plan objectives and milestones that are taken into consideration include, among others, those related to financial performance such as achievement of planned financial results or completion of capital raising activities, and those that are more operational in nature such as the launching of a web site or the hiring of key employees. The fair value of the ownership interests in and advances to privately held Partner Companies is generally determined based on the value at which independent third parties have invested or have committed to invest in Partner Companies.

     The presentation and content of the Company's financial statements is largely a function of the presentation and content of the financial statements of the Partner Companies. As a result, to the extent Partner Companies change the presentation or content of their financial statements, as may be required by the Securities and Exchange Commission or changes in accounting literature, the presentation and content of the Company's financial statements may also change.


EFFECT OF VARIOUS ACCOUNTING METHODS ON RESULTS OF OPERATIONS

     The various interests that FrontLine acquires in Partner Companies are accounted for under one of three methods: consolidation, equity method and cost method. The applicable accounting method is generally determined based on the Company's voting interest in a Partner Company.

     Consolidation. Partner Companies in which the Company directly or indirectly owns more than 50% of the outstanding voting securities and controls the board of directors are generally accounted for under the consolidation method of accounting. Under this method, a Partner Company's results of operations are reflected within the Company's Consolidated Statements of Operations. In the fourth quarter 1999, the Company acquired control of VANTAS Incorporated ("VANTAS") (See Note 3 to the Consolidated Financial Statements). Additionally, the Company consolidates OneXstream.com, Inc. with FrontLine's financial statements. Participation of other Partner Company shareholders in the earnings or losses of a consolidated Partner Company is reflected in a caption "Minority interest" in the Consolidated Statements of Operations. Minority interest adjusts the consolidated net results of operations to reflect only FrontLine's share of the earnings or losses of the consolidated Partner Company.


     The effect of a Partner Company's results of operations on FrontLine's results of operations is generally the same under either the consolidation method of accounting and the equity method of accounting, because under each of these methods only FrontLine's share of the earnings or losses of a Partner Company is reflected in the results of operations in the Consolidated Statements of Operations.


     Equity Method. Partner Companies whose results are not consolidated, but over whom the Company exercises significant influence, are generally accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to a Partner Company depends on an evaluation of several factors; including, among others, representation on the Partner Company's board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the Partner Company, including voting rights associated with the Company's holdings in common, preferred and other convertible instruments in the Partner Company. Under the equity method of accounting, a Partner Company's accounts are not reflected within the Company's Consolidated Statements of Operations; however, FrontLine's share of the earnings or losses of the Partner Company is reflected in the caption "Equity in earnings (loss) of Partner Companies and other ownership interest" in the Consolidated Statements of Operations.


     Partner Companies accounted for under the equity method of accounting included:

                                    PARTNER     VOTING OWNERSHIP ON BASIC BASIS        VOTING OWNERSHIP ON DILUTED BASIS
                                    COMPANY --------------------------------------- ---------------------------------------
                                     SINCE   DECEMBER 31, 1999   DECEMBER 31, 1998   DECEMBER 31, 1999   DECEMBER 31, 1998
                                   -------- ------------------- ------------------- ------------------- ------------------
CommerceInc. Corporation .........   1999          31%                 N/A                  26%                N/A
EmployeeMatters, Inc. ............   1999          53%                 N/A                  45%                N/A
OnSite Access, Inc. ..............   1997          37%                  1%                  22%                 1%
RealtyIQ.com .....................   1999          68%                 N/A                  54%                N/A
UpShot.com .......................   2000          *20%                N/A                 *18%                N/A
VANTAS Incorporated ..............   1998          N/A                 21%                 N/A                 21%

----------
* Ownership interest acquired in February 2000.


FrontLine has representation on the board of directors of all of the above Partner Companies, and as of December 31, 1999, generally owned voting convertible preferred stock in all of them. Most of FrontLine's equity method Partner Companies are in a very early stage of development and have not generated significant revenues. In addition, equity method Partner Companies have incurred substantial losses since their inception and are expected to continue to incur substantial losses in 2000.


     Cost Method. Partner Companies not accounted for under either the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, the Company's share of the earnings or losses of these companies is not included in the Consolidated Statements of Operations.

     Partner Companies accounted for under the cost method of accounting included:


                                              VOTING OWNERSHIP     VOTING OWNERSHIP
                                  PARTNER      ON BASIC BASIS      ON DILUTED BASIS
                                  COMPANY   -------------------   ------------------
                                   SINCE     DECEMBER 31, 1999     DECEMBER 31, 1999
                                 --------   -------------------   ------------------
AdOutlet.com .................     1999              12%                   10%
DigitalWork.com ..............     1999              <1%                   <1%
Giftcertificates.com .........     1999              <1%                   <1%
LiveCapital.com ..............     2000              *4%                   *4%
NeoCarta Ventures ............     1999               4%                    4%
Opus 360 Corporation .........     1999              <1%                   <1%

----------
* Ownership interest acquired in February 2000.


     The cost method Partner Companies are in a very early stage of development and have not generated significant revenues. In addition, FrontLine's cost method Partner Companies incurred substantial losses since their inception and are expected to continue to incur substantial losses in 2000.


EFFECT OF CONSOLIDATION ON THE PRESENTATION OF FRONTLINE'S FINANCIAL STATEMENTS

     The presentation of FrontLine's financial statements may differ from period to period primarily due to whether or not the consolidation method of accounting or the equity method of accounting is applied. For example, previous to the fourth quarter of 1999, VANTAS was accounted for under the equity method of accounting; however, due to the acquisition of additional interests resulting in voting control VANTAS was subsequently consolidated during the fourth quarter of 1999.

     To understand the Company's results of operations and financial position without the effect of the consolidation of VANTAS, Note 4 to the consolidated financial statements summarizes the Company's Statements of Operations and Balance Sheets treating the ownership interest in VANTAS as if it were accounted for under the equity method of accounting for all periods presented. FrontLine's share of VANTAS' losses is included in "Equity in earnings (loss) of Partner Companies and other ownership interest."


RESULTS OF OPERATIONS

     The Company commenced operations on July 15, 1997 and primarily incurred startup costs through December 31, 1998. Therefore, the following periods, the years ended December 31, 1999 and 1998, respectively, are not comparable.

     FrontLine's financial statements include the effect of consolidating VANTAS and OneXstream.com, Inc. in 1999. The reportable segments are Executive Office Suites and Virtual Office Services, e-Businesses and Other Operations. Executive Office Suites and Virtual Office Services includes the effect of consolidating the operations of VANTAS for the year ended December 31, 1999 and the effect of the equity method of accounting for Interoffice SuperHoldings
Corporation ("InterOffice") and Reckson Executive Centers, LLC for the year ended December 31, 1998. e-Businesses includes the effect of transactions and other events incidental to the ownership interest in FrontLine's Partner Companies, excluding VANTAS. Other Operations represents the expenses of providing strategic and operational support to the Partner Companies, the administrative costs related to these expenses and FrontLine's operations in general.


EXECUTIVE OFFICE SUITES AND VIRTUAL OFFICE SERVICES

     VANTAS was formed in January 1999 as a result of a merger of Interoffice, Reckson Executive Centers, LLC and Alliance National Incorporated.

     A significant portion of FrontLine's operating revenues and all of its operating expenses for the year ended December 31, 1999 were attributable to VANTAS. The following is a discussion of VANTAS' results of operations for the year ended December 31, 1999.

     VANTAS' executive office suite income for the year ended December 31, 1999 was approximately $124.6 million. Executive office suite income was primarily derived from rental income for newly acquired and existing executive office suites in 1999. Support service and other revenues of approximately $90.8 million for the year ended December 31, 1999 was primarily attributable to broadband Internet access, information technology support services and administrative support services.

     VANTAS' operating expenses were approximately $187.4 million, representing 87% of operating revenues. Approximately $175.5 million of operating expenses consisted of the costs of operating the executive office suite centers.
Approximately $82.7 million of the costs represented rent expense for the office suites, approximately $31.1 million was related to the cost of providing support services to tenants and approximately $61.7 million was related to center general and administrative costs. Operating expenses of approximately $12.0 million of general and administrative expense was primarily related to the increase of the corporate staff and related office space associated with the Company's growth during the year ended December 31, 1999.

     VANTAS incurred merger and integration costs of approximately $26.7 million for the year ended December 31, 1999 in connection with mergers and one-time costs related to agreements with shareholders of VANTAS to purchase a portion of the shareholders' securities in VANTAS.

     For the year ended December 31, 1999, VANTAS incurred interest expense of approximately $10.3 million. Interest expense was primarily related to borrowings under VANTAS' credit facility for funding acquisitions during 1999 and prior periods.

     At   December  31,  1999,  VANTAS  recognized  an  income  tax  benefit  of approximately $2.8 million, net of an applicable valuation allowance on deferred tax assets.

     For the year ended December 31, 1998, the Company's share of Interoffice's income was less than $.1 million under the equity method of accounting. The Company's share of losses for Reckson Executive Centers, LLC was approximately $.1 million.


E-BUSINESSES

     A significant portion of FrontLine's net loss is derived from corporations in which it holds a significant minority ownership interest accounted for under the equity method of accounting. Equity income (loss) fluctuates with the number of Partner Companies accounted for under the equity method, FrontLine's voting ownership percentage in these companies, the amortization of goodwill related to newly acquired equity method Partner Companies, and the results of operations of these companies. As of December 31, 1999, FrontLine accounted for four of its Partner Companies under this method as compared to two Partner Companies during the year ended December 31, 1998. All four of these companies incurred losses for the year ended December 31, 1999. Under this method, the results of operations of these entities are not consolidated within the Consolidated Statements of Operations; however, FrontLine's share of these companies' losses is reflected in the caption "Equity in earnings (loss) of Partner Companies and other ownership interest" in the Consolidated Statements of Operations.


OTHER OPERATIONS

     FrontLine's Other Operations consist primarily of general and administrative cost for compensation office costs, and outside services such as legal, accounting and travel related costs. As the number of FrontLine's employees grow to support its operations and those of its Partner Companies, its general and administrative costs will increase. As a result of the increase in the number of employees and the increase in the acquisition of interests in Partner Companies, general and administrative costs for the year ended December 31, 1999 was approximately $9.5 million compared to approximately $2.6 million for the year ended December 31, 1998 and approximately $.5 million for the 1997 period. FrontLine plans to continue to increase the number of new employees and build its overall infrastructure. These costs are expected to continue to be higher compared to historical periods. During the year ended December 31, 1999, the Company recorded compensation costs of approximately $8.5 million in connection with incentive stock awards to management.

     FrontLine's interest expense, before the consolidation of VANTAS, for the year ended December 31, 1999 was approximately $8.1 million compared to approximately $0.6 million for the year ended December 31, 1998 and less than $0.1 million for the 1997 period. The increase is due to an increase in the amounts advanced under the Company's existing credit facilities and the secured credit facility.

     Included in Other Operations is FrontLine's ownership interest in RSVP Holdings, LLC. For the year ended December 31, 1999, FrontLine's share of RSVP Holdings, LLC's income was approximately $0.3 million.


LIQUIDITY AND CAPITAL RESOURCES

     FrontLine   has  funded  operations  and  investing  activities  through  a combination of borrowings under various credit facilities and issuances of the Company's common stock.

     FrontLine funded approximately $132.6 million in cash and issued $59.1 million of the Company's common stock to acquire interests in or make advances to new and existing Partner Companies during the year ended December 31, 1999.
These    companies    include:    AdOutlet.com,    CommerceInc.    Corporation,
DigitalWork.com, EmployeeMatters, Inc. Giftcertificates.com, NeoCarta Ventures, OnSite Access, Inc., Opus360 Corporation, RealtyIQ.com and VANTAS Incorporated.


     Prior to 1999, the Company established a credit facility with Reckson in the amount of $100 million ("FrontLine Facility"). Additionally, Reckson Strategic Venture Partners, LLC ("Reckson Strategic") has established a $100 million facility with Reckson to fund Reckson Strategic investments. Note 8 to the consolidated financial statements summarizes the outstanding amounts and terms of the FrontLine and Reckson Strategic Facilities. The Company had
approximately $79.5 million outstanding under the FrontLine Facility at December 31, 1999. Borrowings were primarily used to fund acquisitions of ownership interests in Partner Companies and general operations. Approximately $42.3 million was outstanding under the Reckson Strategic Facility at December 31, 1999. These borrowings were utilized to fund Reckson Strategic investments and general operations. At December 31, 1999, $39.0 million was available on these Facilities.

     In November 1999, the Board of Directors of FrontLine approved amendments to the credit facilities with Reckson necessary in order for FrontLine to proceed with certain proposed acquisition financings. As consideration for such approvals, FrontLine paid a fee to Reckson in the form of 176,186 shares of FrontLine's common stock which were valued at $20.31 per share.

     On November 30, 1999, the Company entered into a $60 million credit facility ("Credit Facility") with a significant financial institution to fund transactions to acquire additional ownership interests in Partner Companies. The Credit Facility prohibits the Company from borrowing from third parties without consent of the lender. Note 5 to the consolidated financial statements summarizes the terms of the Credit Facility. As of December 31, 1999, the total available on the Credit Facility was approximately $15.6 million. In March 2000, the Credit Facility was amended to permit the Company to use proceeds from certain equity offerings for general corporate purposes in lieu of repayment to the Credit Facility.

     VANTAS has a credit agreement with various lending institutions for $157.9 million. The credit agreement provides for a $5 million acquisition loan commitment, $127.9 million term loans and a $25 million revolving loan commitment, including letters of credit. As of December 31, 1999, $21.5 million of the term loan was funded into a cash collateral account that VANTAS will be permitted to utilize in connection with permitted acquisitions. There were no borrowings outstanding under the acquisition and revolving loan commitment. VANTAS had outstanding letters of credit of approximately $10.1 million for landlord security deposits which reduced the borrowing available under the revolving loan commitment. Note 6 to the consolidated financial statements summarizes the terms of VANTAS' credit agreement and outstanding balances thereunder.

     On February 22, 2000, VANTAS and the lenders entered into an amendment to the credit facility whereby certain of the financial covenants contained in the credit facility were amended. VANTAS has obtained a commitment letter for the provision of a new credit facility, subject to satisfaction of various conditions, which would replace the credit facility upon consummation of the HQ Global Workplaces Merger. There can be no assurance that the HQ Global Workplaces Merger will occur or that, if the HQ Global Workplace Merger does not occur, VANTAS will be able to meet certain of the financial covenants contained in the credit facility for fiscal quarters subsequent to December 31, 1999.

     FrontLine also funded investments of ownership interests in Partner Companies through the issuance of FrontLine's common stock. During the year ended December 31, 1999, the Company issued approximately $59.1 million of FrontLine's common stock to acquire interests in Partner Companies.

     On December 16, 1999, the Company issued 1,437,500 shares of its common stock in a public offering at $47.25 per share for an aggregate consideration of approximately $63.9 million. Proceeds of the public offering were primarily used for purchases of additional ownership interests in Partner Companies.

     Subsequent to December 31, 1999, the Company funded approximately $78.6 million in cash and issued $24.6 million of common stock to acquire interests in or make advances to new and existing Partner Companies. New Partner Companies include LiveCapital.com and UpShot.com.

     On January 21, 2000, the Company entered into a merger agreement pursuant to which VANTAS will be merged with HQ Global Workplaces, Inc. The merger is scheduled to close by April 30, 2000 and requires FrontLine to obtain and will be financed through the issuance of new equity of HQ Global Workplaces and approximately $350 million of HQ Global Workplaces debt. VANTAS has posted a letter of credit in the amount of $35 million to secure the obligations under the merger agreement. The Company has pledged approximately 15 million shares of VANTAS stock to secure its nonrecourse guarantee of the letter of credit. In the event the letter of credit is drawn upon and the lender forecloses upon the Company's shares of VANTAS, VANTAS is obligated to reimburse the Company in the form of additional shares of VANTAS for any loss of the Company's shares of VANTAS provided that such loss was not a result of the Company's gross negligence. FrontLine has obtained commitments for the debt financing which are subject to certain conditions and is in negotiations to obtain the equity financing. However, no assurance can be given that the Company will be successful in obtaining the equity financing required under the merger agreement such that the merger will be consummated on its current terms or that the merger will not be consummated for any other reason.

     The Company also funded investing activities subsequent to December 31, 1999 with net proceeds of approximately $24.6 million from the completion of 26,000 shares of privately placed Convertible Preferred Stock.

     On March 7, 2000, Gotham Partners ("Gotham"), an investment partnership that invests in public and private companies in a wide range of industries and stages of development, and certain affiliates of Gotham, invested $30 million to purchase 1.5 million warrants to acquire FrontLine's common stock at an exercise price of $70 per share for $20 per warrant. The warrants have a term of 3.25 years. The Company utilized approximately half of these proceeds to reduce the Credit Facility and the remaining portion will be utilized for acquisitions of interest in Partner Companies and working capital purposes.

     Currently, the Company has two short-term letters of credit totaling $7.7 million, which have been utilized as deposits for future acquisitions of ownership interests in Partner Companies.


     FrontLine's operations do not require intensive capital expenditures. There were no significant capital expenditure commitments as of December 31, 1999.


     FrontLine will continue to evaluate acquisition opportunities and expects to acquire additional ownership interests in new and existing Partner Companies in the next 12 months, all of which will make it necessary for the Company to raise additional funds. The existing secured credit facility matures in May 2000; although it contains a three-month potential extension, the Company may not be able to renew this facility or obtain additional bank or other financing beyond this period, and may be required to repay the amounts borrowed under the Credit Facility at times when it does not have sufficient internal funds, or may only be able to do so on terms not favorable or acceptable to the Company. If additional funds are raised through the issuance of equity securities, existing shareholders may experience significant dilution. Although management believes that it will continue to have access to the public markets, the availability and amount of funds from these markets is subject to numerous factors including some that are beyond the Company's control, and therefore is not assured.


IMPACT OF YEAR 2000

     In prior years, the Company discussed the nature of the progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation of testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed approximately $.1 million during 1999 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the Year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.


INFLATION

     The Credit Facilities generally bear interest at variable rates. These rates will be influenced by changes in the prime rate and is sensitive to inflation and other economic factors. A significant increase in interest rates may have a negative impact on the earnings of the Company due to the variable interest rate under the Credit Facilities.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The primary market risk facing the Company is interest rate risk on its Credit Facilities. The Company does not hedge interest rate risk using financial instruments. The Credit Facilities bear interest at the greater of the prime rate plus 2% or 12% (with interest on balances outstanding more than one year increasing by 4% of the previous years rate). The rate of interest on the Credit Facilities will be influenced by changes in the prime rate and is sensitive to inflation and other economic factors. A significant increase in interest rates may have a negative impact on the earnings of the Company due to the variable interest rate under the Credit Facilities.

     The   following   table   sets   forth   the  Company's  Credit  Facilities
obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value ("FMV") at December 31, 1999 (in thousands).





                                       FOR THE YEAR ENDED DECEMBER 31,
                          ---------------------------------------------------------
                              2000        2001      2002          2003        2004     THEREAFTER        TOTAL           FMV
                          ------------   ------   --------   -------------   ------   ------------   -------------   -----------
Variable rate .........     $ 44,407      $ --     $ ---       $ 121,848      $ --        $ --         $ 166,255      $166,255
Average interest
 rate .................         8.56%       --        --           12.01%       --          --             11.09%           --

     The primary market risk facing VANTAS is interest rate risk on its credit agreement. The credit agreement bears interest ranging from LIBOR plus 3.0% to LIBOR plus 3.75% for a one, three or six month period at the election of VANTAS. The rate of interest on the credit agreement will be influenced by changes in short term rates and is sensitive to inflation and other economic factors. As significant increase in interest rates may have a negative impact on the earnings of VANTAS due to the variable interest under the credit agreement.

     Based on variable rate debt levels, a 10% increase in market interest rates throughout 1999 (approximately 50 basis points on a weighted average basis) would have an approximate 5.3% impact on VANTAS' interest expense, net for the year ended December 31, 1999.

     VANTAS has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of December 31, 1999, VANTAS had no other material exposure to market risk.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is included in Item 14 of this Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information contained in the section captioned "Proposal I: Election of Directors" of the Company's definitive proxy statement for the 2000 annual meeting of shareholders is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

     The   information   contained   in   the   section   captioned   "Executive
Compensation" of the Company's definitive proxy statement for the 2000 annual meeting of shareholders is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The   information   contained  in  the  section  captioned  "Principal  and
Management Stockholders" of the Company's definitive proxy statement for the 2000 annual meeting of shareholders is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained in the section captioned "Certain Relationships and Related Transactions" of the Company's definitive proxy statement for the 2000 annual meeting of the shareholders is incorporated herein by reference.


                                     III-1

                                    PART IV


ITEM 14. FINANCIAL STATEMENTS AND SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K

     (a) (1 and 2) Financial Statements and Schedules

     The following consolidated financial information is included as a separate section of this annual report on Form 10-K:





                                                                                    PAGE
                                                                                   ------
   Report of Independent Auditors ..............................................    IV-6
   Consolidated Balance Sheets as of December 31, 1999 and December 31, 1998 ...    IV-7
   Consolidated Statements of Operations for the years ended December 31, 1999,
     December 31, 1998 and the period July 15, 1997 (commencement of operations)
     to December 31, 1997 ......................................................    IV-8
   Consolidated Statements of Shareholders' Equity for the years ended December
     31, 1999, December 31, 1998 and the period July 15, 1997 (commencement of
     operations) to December 31, 1997 ..........................................    IV-9
   Consolidated Statements of Cash Flows for the years ended December 31, 1999,
     December 31, 1998 and the period July 15, 1997 (commencement of operations)
     to December 31, 1997. .....................................................   IV-10
   Notes to Consolidated Financial Statements ..................................   IV-11


     All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements and notes thereto.

(3) Exhibits

  EXHIBIT
  NUMBER                                                         DESCRIPTION
---------- ---------------------------------------------------------------------------------------------------------------------
 3.1(1)    Certificate of Incorporation
 3.2       Amended and Restated By-Laws of Registrant
 3.3(6)    Amended and Restated Certificate of Incorporation
 4.1(1)    Specimen Share Certificate of Common Stock
 4.2       Specimen Warrant W-1, dated December 7, 1999, in the name Elliot S. Cooperstone to purchase 100,000 shares of common stock
 4.3       Specimen Warrant W-2, dated December 7, 1999, in the name H. Thach Pham to purchase 100,000 shares of common stock
 4.4       Specimen Option O-1, dated December 7, 1999, in the name of Reckson Service Industries, Inc. to purchase 394,737 shares of common stock of
           eSourceOne, Inc. owned by Elliot S. Cooperstone
 4.5       Specimen Option O-2, dated December 7, 1999, in the name of Reckson Service Industries, Inc. to purchase 394,737 shares of common stock of
           eSourceOne, Inc. owned by H. Thach Pham
 4.9(14)   Certificate of Designations Establishing and Fixing the Rights of Series A-1 Cumulative Preferred Stock
 4.10(14)  Certificate of Designations Establishing and Fixing the Rights of Series A-2 Cumulative Preferred Stock
 4.11(14)  Certificate of Designations Establishing and Fixing the Rights of Series A-3 Cumulative Preferred Stock
 4.12(14)  Certificate of Designations Establishing and Fixing the Rights of Series A-4 Cumulative Preferred Stock
 4.13(14)  Certificate of Designations Establishing and Fixing the Rights of Series A-5 Cumulative Preferred Stock
 4.14(14)  Certificate of Designations Establishing and Fixing the Rights of Series A-6 Cumulative Preferred Stock
 4.16(14)  Specimen Warrant W-1, dated March 7, 2000, in the name Gorham Partners, L.P. to purchase 1,000,000 shares of common stock
 4.17(14)  Specimen  Warrant W-2, dated March 7, 2000, in the name Gorham Partners III, L.P. to purchase 30,000 shares of common stock
 4.18(14)  Specimen Warrant W-3, dated March 7, 2000, in the name Gorham Partners International,  Inc. to purchase 50,000 shares of common stock
10.0       Subscription Agreement as of February 7, 2000, by and between Reckson Service Industries, Inc. and VANTAS
           Incorporated
10.1(6)    Intercompany Agreement between Reckson Operating Partnership, L.P. and Reckson Service Industries, Inc. dated May
           13, 1998
10.2A      Amended and Restated Credit Agreement between Reckson Operating Partnership, L.P. and Reckson Service Industries,
           Inc. relating to the operations of
           Reckson Strategic Venture Partners, LLC dated August 4, 1999
10.2B      Amended and Restated Credit Agreement between Reckson Operating Partnership, L.P. and Reckson Service Industries,
           Inc. relating to the operations of
           Reckson Service Industries, Inc. dated August 4, 1999
10.2C(12)  Amendment to Amended and Restated Credit Agreements between Reckson Operating Partnership, L.P. and Reckson Service
           Industries dated November
           30, 1999
10.3(1)    Limited Liability Company Agreement of OnSite Ventures, LLC
10.4(1)    Limited Liability Company of RSVP Holdings, LLC
10.5A(1)   Operating Agreement of Reckson Strategic Venture Partners, LLC
10.5B(1)   Supplemental Agreement to Operating Agreement of Reckson Strategic Venture Partners, LLC
10.6(1)    Registration Rights Agreement between Reckson Service Industries, Inc. and certain affiliates thereof dated May 13,
           1998
10.7(6)    Loan Agreement regarding On-Site Convertible Loans
10.8A(1)   Stock Option Plan
10.8B(6)   1998 Employee Stock Option Plan
10.8C(7)   1999 Stock Option Plan
10.8D      2000 Employee Stock Option Plan
10.9(1)    Employment Agreement of Steven H. Shepsman
10.10(1)   Employment Agreement of Seth B. Lipsay
10.11(1)   Limited Liability Company Agreement of Interoffice Superholdings, LLC by and among Interoffice Superholdings, LLC,
           RSI I/O Holdings, Inc., JAH I/O,
           LLC and Rieger I/O LLC
10.12      Fifth Amended and Restated Stockholders' Agreement, dated by and among VANTAS Incorporated and certain securityholders identified therein
10.13(2)   Letter Agreement dated November 9, 1998 by and between JAH I/O LLC and Reckson Management Group, Inc., Reckson
           Service Industries, Inc., RSI I/O
           Holdings, Inc., and Reckson Office Centers, LLC
10.14(2)   Letter Agreement by and between Reckson Service Industries, Inc., and RFIA, LLC
10.15(3)   Amended and Restated Operating Agreement of Assisted Living Investments LLC
10.16(4)   Operating Agreement of Dominion Venture Group LLC
10.17(5)   Agreement and Plan of Merger by and among Alliance National Incorporated, Alliance Holding Inc., Interoffice
           Superholdings Corporation and Interoffice
           Superholdings, LLC
10.18(5)   Agreement and Plan of Merger by and among Alliance National Incorporated, ANI Holdings, Inc., Reckson Executive
           Centers, Inc., and Reckson Office
           Centers, LLC
10.19(6)   $44 million Senior Secured Promissory Note of On-Site Ventures, LLC
10.20(8)   Investor Rights Agreement, by and among OnSite Access, Inc. and certain investors and individuals within management
10.21(8)   Voting Agreement, by and among OnSite Access, Inc. and certain investors
10.22(8)   Purchase Agreement regarding Series B, Series C and Series D Preferred Stock of OnSite Access, Inc.
10.23(9)   Series D Convertible Preferred Stock Securities Purchase Agreement, dated as of July 29, 1999 by and among VANTAS
           Incorporated and several
           Purchasers
10.24(10)  Stock Purchase Agreement, dated as of August 10, 1999, by and among eSourceOne, Inc., Reckson Service Industries,
           Inc. and RSI ESO, Inc.
10.25(10)  Registration Rights Agreement, dated as of August 10, 1999, by and among eSourceOne, Inc., Reckson Service
           Industries, Inc., RSI ESO, Inc., Elliott S.
           Cooperstone and H. Thach Pham
10.26(10)  Stockholders' Agreement, dated as of August 10, 1999, by and among eSourceOne, Inc. and certain stockholders
10.27(11)  Stock Purchase Agreement, dated as of August 19, 1999, among Reckson Service Industries, Inc., RSI I/O Holdings,
           Inc., Cahill, Warnock Strategic Partners
           Fund L.P., Strategic Associates, L.P. and David L. Warnock
10.28(11)  Letter Agreement, dated as of September 23, 1999, among Reckson Service Industries, Inc., RSI I/O Holdings, Inc.,
           RSI-OnSite Holdings LLC, RSI-OSA
           Holdings, Inc., JAH Realties, L.P., Veritech Ventures LLC and JAH I/O LLC
10.29(11)  Letter of Amendment to Letter Agreement, dated as of September 23, 1999, among Reckson Service Industries, Inc., RSI
           I/O Holdings, Inc., RSI-OnSite
           Holdings LLC, RSI-OSA Holdings, Inc., JAH Realties, L.P., Veritech Ventures LLC and JAH I/O LLC

   EXHIBIT
   NUMBER                                                       DESCRIPTION
------------ -------------------------------------------------------------------------------------------------------------------
10.30(12)    Credit Agreement, dated November 30, 1999, by and among Reckson Service Industries, Inc. and Warburg Dillon Read,
             LLC and UBS AG, Stamford
             Branch
10.31(12)    Equity Interest Pledge and Security Agreement, dated November 30, 1999, by and among the parties therein and UBS
             AG, Stamford Branch
10.32(12)    Interest Rate Cap Agreement, Pledge and Security Agreement, dated November 30, 1999, among Reckson Service
             Industries, Inc. and Warburg Dillon
             Read, LLC and UBS AG, Stamford Branch
10.33(12)    November 30, 1999 Promissory Note for $60,000,000 to the order of UBS AG, Stamford Branch
10.34(13)    Agreement and Plan of Merger by and among HQ Global Workplaces, Inc. and CarrAmerica Realty Corporation and VANTAS
             Incorporated and Reckson
             Service Industries, Inc., dated as of January 20, 2000
10.35(13)    Stock Purchase Agreement between CarrAmerica Realty Corporation and Reckson Service Industries, Inc., dated as of
             January 20, 2000
10.36(13)    Stock Purchase Agreement among CarrAmerica Realty Corporation, OmniOffices (UK) Limited and OmniOffices (Lux) 1929
             Holding Company S.A. and
             VANTAS Incorporated and Reckson Service Industries, Inc., dated as of January 20, 2000
10.37(8)     Certificate of Designation of Series A, Series B, Series C and Series D Preferred Stock of OnSite Access, Inc.
10.38(13)    Form of Stockholders Agreement by and among HQ Global Workplaces, Inc., Reckson Service Industries, Inc.,
             CarrAmerica Realty Corporation and
             certain other stockholders of HQ Global Workplaces, Inc.
10.39        Amended and Restated Credit Agreement among VANTAS, Various Banks, and Paribas, as agent, dated as of January 16,
             1997, as amended and restated
             as of November 6, 1998 and August 3, 1999
10.40        Exchange Agreement, dated December 7, 1999, by and among Reckson Service Industries, Inc., Elliot S. Cooperstone
             and H. Thach Pham
10.41        Warrant Registration Rights Agreement, dated December 7, 1999, by and among Reckson Service Industries, Inc.,
             Elliot S. Cooperstone and H. Thach
             Pham
10.42(14)    Warrant Registration Rights Agreement, dated as of March 7, 2000 between Reckson Service Industries, Inc., and
             Gotham Partners, L.P., Gotham Partners,
             III, L.P. and Gotham Partners International, Ltd.
12.1         Statement of Ratios of Earnings to Fixed Charges
21.1         Statement of Subsidiaries of Reckson Service Industries, Inc.
23.0         Consent of Independent Accountants
24.1         Powers of Attorney (included in Part IV of this Form 10-K)
27.0         Financial Data Schedule

----------
(1) Previously filed as an exhibit to Registration Statement on Form S-1 (No. 333-44419) and incorporated herein by reference.


(2) Previously filed as an exhibit to the Company's Form 8-K filed with the SEC on January 25, 1999 and incorporated herein by reference.


(3) Previously filed as an exhibit to the Company's Form 8-K filed with the SEC on September 8, 1998 and incorporated herein by reference.


(4) Previously filed as an exhibit to the Company's Form 8-K filed with the SEC on September 11, 1998 and incorporated herein by reference.


(5) Previously filed as an exhibit to the Company's Form 8-K filed with the SEC on December 1, 1998 and incorporated herein by reference.


(6) Previously filed as an exhibit to the Company's Form 10-K filed with the SEC on March 31, 1999 and incorporated herein by reference.


(7) Previously filed as an exhibit to Registration Statement on Form S-8 filed with the SEC on July 29, 1999 and incorporated herein by reference.


(8) Previously filed as an exhibit to the Company's Form 8-K filed with the SEC on July 16, 1999 and incorporated herein by reference.


(9) Previously filed as an exhibit to the Company's Form 8-K filed with the SEC on August 31, 1999 and incorporated herein by reference.


(10) Previously filed as an exhibit to the Company's Form 8-K filed with the SEC on September 1, 1999 and incorporated herein by reference.


(11) Previously filed as an exhibit to the Company's Form 8-K filed with the SEC on October 12, 1999 and incorporated herein by reference.


(12) Previously filed as an exhibit to the Company's Form 8-K filed with the SEC on December 13, 1999 and incorporated herein by reference.


(13) Previously filed as an exhibit to the Company's Form 8-K filed with the SEC on January 25, 2000 and incorporated herein by reference.


(14) Previously filed as an exhibit to the Company's Form 8-K filed with the SEC on March 28, 2000 and incorporated herein by reference.

(3) Exhibits
(b) Reports on Form 8-K

On October 12, 1999, the Company filed a report on Form 8-K with respect to a stock purchase agreement with Cahill, Warnock Strategic Partners Fund, L.P., Strategic Associates, L.P., and David L. Warnock to purchase VANTAS Incorporated stock.


On October 14, 1999, the Company filed a report on Form 8-K announcing the lapse of a right of first refusal of certain VANTAS shareholders pursuant to the terms of a stockholder's agreement.


On October 28, 1999, the Company filed a report on Form 8-K with respect to the purchase of an entity which indirectly owns shares of OnSite Access, Inc., from a certain affiliate.


On December 13, 1999, the Company filed a report on Form 8-K announcing a secured credit facility with Warburg Dillon Read, LLC, as Arranger and UBS AG, Stamford Branch as Administrative Agent.


On December 13, 1999, the Company filed a report on Form 8-K relating to the filing of proforma financial statements with respect to the purchase of shares to increase the Company's ownership interest in VANTAS Incorporated.


On December 29, 1999, the Company filed a report on Form 8-K relating to the underwritten public offering on December 16, 1999.

                                  SIGNATURES

     Pursuant  to  the  requirements  of  Section  13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2000.


                   FRONTLINE CAPITAL GROUP



                                     By:   /s/ Scott Rechler
                                          -------------------------------------

                                            (Scott Rechler)
                                          President,   Chief  Executive  Officer
                                          and Director

KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors of FrontLine Capital Group, hereby severally constitute Scott H. Rechler, Mitchell D. Rechler and Michael Maturo, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Form 10-K filed herewith and any and all amendments to said Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable FrontLine Capital Group to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10-K and any and all amendments thereto.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





           NAME                                       TITLE                                  DATE
--------------------------   -------------------------------------------------------   ---------------
/s/ Scott H. Rechler         President, Chief Executive Officer and Director           March 29, 2000
---------------------
 (Scott H. Rechler)
/s/ Michael Maturo           Executive Vice President, Chief Financial Officer and     March 29, 2000
---------------------
                             Director (Principal Financial Officer and Accounting
 (Michael Maturo)
                             Officer)
/s/ Donald J. Rechler        Chairman of the Board and Director                        March 29, 2000
---------------------
 (Donald J. Rechler)
/s/ Roger M. Rechler         Member of Management Advisory Committee and               March 29, 2000
---------------------
                             Director
 (Roger M. Rechler)
/s/ Mitchell d.. Rechler     Secretary, Member of Management Advisory                  March 29, 2000
---------------------
                             Committee and Director
 (Mitchell D. Rechler)
/s/ Gregg M.. Rechler        Member of Management Advisory Committee and               March 29, 2000
---------------------
                             Director
 (Gregg M. Rechler)
/s/ Paul Amoruso             Independent Director                                      March 29, 2000
---------------------
 (Paul Amoruso)
/s/ Ronald Cooper            Independent Director                                      March 29, 2000
---------------------
 (Ronald Cooper)

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Reckson Service Industries, Inc.

     We have audited the accompanying consolidated balance sheets of Reckson Service Industries, Inc. and Subsidiaries (d/b/a FrontLine Capital Group) as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended December 31, 1999 and 1998 and for the period for July 15, 1997 (commencement of operations) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reckson Service Industries, Inc. and Subsidiaries (d/b/a FrontLine Capital Group) as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for the years ended December 31, 1999 and 1998 and for the period from July 15, 1997 (commencement of operations) to December 31, 1997, in conformity with accounting principles generally accepted in the United States.

                   ERNST & YOUNG LLP
New York, New York
February 22, 2000

               RECKSON SERVICE INDUSTRIES, INC. AND SUBSIDIARIES
                        (D/B/A FRONTLINE CAPITAL GROUP)
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)





                                                                           DECEMBER 31,
                                                                   ----------------------------
                                                                        1999           1998
                                                                   -------------   ------------
ASSETS:
Current Assets:
Cash and cash equivalents ......................................     $  32,740       $  2,026
Restricted cash (Notes 2 and 6) ................................        21,572             --
Accounts receivable, net of allowance for doubtful accounts of
 $861 in 1999...................................................         8,426             --
Other current assets ...........................................        16,008             --
                                                                     ---------       --------
   Total Current Assets ........................................        78,746          2,026
Ownership interests in and advances to Partner Companies
 (Note 3) ......................................................        61,207         30,277
Other ownership interest (Note 9) ..............................        36,626         15,561
Intangible assets (net) (Note 2) ...............................       239,412             --
Property and equipment (net) (Note 2) ..........................        80,425            100
Other assets (net) (Notes 2 and 8) .............................        45,567         10,879
                                                                     ---------       --------
   TOTAL ASSETS ................................................     $ 541,983       $ 58,843
                                                                     =========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Accounts payable and accrued expenses ..........................     $  51,383       $  1,894
Current portion of notes payable (Note 6) ......................        12,500             --
Deferred rent payable (Note 10) ................................         2,165             --
Other current liabilities ......................................         1,139             --
                                                                     ---------       --------
   Total Current Liabilities ...................................        67,187          1,894
Credit facilities with related parties (Note 8) ................       121,848         40,981
Secured credit facility (Note 5) ...............................        44,407             --
Notes payable (Note 6) .........................................       108,125             --
Deferred rent payable (Note 10) ................................        22,794             --
Other liabilities ..............................................        28,175             --
                                                                     ---------       --------
   TOTAL LIABILITIES ...........................................       392,536         42,875
                                                                     ---------       --------
MINORITY INTEREST ..............................................        35,338             --
COMMITMENTS AND CONTINGENCIES (NOTES 8 AND 10) .................            --             --
SHAREHOLDERS' EQUITY: (NOTES 1 AND 7)
Preferred stock, $.01 par value 25,000,000 shares authorized,
 none issued ...................................................            --             --
Common stock, $.01 par value, 100,000,000 shares authorized,
 30,672,794 and 24,685,514 shares issued and outstanding, at
 December 31, 1999 and December 31, 1998, respectively .........           307            247
Additional paid in capital .....................................       162,054         24,126
Accumulated deficit ............................................       (48,252)        (8,405)
                                                                     ---------       --------
   TOTAL SHAREHOLDERS' EQUITY                                          114,109         15,968
                                                                     ---------       --------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..................     $ 541,983       $ 58,843
                                                                     =========       ========


         (See accompanying notes to consolidated financial statements)

               RECKSON SERVICE INDUSTRIES, INC. AND SUBSIDIARIES
                        (D/B/A FRONTLINE CAPITAL GROUP)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)





                                                                                                        FOR THE PERIOD
                                                                                                         JULY 15, 1997
                                                                FOR THE               FOR THE          (COMMENCEMENT OF
                                                               YEAR ENDED            YEAR ENDED         OPERATIONS) TO
                                                           DECEMBER 31, 1999     DECEMBER 31, 1998     DECEMBER 31, 1997
                                                          -------------------   -------------------   ------------------
OPERATING REVENUES:
Executive office suite income .........................       $   124,564           $        --            $   --
Support services and other (Note 8) ...................            90,812                   336                --
                                                              -----------           -----------            ------
 TOTAL OPERATING REVENUES .............................           215,376                   336                --
                                                              -----------           -----------            ------

OPERATING EXPENSES:
Cost of revenue .......................................           175,454                    --                --
Partner Company general and administrative expenses.               11,995                    --                --
                                                              -----------           -----------            ------
 TOTAL OPERATING EXPENSES .............................           187,449                    --                --
                                                              -----------           -----------            ------
 PARTNER COMPANY OPERATING INCOME .....................            27,927                   336                --
                                                              -----------           -----------            ------
OTHER INCOME ( EXPENSES):
Merger and integration costs (Note 2) .................           (26,730)                   --                --
Corporate general and administrative expenses .........            (9,509)               (2,613)             (479)
Depreciation and amortization .........................           (15,680)               (1,260)                 (8)
Amortization of deferred charges (Note 7) .............            (8,455)                   --                --
Interest (expense) income (Note 8) ....................           (18,432)                 (644)                6
                                                              -----------           -----------            --------
LOSS BEFORE BENEFIT FOR INCOME TAXES, MINORITY INTEREST
 AND EQUITY IN EARNINGS (LOSS) OF PARTNER COMPANIES
 AND OTHER OWNERSHIP INTEREST .........................           (50,879)               (4,181)             (481)
Benefit for income taxes ..............................             2,841                    --                --
                                                              -----------           -----------            --------
LOSS BEFORE MINORITY INTEREST AND EQUITY IN EARNINGS
 (LOSS) OF PARTNER COMPANIES AND OTHER OWNERSHIP
 INTEREST .............................................           (48,038)               (4,181)             (481)
Minority interest .....................................            18,790                    --                --
Equity in earnings (loss) of Partner Companies and
 other ownership interest (Note 3) ....................           (10,599)               (3,966)              223
                                                              -----------           -----------            --------
NET LOSS ..............................................       $   (39,847)          $    (8,147)           $ (258)
                                                              ===========           ===========            ========
Basic and diluted net loss per weighted average
 common share .........................................       $     (1.56)          $      (.56)           $   --
                                                              ===========           ===========            ========
Basic and diluted weighted average common shares
 outstanding ..........................................        25,600,985            14,522,513                --
                                                              ===========           ===========            ========

         (See accompanying notes to consolidated financial statements)

               RECKSON SERVICE INDUSTRIES, INC. AND SUBSIDIARIES
                        (D/B/A FRONTLINE CAPITAL GROUP)
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                (IN THOUSANDS)





                                                                                                       TOTAL
                                                      COMMON   ADDITIONAL PAID IN   ACCUMULATIVE   SHAREHOLDERS'
                                                       STOCK         CAPITAL           DEFICIT        EQUITY
                                                     -------- -------------------- -------------- --------------
Initial capitalization, July 15, 1997 ..............   $ --         $  4,480         $      --      $   4,480
Net Loss ...........................................     --               --              (258)          (258)
                                                       ----         --------         ---------      ---------
Shareholders' equity, December 31,1997 .............     --            4,480              (258)         4,222
Distribution of shares .............................     41               --                --             41
Proceeds from rights offering, net of costs of
 $1,296.............................................    206           19,646                --         19,852
Net loss ...........................................     --               --            (8,147)        (8,147)
                                                       ----         --------         ---------      ---------
Shareholders' equity, December 31, 1998 ............    247           24,126            (8,405)        15,968
Issuance of common stock ...........................     44           71,923                --         71,967
Proceeds from the exercise of employee options.           2              274                --            276
Issuance of Warrants (Note 3) ......................     --            2,172                --          2,172
Proceeds from public offering, net of costs of
 $4,348.............................................     14           63,559                --         63,573
Net loss ...........................................     --               --           (39,847)       (39,847)
                                                       ----         --------         ---------      ---------
Shareholders' equity, December 31, 1999 ............   $307         $162,054         $ (48,252)     $ 114,109
                                                       ====         ========         =========      =========

         (See accompanying notes to consolidated financial statements)

               RECKSON SERVICE INDUSTRIES, INC. AND SUBSIDIARIES
                        (D/B/A FRONTLINE CAPITAL GROUP)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)



                                                                                                              FOR THE PERIOD
                                                                                                               JULY 15, 1997
                                                                    FOR THE YEAR          FOR THE YEAR       (COMMENCEMENT OF
                                                                       ENDED                 ENDED            OPERATIONS) TO
                                                                 DECEMBER 31, 1999     DECEMBER 31, 1998     DECEMBER 31, 1997
                                                                -------------------   -------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss ....................................................       $  (39,847)            $  (8,147)            $   (258)
Adjustments to reconcile net loss to net cash provided
 by (used in) operating activities:
 Amortization and depreciation ..............................           15,680                    39                    8
 Equity in (earnings) loss of Partner Companies and
   other ownership interest .................................           10,599                 3,966                 (223)
 Minority interest ..........................................          (18,790)                   --                   --
 Benefit for income taxes ...................................           (2,841)                   --                   --
 Non-cash compensation ......................................           18,000                    --                   --
Changes in operating assets and liabilities:
 Accounts receivable, net ...................................           (1,329)                   --                   --
 Other assets ...............................................           (6,532)               (1,453)                 (30)
 Equipment ..................................................             (341)                 (115)                  --
 Deferred rent ..............................................            4,889                    --                   --
 Organization and pre-acquisition costs .....................               --                   658                 (690)
 Accounts payable and accrued expenses ......................           32,762                 1,774                  119
 Other liabilities ..........................................               88                    --                   --
 Affiliates receivables .....................................            7,427               (11,741)               2,345
                                                                    ----------             ---------             --------
Net cash provided by (used in) operating activities .........           19,765               (15,019)               1,271
                                                                    ----------             ---------             --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisitions of Executive Office Suite Centers .............          (88,870)                   --                   --
 Restricted cash ............................................          (10,318)                   --                   --
 Acquisition of ownership interests and advances to
   Partner Companies ........................................         (111,572)              (30,077)                (325)
 Other ownership interest ...................................          (20,760)              (13,882)              (1,674)
                                                                    ----------             ---------             --------
Net cash used in investing activities .......................         (231,520)              (43,959)              (1,999)
                                                                    ----------             ---------             --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock, net ..............................           69,911                    --                   --
 Capital contributions ......................................               --                    --                  857
 Deferred financing costs ...................................           (4,398)                   --                   --
 Costs of capital ...........................................             (457)                   --                   --
 Net proceeds from credit facilities with related
   parties ..................................................          128,492                40,982                   --
 Capital leases .............................................           (2,226)                   --                   --
 Exercise of options ........................................            3,125                    --                   --
 Net proceeds from secured credit facility ..................           44,407                    --                   --
 Net proceeds from rights offering ..........................               --                19,893                   --
                                                                    ----------             ---------             --------
 Net cash provided by financing activities ..................          238,854                60,875                  857
                                                                    ----------             ---------             --------
CASH AND CASH EQUIVALENTS:
 Net increase ...............................................           27,099                 1,897                  129
 Beginning of year ..........................................            5,641                   129                   --
                                                                    ----------             ---------             --------
 End of year ................................................       $   32,740             $   2,026             $    129
                                                                    ==========             =========             ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the year for interest .....................       $   14,253             $     816             $     --
                                                                    ==========             =========             ========
 Cash paid during the year for income taxes .................       $    2,009             $      --             $     --
                                                                    ==========             =========             ========


         (See accompanying notes to consolidated financial statements)

               RECKSON SERVICE INDUSTRIES, INC. AND SUBSIDIARIES
                        (D/B/A FRONTLINE CAPITAL GROUP)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1999 AND 1998

1. DESCRIPTION OF THE COMPANY

     Reckson Service Industries, Inc. and Subsidiaries d/b/a FrontLine Capital Group ("FrontLine" or the "Company"), was formed on July 15, 1997. FrontLine is a publicly-traded operating company that identifies, acquires interests in, and develops a network of business-to-business ("B2B") e-commerce and e-service companies (the "Partner Companies") that service small and medium sized enterprises, independent professionals and the mobile workforce of larger companies.

     The Company acquires significant, long-term stakes in targeted Partner Companies, which it incorporates into a collaborative network of e-commerce and e-services companies, seeking to accelerate their growth and increasing their likelihood of success. FrontLine has developed an extensive e-Cooperative platform that allows its Partner Companies to benefit from its operational and management resources and experience, the Company's extensive customer base as well as gain significant synergies from other existing and future Partner Companies. The e-Cooperative consists of the:

   o enterprise  Development  Group  ("eDG")  --  eDG offers strategic guidance,
     organizational   design,   human   resources,   recruiting  and  technology
     assistance to its Partner Companies,

   o Collaborative  network  of  Partner  Companies -- Enables Partner Companies
     to   share   collective   knowledge  and  benefit  from  cross-selling  and
     cross-marketing business development opportunities,

   o Advisory   Board   --   The   Advisory   Board   of   independent  industry
     professionals will supplement FrontLine's eDG by providing management guidance to Partner Companies and sourcing new business opportunities.

The Company's strategy is to continue to expand its network of Partner Companies and its e-Cooperative platform by pursuing additional acquisitions that complement and enhance the overall network. FrontLine seeks to add significant value to its Partner Companies with the goal of creating industry leaders that have the potential to become public companies, act as industry consolidators or merge with the proper strategic partners. FrontLine targets early stage companies that can benefit from FrontLine's entire franchise and therefore have the potential to create significant value for FrontLine.

     FrontLine seeks to focus its future acquisitions in the Internet sector by targeting three types of B2B e-commerce and e-services companies:

   o Internet-based outsourcing (i.e. companies that utilize the Internet to enable the outsourcing of non-core business functions),

   o e-commerce and infrastructure (i.e. companies that primarily deliver or enable the delivery of goods and services over the Internet),

   o Virtual   office   solutions   (i.e.  companies  that  combine  a  physical
     infrastructure with an Internet enabled model to enhance the delivery of their services).

Although the Company refers to the companies in which it has acquired an equity and cost ownership interest as its "Partner Companies" and that it has a "partnership" with these companies, it does not act as an agent or legal representative for any of these companies, it does not have the power or authority to legally bind any of its Partner Companies and it does not have the types of liabilities in relation to its Partner Companies that a general partner of a partnership would have.

               RECKSON SERVICE INDUSTRIES, INC. AND SUBSIDIARIES
                        (D/B/A FRONTLINE CAPITAL GROUP)
                   DECEMBER 31, 1999 AND 1998 - (CONTINUED )

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


BASIS OF PRESENTATION

     The   accompanying   consolidated   financial   statements   present   the
consolidated financial position of the Company and its majority owned subsidiaries, VANTAS Incorporated ("VANTAS") and OneXstream.com, Inc. at December 31, 1999 and 1998 and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998 and for the period July 15, 1997 to December 31, 1997. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.


CHANGE IN ACCOUNTING PRINCIPLE

     In 1999, the Company changed its balance sheet presentation to a classified balance sheet. The balance sheet in prior years, beginning in 1998, was presented as unclassified. The new method was adopted in conjunction with the consolidation of VANTAS, a service company, and has been applied to the prior year's balance sheet to conform to the 1999 presentation. The change has no effect on the consolidated statement of operations.

ACCOUNTING FOR OWNERSHIP INTERESTS IN PARTNER COMPANIES AND OTHER OWNERSHIP INTEREST

     The interests that FrontLine acquires in its Partner Companies and other ownership interest are accounted for under one of three methods: consolidation, equity method and cost method. The applicable accounting method is generally determined based on the Company's voting interest and rights in a Partner Company.

     Consolidation. Partner Companies in which the Company directly or indirectly owns more than 50% of the outstanding voting securities are generally accounted for under the consolidation method of accounting. Under this method, a Partner Company's results of operations are reflected within the Company's Consolidated Statements of Operations. All significant inter-company accounts and transactions have been eliminated. Participation of other Partner Company shareholders in the earnings or losses of a consolidated Partner
Company are reflected in the caption "Minority interest" in the Company's Consolidated Statements of Operations. Minority interest adjusts the Company's consolidated results of operations to reflect only the Company's share of the earnings or losses of the consolidated Partner Company.

     Equity Method. Partner Companies and other ownership interests whose results are not consolidated, but over whom the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to a Partner Company or other ownership interest depends on an evaluation of several factors including, among others, representation on the Partner Company's or other ownership interest's Board of Directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the Partner Company and other ownership interests, including voting rights associated with the Company's holdings in common, preferred and any other convertible instruments in the Partner Company and other ownership interests. Under the equity method of accounting, a Partner Company's or other ownership interest's accounts are not reflected within the Company's Consolidated Statements of Operations; however, FrontLine's share of the earnings or losses of the Partner Company or other ownership interest is reflected in the caption "Equity in earnings (loss) of Partner Companies and other ownership interests" in the Consolidated Statements of Operations.

     The amount by which the Company's carrying value exceeds its share of the underlying net assets of Partner Companies or other ownership interests accounted for under the consolidation or equity method of accounting is amortized on a straight-line basis over 30 years which adjusts the Company's share of the Partner Company's or other ownership interest's earnings or losses.

               RECKSON SERVICE INDUSTRIES, INC. AND SUBSIDIARIES
                        (D/B/A FRONTLINE CAPITAL GROUP)
                    DECEMBER 31, 1999 AND 1998 - (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

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

     The Company continually evaluates the carrying value of its ownership interests in and advances to each of its Partner Companies for possible impairment based on achievement of business plan objectives and milestones, the value of each ownership interest in the Partner Company relative to carrying value, the financial condition and prospects of the Partner Company, and other relevant factors. The business plan objectives and milestones the Company considers include, among others, those related to financial performance such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature such as the launching of a web site, business development activities, or the hiring of key employees. The fair value of the Company's ownership interests in and advances to privately held Partner Companies is generally determined based on the value at which independent third parties have invested or have committed to invest in the Partner Companies.


CASH AND CASH EQUIVALENTS

     The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.


RESTRICTED CASH

     VANTAS has restricted cash of approximately $21.6 million that was held at December 31, 1999 for future acquisitions of executive office suite centers.


REVENUE RECOGNITION

     The Company's operating revenues for the year ended December 31, 1999 were primarily attributable to VANTAS. VANTAS' revenue is derived primarily from the operation of their executive office suites and the range of telecommunication and business support services provided to clients, and are recognized as the related services are provided.


RECEIVABLES AND CONCENTRATION OF CREDIT RISK

     VANTAS performs credit evaluations of its clients and generally requires at least two months' rent as a security deposit. VANTAS facilities are located primarily throughout the United States, which limits VANTAS' exposure to certain economic risks, based upon local economic conditions.

               RECKSON SERVICE INDUSTRIES, INC. AND SUBSIDIARIES
                        (D/B/A FRONTLINE CAPITAL GROUP)
                    DECEMBER 31, 1999 AND 1998 - (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

     VANTAS' cash balances are held primarily at one financial institution and may, at times, exceed insurable amounts. VANTAS believes it mitigates its risk by investing in or through a major financial institution. Recoverability would be dependent upon the performance of the institution.

PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets which range from five to seven years. Leasehold improvements are amortized over the lesser of the term of the related lease or the estimated useful lives of the assets. As of December 31, 1999, accumulated depreciation was approximately $14.0 million.

     If there is an event or a change in circumstance that indicates that the basis of the Company's long-lived assets may not be recoverable, the Company's policy is to assess any impairment in value by making a comparison of the current and projected operating cash flows of the asset over its remaining useful life, on an undiscounted basis, to the carrying amount of the asset. Such carrying amount would be adjusted, if necessary, to reflect an impairment in the value of the assets.

DEFERRED FINANCING COSTS

     The  Company  has  amortized  deferred financing costs over the term of the
related   debt.   As   of   December  31,  1999,  accumulated  amortization  was
approximately $2.0 million.

INTANGIBLE ASSETS

     Intangible assets consist primarily of goodwill which is the excess of the purchase price over the net assets of acquired companies by FrontLine and is being amortized on the straight-line method primarily over 30 years. As of December 31, 1999 accumulated amortization was approximately $9.0 million.

     If there is an event or change in circumstances that indicates that the basis of FrontLine's long-lived intangibles may not be recoverable, FrontLine's policy is to assess any impairment in value by making a comparison of the current and projected operating cash flows of the business center for which the intangible relates over its remaining useful life, on an undiscounted basis, to the carrying amount of the intangible. Such carrying amount would be adjusted, if necessary, to reflect an impairment in the value of the intangible assets.

RENT EXPENSE

     Generally accepted accounting principles require that rent expense be recognized on a straight-line basis over the term of the related lease. The difference between the rent expense recognized for financial reporting purposes and the actual payments made in accordance with the lease agreement is recognized as a deferred rent liability.

MERGER AND INTEGRATION COSTS

     VANTAS incurred merger and integration costs during the year ended December 31, 1999 in connection with its merger with FrontLine. Such charges consisted primarily of compensation expense, professional fees, business process re-engineering and other integration costs.

STOCK BASED COMPENSATION

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options and grants because the alternative fair value accounting provided for under Financial Accounting Standard Board ("FASB") Statement No. 123, "Accounting for Stock-Based
Compensation," ("FAS 123") requires the use of option valuation models that were not developed for use in valuing employee stock options.

               RECKSON SERVICE INDUSTRIES, INC. AND SUBSIDIARIES
                        (D/B/A FRONTLINE CAPITAL GROUP)
                    DECEMBER 31, 1999 AND 1998 - (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

INCOME TAXES

     At inception, the Company adopted SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"), which prescribes an asset and liability method of accounting for income taxes. Under SFAS 109, deferred tax assets are recognized for temporary differences that will result in deductible amounts in future years. A valuation allowance is recognized if it is more likely than not that some portion of the deferred asset will not be recognized. The Company has recognized a deferred tax asset of $9.9 million attributable to VANTAS at December 31, 1999. The remaining deferred tax assets at December 31, 1999 and 1998 have been reserved for 100% due to the uncertainty as to whether these assets will have benefit in future periods.

     VANTAS accounts for income taxes under the liability method which requires recognition of deferred tax assets and liabilities based upon the expected future tax consequences of events included in VANTAS' financial statements and tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. At December 31, 1999, VANTAS recognized a current income tax benefit of approximately $2.8 million.


EARNINGS PER SHARE

     In 1997, the FASB issued Statement No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented to conform to the SFAS 128 requirements.


COMPREHENSIVE INCOME

     In 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income ("SFAS 130") which is effective for fiscal years beginning after December 15, 1997. SFAS 130 established standards for reporting comprehensive income and its components in a full set of general-purpose financial statements. SFAS 130 requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The adoption of this standard had no impact on the Company's financial position or results of operations.


FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107, "Disclosures About Fair Value of Financial Instruments" requires FrontLine to disclose the estimated fair values of its financial instrument assets and liabilities. The carrying amounts approximate fair value for cash and cash equivalents because of the short maturity of those instruments. For the loans payable to affiliates and others, the estimated fair value approximates the recorded balance.


DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

     In 1997, the FASB issued Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") which is effective for fiscal years beginning after December 15, 1997. SFAS 131 establishes standards for reporting information about operating segments in annual financial statements and in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of this standard had no impact on the Company's financial position or results of operations, but did effect the disclosure of segment information, see Note 13.

               RECKSON SERVICE INDUSTRIES, INC. AND SUBSIDIARIES
                        (D/B/A FRONTLINE CAPITAL GROUP)
                    DECEMBER 31, 1999 AND 1998 - (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

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


3. OWNERSHIP INTERESTS IN PARTNER COMPANIES

Partner Companies at December 31, 1999 and December 31, 1998 included:


                                                             VOTING OWNERSHIP ON A BASIC  VOTING OWNERSHIP ON A DILUTED
                                                                        BASIS                        BASIS
                                                            ----------------------------- ----------------------------
                                   PARTNER     APPLICABLE
                                   COMPANY     ACCOUNTING    DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                    SINCE        METHOD          1999           1998           1999           1998
                                  --------- --------------- -------------- -------------- -------------- -------------
AdOutlet.com ....................   1999          Cost            12%           N/A             10%           N/A
CommerceInc. Corporation ........   1999         Equity           31%           N/A             26%           N/A
DitigalWork.com .................   1999          Cost            <1%           N/A             <1%           N/A
EmployeeMatters, Inc. ...........   1999         Equity           53%           N/A             45%           N/A
Giftcertificates.com ............   1999          Cost            <1%           N/A             <1%           N/A
LiveCapital.com .................   2000          Cost           **4%           N/A            **4%           N/A
Neo Carta Ventures ..............   1999          Cost             4%           N/A              4%           N/A
OneXstream.com, Inc. ............   1998     Consolidation        93%           59%             80%           59%
OnSite Access, Inc. .............   1997         Equity           37%           1%              22%           1%
Opus360 Corporation .............   1999          Cost            <1%           N/A             <1%           N/A
RealtyIQ.com ....................   1999         Equity           68%           N/A             54%           N/A
UpShot.com ......................   2000         Equity         **20%           N/A            **18%          N/A
VANTAS Incorporated .............   1998     Consolidation       *84%           21%            *76%           21%

----------
*  Included additional ownership interest acquired in January 2000.

** Ownership interest acquired in February 2000.


     The Company's ownership interests in Partner Companies are classified according to the applicable accounting method utilized at December 31, 1999 and 1998. The carrying value represents the Company's acquisition cost less any impairment charges, plus or minus the Company's share of such Partner Companies' income or loss. The cost basis represents the Company's acquisition costs less any impairment charges in such Partner Companies. The Company's ownership interests in and advances to Partner Companies accounted for under the equity method or cost method of accounting are as follows (in thousands):

               RECKSON SERVICE INDUSTRIES, INC. AND SUBSIDIARIES
                        (D/B/A FRONTLINE CAPITAL GROUP)
                    DECEMBER 31, 1999 AND 1998 - (CONTINUED)

3. OWNERSHIP INTERESTS IN PARTNER COMPANIES - (CONTINUED)


                                 DECEMBER 31, 1999                DECEMBER 31, 1998
                          -------------------------------   ------------------------------
                           CARRYING VALUE     COST BASIS     CARRYING VALUE     COST BASIS
                          ----------------   ------------   ----------------   -----------
Equity Method .........        $54,807          $65,741          $30,277         $30,402
Cost Method ...........          6,400            6,400               --              --
                               -------                           -------
                               $61,207                           $30,277
                               =======                           =======

     The following are the Company's summarized earnings/(losses) on ownership interests in Partner Companies (in thousands):

                                                                                            FOR THE PERIOD
                                                                                             JULY 15, 1997
                                                                                           (COMMENCEMENT OF
                                             FOR THE YEAR ENDED     FOR THE YEAR ENDED      OPERATIONS) TO
                                              DECEMBER 31, 1999      DECEMBER 31, 1998     DECEMBER 31, 1997
                                            --------------------   --------------------   ------------------
VANTAS and predecessor entities .........        $      --                $ (95)                 $  --
OnSite Access, Inc. and predecessor
 entity .................................           (8,137)                 (30)                    --
EmployeeMatters,Inc. ....................           (2,230)                  --                     --
CommerceInc. Corporation ................             (526)                  --                     --
RealtyIQ.com ............................              (11)                  --                     --
Other ownership interests ...............               --                  119                    223
                                                 ---------                -----                  -----
Net income (loss) on ownership interests
 in Partner Companies ...................        $ (10,904)               $  (6)                 $ 223
                                                 =========                =====                  =====

The Company's ownership interests in Partner Companies are summarized as follows:


EXECUTIVE OFFICE SUITES AND VIRTUAL OFFICE SERVICES
---------------------------------------------------

VANTAS AND PREDECESSOR ENTITIES

     On January 8, 1999, InterOffice Superholdings Corporation ("InterOffice") (36 executive office suite centers) and Reckson Executive Centers, Inc. ("Reckson Executive") (8 executive office suite centers) merged with Alliance National Incorporated, a holding company which owned and operated approximately 90 nationally located executive office suite centers (the "Merger"). To effectuate the merger, the Company contributed approximately $21.4 million of assets. The merged entity changed its name to VANTAS Incorporated ("VANTAS"). The stockholders of InterOffice and Reckson Executive received convertible Series C Preferred Stock of VANTAS representing approximately 40% of the equity interest in VANTAS of which approximately 23% of VANTAS was owned by the Company as of the merger.

     As of December 31, 1999, VANTAS operates 201 business centers in 27 states, the District of Columbia, France and Mexico and manages 5 others for unrelated property owners. VANTAS provides fully furnished individual offices and suites and a full range of telecommunication and business support services to its clients that generally require 2,000 square feet or less of traditional office space. VANTAS does not own the real estate in which the business centers are located.

     During the third quarter of 1999, the Company increased its ownership in VANTAS to approximately 35% on a basic basis and 29% on a diluted basis through an additional $23.0 million equity ownership interest as a part of a $30.0 million financing by VANTAS.

               RECKSON SERVICE INDUSTRIES, INC. AND SUBSIDIARIES
                        (D/B/A FRONTLINE CAPITAL GROUP)
                    DECEMBER 31, 1999 AND 1998 - (CONTINUED)

3. OWNERSHIP INTERESTS IN PARTNER COMPANIES - (CONTINUED)

     Subsequently, the Company entered into a number of stock purchase agreements with other VANTAS stockholders to increase its ownership to approximately 84% on a basic basis and 76% on a diluted basis. The terms to acquire these VANTAS shares were generally to pay 70% of the purchase price in cash and the remaining 30% in FrontLine stock, which at the time had a value of $19.00 per share. The closings for these transaction have been taking place periodically since November 30, 1999 and are anticipated to be completed by March 31, 2000. As of December 31, 1999, the Company had expended approximately $59.8 million in cash and issued 1,828,099 shares of its common stock. In closings subsequent to December 31, 1999, the Company has paid approximately $42.0 million in cash and issued 1,294,103 shares of its common stock. One final closing remains, at which time the Company will pay a balance of approximately $1.3 million in cash.

     As  a  result  of  this  stepped  acquisition  during 1999 of a controlling interest in VANTAS, the Company changed the accounting method for its investment in VANTAS from the equity method to consolidation during the fourth quarter of 1999.


E-BUSINESSES
------------


ONSITE ACCESS

     In 1998, the Company had owned a 1% interest on a basic and diluted basis in On-Site Ventures, LLC, ("On-Site"), a company that provides advanced telecommunications systems and services within commercial buildings and/or building complexes. The Company had also advanced On-Site $6.5 million through December 31, 1998 to fund operating costs under the terms of a 12% subordinated convertible note.

     On April 16, 1999, the Company contributed approximately $5.25 million to On-Site as part of a $60.0 million private equity financing agreement (the "Financing Transaction") which included FrontLine and several strategic third party private equity investors. The equity agreement required the Company to fund up to $15 million. On July 1, 1999, On-Site merged into OnSite Access, Inc. ("OnSite Access"), a Delaware corporation whereby, closings were completed for approximately $20.5 million of additional equity in connection with the Financing Transaction. The investors, including FrontLine, in the Financing Transaction were committed to invest the remaining $39.5 million, subject only to satisfaction of the conditions of the Financing Transaction and the corporation's call for funds. In addition, in connection with the merger, the principal and accrued interest outstanding under the $6.5 million subordinated FrontLine loan was converted into 5,869,000 shares of Preferred Stock issued to FrontLine. On October 15, 1999, the Company increased its ownership in OnSite
Access by 7% to 36% on a basic basis by issuing 1,731,597 shares of common stock valued at $13.63 per share to another OnSite Access shareholder. At December 31, 1999, FrontLine had funded its entire capital commitment and owns approximately 37% and 22% of OnSite Access on a basic and diluted basis, respectively.

               RECKSON SERVICE INDUSTRIES, INC. AND SUBSIDIARIES
                        (D/B/A FRONTLINE CAPITAL GROUP)
                    DECEMBER 31, 1999 AND 1998 - (CONTINUED)

3. OWNERSHIP INTERESTS IN PARTNER COMPANIES - (CONTINUED)

Summarized financial information and a summary of the Company's investment in and advances to OnSite Access and FrontLine's share of its loss is as follows (in thousands):


BALANCE SHEET





                                                                           DECEMBER 31, 1999
                                                                          ------------------
Current assets ........................................................       $  25,535
Property and equipment (net) ..........................................          20,052
Intangibles (net) .....................................................          25,055
Other assets ..........................................................           4,132
                                                                              ---------
Total Assets ..........................................................       $  74,774
                                                                              =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
Current liabilities ...................................................       $  13,702
Other Liabilities .....................................................           1,913
                                                                              ---------
   Total Liabilities ..................................................          15,615
                                                                              ---------
REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT):
Non FrontLine preferred and common stock ..............................         104,274
Stockholders' loans for restricted stock ..............................          (2,471)
Deferred equity compensation ..........................................         (24,878)
Accumulated deficit ...................................................         (40,732)
                                                                              ---------
FrontLines' net investment in OnSite Access ...........................          39,017
Add: Net loss allocation ..............................................           8,137
Less: Payment to OnSite shareholder ...................................         (23,593)
Less: Excess acquisition costs ........................................            (595)
                                                                              ---------
FrontLine preferred and common stock in OnSite Access .................          22,966
                                                                              ---------
   Total Redeemable Preferred Stock and Stockholders' Equity (deficit)           59,159
                                                                              ---------
   Total Liabilities and Stockholders' Equity (deficit) ...............       $  74,774
                                                                              =========


               RECKSON SERVICE INDUSTRIES, INC. AND SUBSIDIARIES
                        (D/B/A FRONTLINE CAPITAL GROUP)
                    DECEMBER 31, 1999 AND 1998 - (CONTINUED)

3. OWNERSHIP INTERESTS IN PARTNER COMPANIES - (CONTINUED)

STATEMENT OF OPERATIONS


                                                  FOR THE YEAR ENDED
                                                  DECEMBER 31, 1999
                                                 -------------------
Revenues .....................................        $   3,646
                                                      ---------
Expenses:
 Direct costs of revenue .....................            3,090
 Selling, general and administrative .........           29,361
 Depreciation and amortization ...............            2,838
 Interest expense (net) ......................              899
                                                      ---------
Total operating expenses .....................           36,188
Net loss .....................................          (32,542)
                                                      ---------
Other interests, share of net loss ...........          (24,405)
                                                      ---------
FrontLines' share of net loss ................        $  (8,137)
                                                      =========

OTHER E-BUSINESSES
     On August 11, 1999, FrontLine acquired a 53% on a basic basis and 45% noncontrolling interest on a fully diluted basis in EmployeeMatters, Inc. ("EmployeeMatters") for a purchase price of $15.0 million. At the time, $5 million was paid in cash and $10 million was in the form of a note. EmployeeMatters is an Internet-based employee benefits and human administration outsourcing company targeting small and medium-size businesses.

     FrontLine acquired Series A Preferred Stock of EmployeeMatters which is convertible into shares of common stock of EmployeeMatters. The Preferred Stock will convert automatically in the event EmployeeMatters completes an initial public offering within certain parameters. FrontLine is also committed to invest an additional $7.5 million in connection with a future equity funding. FrontLine also entered into a Stockholders' Agreement and a Registration Rights Agreement in respect of certain governance, voting and stockholder rights, including rights with respect to board representation, rights of first offer with respect to their EmployeeMatters stock, pre-emptive rights, registration rights and other matters.

     In December 1999, the Company issued warrants to purchase 200,000 shares of the Company's common stock to the executive officers of EmployeeMatters in exchange for options to purchase 789,474 shares of EmployeeMatters. The fair market value of these warrants is approximately $2.2 million, as determined by the Black-Scholes valuation pricing model. This value is included in the Company's investment in EmployeeMatters at December 31, 1999.

     In 1999, the Company has invested approximately $15.5 million and issued approximately 53,000 shares of its common stock for non-controlling interests in seven other e-business Partner Companies.

     Subsequent  to  December  31,  1999, the Company has invested approximately
$23.5   million   to  purchase  ownership  interests  in  two  other  e-business companies.

               RECKSON SERVICE INDUSTRIES, INC. AND SUBSIDIARIES
                        (D/B/A FRONTLINE CAPITAL GROUP)
                   DECEMBER 31, 1999 AND 1998 - (CONTINUED )

4. PARENT COMPANY FINANCIAL INFORMATION

     The Company's consolidated financial statements reflect VANTAS accounted for under the consolidation method of accounting for the year ended December 31, 1999 and VANTAS under the equity method of accounting for the year ended December 31, 1998.

     Parent company financial information is provided to present the financial position and results of operations of the Company as if VANTAS was accounted for under the equity method of accounting for all years presented. The Company's share of VANTAS losses is included in "Equity in earnings (loss) Partner Companies and other ownership interests" in the Parent Company
Statements of Operations for all years presented based on the Company's ownership percentage of in each period.


PARENT COMPANY BALANCE SHEETS (IN THOUSANDS)





                                                           DECEMBER 31, 1999     DECEMBER 31, 1998
                                                          -------------------   ------------------
ASSETS
 Current assets .......................................        $  28,933             $  2,026
 Ownership interests in and advances to Partner
   Companies ..........................................          197,859               30,277
 Other assets .........................................           67,089               26,540
                                                               ---------             --------
   TOTAL ASSETS .......................................        $ 293,881             $ 58,843
                                                               =========             ========
Liabilities and Shareholders' Equity
 Current liabilities ..................................        $  13,372             $  1,894
 Non-current liabilities ..............................          166,255               40,982
 Shareholders' equity .................................          114,254               15,967
                                                               ---------             --------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .........        $ 293,881             $ 58,843
                                                               =========             ========



                                                                                          FOR THE PERIOD
                                                                                           JULY 15, 1997
                                                FOR THE YEAR          FOR THE YEAR       (COMMENCEMENT OF
                                                   ENDED                 ENDED            OPERATIONS) TO
PARENT COMPANY STATEMENTS OF OPERATIONS      DECEMBER 31, 1999     DECEMBER 31, 1998     DECEMBER 31, 1997
(IN THOUSANDS)                              -------------------   -------------------   ------------------
Revenues ................................       $      333             $     336             $   --
                                                ----------             ---------             ------
Operating expenses ......................           (9,509)               (2,613)              (479)
Other expenses ..........................           (9,130)               (1,260)                  (8)
Interest (expense) income ...............           (8,167)                 (644)                 6
                                                ----------             ---------             --------
Total expenses ..........................           26,806                 4,517               (481)
                                                ----------             ---------             --------
Loss before equity in earnings income
 (loss) of Partner Companies ............          (26,473)               (4,181)              (481)
Equity in earnings (loss) of Partner
 Companies and other ownership
 interests ..............................          (13,228)               (3,966)               223
                                                ----------             ---------             --------
Net loss ................................       $  (39,701)            $  (8,147)            $ (258)
                                                ==========             =========             ========

               RECKSON SERVICE INDUSTRIES, INC. AND SUBSIDIARIES
                        (D/B/A FRONTLINE CAPITAL GROUP)
                   DECEMBER 31, 1999 AND 1998 - (CONTINUED )

5. SECURED CREDIT FACILITY

     On November 30, 1999, the Company entered into a $60 million credit facility (the "Credit Facility") with a significant financial institution. The Credit Facility matures on May 30, 2000, and provides for a three month extension provision. FrontLine's ability to borrow under the Credit Facility is subject to the satisfaction of certain financial covenants. Borrowings under the Credit Facility are secured directly or indirectly by 17,452,876 shares of VANTAS and 21,837,184 shares of OnSite Access. As of December 31, 1999, the total outstanding on the Credit Facility was approximately $44.4 million. The balance of the facility was drawn subsequent to year end.


6. NOTES PAYABLE

     VANTAS currently has a credit agreement with various lending institutions for $157.9 million. The credit agreement provides for a $5 million acquisition loan commitment, $127.9 million term loans, and a $25 million revolving loan commitment, including letters of credit. The credit agreements contain certain covenants dealing with debt to equity ratios.

     During 1999, interest on each commitment ranged from LIBOR plus 3.00% (9.5% at December 31, 1999) to LIBOR plus 3.75% (10.25% at December 31, 1999)
for a one, three or six month period, at the election of VANTAS. During 1998, interest on each commitment ranged from LIBOR plus 3.00% (8.56% at December 31, 1998) to LIBOR plus 3.5% (9.06% at December 31, 1998) for a one, three or six month period, at the election of VANTAS.

     Pursuant to the credit agreement, the lending institutions have an assignment of leases and rents associated with VANTAS' business centers to collateralize the notes payable.


ACQUISITION LOAN COMMITMENT

     The credit agreement provides VANTAS with an acquisition loan commitment which allows VANTAS to make acquisitions subject to certain terms and conditions. As of December 31, 1999, VANTAS had no borrowings outstanding under the acquisition loan commitment. In accordance with the credit agreement, VANTAS cannot borrow under the acquisition loan commitment after November 6, 2000. Principal repayments under the acquisition loan commitment shall commence on December 31, 2001 and are based upon percentages of the amount borrowed as follows:





                PERIOD                   REPAYMENT PERCENTAGE
-------------------------------------   ---------------------
       December 2001-September 2002     2.5% quarterly
       December 2002-September 2003     10% quarterly
       November 2003                    50%


TERM LOANS

     The $38 million Term Loan A had $31 million outstanding at December 31, 1999 which requires quarterly principal payments. The final principal payment is due on June 30, 2002.

     The $89.9 million Term Loan B had $89.6 million outstanding at December 31, 1999 which requires quarterly principal payments. The final principal payment is due on November 6, 2005.

     At December 31, 1999, $21.5 million of the Term Loan was funded into a cash collateral account that VANTAS will be permitted to utilize in connection with permitted acquisitions.

               RECKSON SERVICE INDUSTRIES, INC. AND SUBSIDIARIES
                        (D/B/A FRONTLINE CAPITAL GROUP)
                    DECEMBER 31, 1999 AND 1998 - (CONTINUED)

6. NOTES PAYABLE - (CONTINUED)

     The total future principal repayments as of December 31, 1999 for the Term Loans of VANTAS for each of the next five fiscal years are (in thousands):


                                 TERM A       TERM B        TOTAL
                               ----------   ----------   -----------
  2000 .....................    $12,000      $   500      $ 12,500
  2001 .....................     14,300          500        14,800
  2002 .....................      4,700       15,250        19,950
  2003 .....................         --       19,500        19,500
  2004 .....................         --       23,751        23,751
  Thereafter ...............         --       30,124        30,124
                                -------      -------      --------
                                $31,000      $89,625      $120,625
                                =======      =======      ========


REVOLVING LOAN COMMITMENT

     The $25 million revolving loan commitment, which expires on November 6, 2003, had no outstanding balance at December 31, 1999.

     At December 31, 1999, VANTAS had outstanding letters of credit of approximately $10.1 million for landlord security deposits which reduced the borrowings available under the revolving loan commitment.

     The carrying value of the notes payable approximates its fair value as of December 31, 1999.


7. SHAREHOLDERS EQUITY

     The Company has established the 1998 stock option plan, 1998 "broad based" stock option plan and 1999 stock option plan (the "Plans") for the purpose of attracting and retaining directors, executive officers, other key employees and advisory board members. As of December 31, 1999, 3,700,376, 100,000 and 1,750,000 of the Company's authorized shares have been reserved for issuance under the 1998 stock option plan, 1998 "broad based" stock option plan and 1999 stock option plan, respectively.

     The   following   table  sets  forth  the  outstanding  options  and  their
corresponding exercise price per share:





                                                 OPTIONS      EXERCISE PRICE RANGE
                                               -----------   ---------------------
                                                 GRANTED              FROM                TO
                                               -----------   ---------------------   -----------
1998 Stock Option Plan .....................    3,700,376           $ 1.04             $  2.00
1998 Broad Based Stock Option Plan .........      100,000           $ 2.00             $  2.00
1999 Stock Option Plan .....................    1,643,500           $ 4.63             $ 55.00
Other Options ..............................      171,165           $ 2.00             $ 28.69
                                                ---------
Total ......................................    5,615,041
                                                =========

     Options granted to officers under the 1998 stock option plan were fully vested on January 1, 1999. Options granted to new employees vest in three equal installments on the first, second and third anniversaries of the date of the grant.

     Pursuant to the 1999 stock option plan, 550,000 shares of the 1,750,000 shares reserved were issued in August 1999. At December 31, 1999, the Company has recorded deferred compensation of approximately $3.9 million, net of amortization.

               RECKSON SERVICE INDUSTRIES, INC. AND SUBSIDIARIES
                        (D/B/A FRONTLINE CAPITAL GROUP)
                    DECEMBER 31, 1999 AND 1998 - (CONTINUED)

7. SHAREHOLDERS EQUITY - (CONTINUED)

ADVISORY BOARD

     In December 1999, the Company formed an advisory board to provide its Partner Companies with strategic guidance and be actively involved in their development. As of December 31, 1999, the advisory board consists of six members. These members were granted a total of 120,000 options under the 1999 stock option plan with exercise prices ranging from $26.72 to $28.69. These options vest in three equal installments on the first, second and third anniversaries of the date of the grant. In accordance with FAS 123, the Company is amortizing into compensation expense over three years the fair values of these options determined by the Black-Scholes option valuation model.

STOCK OPTION PLANS

     Options granted under the Plans are exercisable at the market price on the date of the grant and, subject to termination of employment, expire ten years from date of the grant, are not transferable other than on death.

     Pro forma information regarding net income and earnings per share is required by FAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of FAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999 and 1998, risk-free interest rate of 5%, no expected dividend yield, a volatility factor of the expected market price of the Company's common stock of 1.367 and 1.723, respectively, and a weighted-average expected life of the option of 7 years.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. For the years ended December 31, 1999 and 1998 the Company's pro forma information follows:

                                                   1999          1998
                                              ------------- -------------
       Pro forma net loss (in thousands)        $ (43,474)    $ (11,495)
                                                ---------     ---------
       Basic and diluted net loss per share     $   (1.70)    $    (.79)
                                                ---------     ---------


A summary of the Company's stock option activity, and related information is as follows:

                                                             WEIGHTED-AVERAGE     WEIGHTED-AVERAGE
                                                OPTIONS       EXERCISE PRICE         FAIR VALUE
                                             ------------   ------------------   -----------------
Outstanding -- December 31, 1997 .........           --          $    --              $    --
 Granted .................................    3,731,541             1.16                 1.15
 Exercised ...............................           --               --                   --
 Forfeited ...............................           --               --                   --
                                              ---------          -------              -------
Outstanding -- December 31, 1998 .........    3,731,541         $   1.16             $   1.15
 Granted .................................    1,883,500            14.59                13.23
 Exercised ...............................     (210,000)            1.31                 1.24
 Forfeited ...............................           --               --                   --
                                              ---------         --------             --------
Outstanding -- December 31, 1999 .........    5,405,041         $  15.78             $  14.35
                                              =========         ========             ========

               RECKSON SERVICE INDUSTRIES, INC. AND SUBSIDIARIES
                        (D/B/A FRONTLINE CAPITAL GROUP)
                    DECEMBER 31, 1999 AND 1998 - (CONTINUED)

7. SHAREHOLDERS EQUITY - (CONTINUED)

     As part of the Company's ongoing investment in organizational infrastructure and the retention of high quality senior management, certain incentive stock option awards were granted on March 24, 1999 when the closing stock price was $4.625. These incentive compensation awards were subject to stockholder approval of the 1999 Stock Option Plan which occurred on June 24, 1999, when the closing stock price was $14.9375. Pursuant to financial accounting guidelines the date for measuring compensation costs would be June 24, 1999. These awards vest over various periods ranging from six months to three years and include tax loans which will be forgiven one year thereafter. During the year ended December 31, 1999, results include approximately $8.5 million or $0.33 per basic and diluted share, associated with these awards, the majority, of which is non-cash in nature.

     On December 16, 1999, the Company issued 1,437,500 shares of it's common stock in a public offering at $47.25 per share for an aggregate consideration of approximately $63.9 million.

     Subsequent to December 31, 1999, the Company completed preferred stock offerings of 23,000 shares of 8.875% Cumulative Convertible Preferred Stock, at a price of $1,000 per share with net proceeds of $21.7 million. These shares are convertible into the Company's common stock at prices ranging from $66.30 to $75.08.

     In January 2000, the Board of Directors for the Company approved the 2000 stock option plan and reserved 2,500,000 shares of common stock for issuance.

8. TRANSACTIONS WITH RELATED PARTIES

     On June 15, 1998, the Company established a credit facility with Reckson Operating Partnership, L.P. ("Reckson") in the amount of $100 million ("FrontLine Facility") for their service sector operations and other general corporate purposes. Reckson has advanced the Company approximately $79.5 million at December 31, 1999. These advances bear interest at 12% per annum. Additionally, FrontLine established a $100 million RSVP Facility with Reckson for funding the Reckson Strategic investments. As of December 31, 1999, Reckson has advanced FrontLine approximately $42.3 million under the RSVP Facility and has invested approximately $24.8 million under the facility in joint ventures with Reckson Strategic. The total outstanding at December 31, 1999, owed by FrontLine under both credit facilities was approximately $121.8 million. Interest accrued on these facilities at December 31, 1999, was approximately $5.5 million. Both of the FrontLine and RSVP facilities expire in June 2003. Currently, the Company has two short term open letters of credit totaling $7.7 million, which have been utilized as consideration for future FrontLine investment acquisitions. These letters of credit decrease the availability under the FrontLine Facility.

     In November 1999, the Board of Directors of both FrontLine and Reckson approved amendments to the credit facilities necessary in order for FrontLine to proceed with certain short-term financings for proposed acquisitions. As consideration for such approvals, FrontLine paid a fee to Reckson in the form of 176,186 shares of FrontLine common stock which have been valued at $20.31 per share. The fee of approximately $3.6 million has been included in deferred financing costs and is generally being amortized over the estimated nine month benefit period.

     The Company is entitled to a cumulative annual management fee of $2 million with respect to Reckson Strategic, of which $1.5 million is subordinate to Paine Webber receiving an annual minimum rate of return of 16% and a return of its capital. The unsubordinated amounts for the years ended December 31, 1999 and 1998 were approximately $.5 million and $.4 million, respectively.

     The Company reimburses Reckson with respect to general and administrative expenses (including payroll expenses) incurred by Reckson for the benefit of the Company. These services include payroll, human resources and accounting services. During 1999 and 1998, the Company reimbursed approximately $.5 million and $.4 million, respectively, for such activities.

               RECKSON SERVICE INDUSTRIES, INC. AND SUBSIDIARIES
                        (D/B/A FRONTLINE CAPITAL GROUP)
                   DECEMBER 31, 1999 AND 1998 - (CONTINUED )

9. OTHER OWNERSHIP INTEREST

     Reckson Strategic Venture Partners, LLC ("Reckson Strategic") was formed on March 5, 1998 to invest in operating companies with experienced management teams in real estate and real estate related market sectors which are in the early stages of their growth cycle or offer unique circumstances for attractive investments, as well as platforms for future growth. Through RSVP Holdings, LLC ("Holdings"), the Company is a managing member and 100% owner of the common equity of Reckson Strategic. New World Realty, LLC, an entity owned by two individuals retained by Holdings, (the "RSVP Managing Directors"), acts as a managing member of Holdings, and have a carried interest which provides for the RSVP Managing Directors to receive a share in the profits of Reckson Strategic after the Company and Paine Webber Real Estate Securities, Inc., ("Paine Webber") have received certain minimum returns and a return of capital. Paine Webber is a non-managing member and preferred equity owner who has committed $200 million in capital (the "Preferred Equity Facility") and shares in profits and losses of Reckson Strategic with the Company, subject to a maximum internal rate of return of 16% of invested capital. On April 24, 1998, Paine Webber assigned 25% of its preferred equity interest in Reckson Strategic, representing an unfunded capital commitment of $50 million to Stratum Realty Fund, L.P. ("Stratum"). The assignment provided Stratum with similar rights and priorities. On March 17, 1999, Paine Webber transferred all of its rights, title and interest in its initial invested capital to Stratum. This transfer included the right to distributions based upon the amount of funded capital contributions. As a result of this transfer, Stratum has funded its entire $50 million commitment as of December 31, 1999.

     Summarized financial information and a summary of the Company's investment in, advances to Holdings and FrontLine's share of loss at December 31, 1998 is as follows (in thousands):

                                                                      DECEMBER 31, 1998
                                                                     ------------------
BALANCE SHEET
ASSETS:
Investment in Dominion Venture Group, LLC ........................        $ 29,289
Other equity investments .........................................           5,971
Other assets .....................................................           9,491
                                                                          --------
TOTAL ASSETS .....................................................        $ 44,751
                                                                          ========
LIABILITIES AND MEMBERS' EQUITY
Total Liabilities ................................................        $  2,988
                                                                          --------
Minority interest ................................................          31,202
Preferred capital offering costs .................................          (5,000)
FrontLine ownership interest in and advances to Holdings .........          15,561
                                                                          --------
TOTAL LIABILITIES AND MEMBERS' EQUITY ............................        $ 44,751
                                                                          ========

               RECKSON SERVICE INDUSTRIES, INC. AND SUBSIDIARIES
                        (D/B/A FRONTLINE CAPITAL GROUP)
                    DECEMBER 31, 1999 AND 1998 - (CONTINUED)

9. OTHER OWNERSHIP INTEREST - (CONTINUED)

                                                       FOR THE PERIOD FROM
                                                       FEBRUARY 26, 1998 TO
                                                        DECEMBER 31, 1998
                                                      ---------------------
STATEMENT OF OPERATIONS
Revenues ..........................................         $     646
Net loss on equity investments ....................            (3,747)
Expenses ..........................................             7,122
                                                            ---------
Net loss ..........................................           (10,223)
Minority interest share of loss ...................            (6,264)
                                                            ---------
FrontLine's share of net loss of Holdings .........         $  (3,959)
                                                            =========

In 1998, the Company made a non-cash contribution of approximately $1.9 million to Reckson Strategic.

In 1999, the operating results for Reckson Strategic were not significant.


10. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

     VANTAS and its subsidiaries lease certain business center facilities and their corporate offices under noncancellable operating leases expiring at various dates through 2014. Certain of these noncancellable operating leases provide for renewal options.

     Minimum future rental payments under these noncancellable operating leases as of December 31, 1999 for each of the next five years and in the aggregate are approximately, (in thousands):

  2000 ....................    $ 87,933
  2001 ....................      86,677
  2002 ....................      79,617
  2003 ....................      75,162
  2004 ....................      67,324
  Thereafter ..............     215,484
                               --------
                               $612,197
                               ========


     VANTAS is also generally obligated to reimburse the lessor for its proportionate share of operating expenses, which are not included in the above amounts.

OTHER

     From time-to-time, legal actions are brought against the Company and its Partner Companies in the ordinary course of business. Management believes such matters will not have a significant adverse effect on the Company's financial position.

11. SUPPLEMENTAL DISCLOSURES OF VANTAS NON-CASH ACTIVITIES

     During the year ended December 31, 1999, VANTAS, through a merger, obtained 45 business centers and received cash of $8.4 million in exchange for the issuance of 13,325,424 shares of Series C Convertible Preferred Stock, approximately $1.6 million in cash and the assumption of approximately $4.6 million in transaction related liabilities, approximately $2.1 million of capital lease obligations, approximately $5.5 million in tenants' security deposits, approximately $3.8 million in other long term

               RECKSON SERVICE INDUSTRIES, INC. AND SUBSIDIARIES
                        (D/B/A FRONTLINE CAPITAL GROUP)
                    DECEMBER 31, 1999 AND 1998 - (CONTINUED)

11. SUPPLEMENTAL DISCLOSURES OF VANTAS NON-CASH ACTIVITIES- (CONTINUED)

liabilities.   Net   assets   acquired   included  net  accounts  receivable  of
approximately $2.3 million prepaid expenses and other assets of approximately $.5 million, security deposits of approximately $.5 million, deferred income taxes of approximately $.9 million and restricted cash of $1.3 million.

     During the year ended December 31, 1999, VANTAS acquired 42 business centers for approximately $44.9 million in cash and the assumption of approximately $2.5 million in transaction related liabilities, approximately $.5 million of capital lease obligations, approximately $3.6 million in tenants' security deposits and approximately $.4 million in other long term liabilities. Net assets acquired included net accounts receivable of approximately $.9 million, prepaid expenses and other assets of approximately $.8 million and security deposits and other assets of approximately $1.2 million.

     During the year ended December 31, 1999, VANTAS recorded compensation expense of approximately $12.5 million related to an agreement with certain shareholders of VANTAS and a principal shareholder, relating to the purchase of a portion of such shareholders' securities in VANTAS. In connection with this agreement, certain shareholders exercised vested stock options for which VANTAS received notes receivable of approximately $.9 million, in respect of the aggregate exercise price for such options.

     During the year ended December 31, 1999, VANTAS recorded deferred credits of approximately $11.8 million related to tenant improvements, which are reimbursed by landlords and amortized against rent expense over the lives of the leases.

12. SUBSEQUENT EVENTS

     On January 21, 2000, the Company executed an agreement and plan of merger of two executive suites companies (the "Merger"), HQ Global Workplaces, and VANTAS. The merged company will retain the name HQ Global Workplaces ("HQ Global") and will become the world's largest virtual and physical workplace solutions provider.

     In connection with the Merger, (i) each share of the common stock of VANTAS will be converted into the right to receive $8.00 per share in cash and
(ii) each share of the convertible preferred stock of VANTAS that is outstanding will be converted into the right to receive that number of shares of the surviving corporation that equal to the product of the number of shares of the common stock of VANTAS that such stockholder would have been entitled to receive had it converted its shares immediately prior to the Merger and the Conversion Ratio (as defined in the Merger Agreement), subject, in each case, to adjustment as provided in the Merger Agreement. In connection with the Merger, VANTAS established a $35 million letter of credit as a deposit. In the event the Merger is not consummated under certain circumstances; this letter of credit is collateralized by 15,057,487 shares of VANTAS that are owned by FrontLine and guaranteed by FrontLine on a nonrecourse basis.

     As part of the transaction, the owners of HQ Global Workplaces will receive $380 million in cash (inclusive of the repayment of indebtedness of HQ's credit facility) and approximately 19 percent of the equity in HQ Global. It is anticipated that FrontLine will own approximately 50 percent of HQ Global. This transaction is expected to be funded with bank debt of HQ Global and equity. The transaction is anticipated to close in April 2000. As a result of the Merger, it is anticipated that HQ Global will be consolidated into FrontLine.

13. SEGMENT DISCLOSURE (UNAUDITED)

     Each of the segments has a managing director who reports directly to the Board of Directors/Executive Committees, who have been identified as the Chief Operating Decision Makers ("CODM") because of their final authority over resource allocation decisions and performance assessment.

               RECKSON SERVICE INDUSTRIES, INC. AND SUBSIDIARIES
                        (D/B/A FRONTLINE CAPITAL GROUP)
                    DECEMBER 31, 1999 AND 1998 - (CONTINUED)

13. SEGMENT DISCLOSURE (UNAUDITED) - (CONTINUED)

     The CODM evaluates the operating performance of these segments based on sectors.

     FrontLine's governance and control rights are generally exercised through Board of Directors seats and through representation on the executive committees of the various segment entities.

     The following table sets forth the Company's segments and their revenues and expenses and other related disclosures as required by SFAS 131 for the years ended December 31,1999 and 1998 (in thousands).


                                                             DECEMBER 31, 1999
                                ----------------------------------------------------------------------------
                                 EXECUTIVE OFFICE SUITES
                                           AND                                    OTHER
                                 VIRTUAL OFFICE SERVICES     E-BUSINESSES      OPERATIONS          TOTAL
                                -------------------------   --------------   --------------   --------------
TOTAL ASSETS ................           $ 332,457             $   61,207       $  148,319       $  541,983
                                        ---------             ----------       ----------       ----------
TOTAL OPERATING
 REVENUES ...................             215,043                     --              333          215,376
                                        ---------             ----------       ----------       ----------
TOTAL OPERATING
 EXPENSES ...................             187,449                     --               --          187,449
                                        ---------             ----------       ----------       ----------
OTHER INCOME
 (EXPENSES), BENEFIT FOR
 INCOME TAXES, AND
 MINORITY INTEREST ..........             (30,223)                    --          (26,952)         (57,175)
                                        ---------             ----------       ----------       ----------
EQUITY IN EARNINGS
 (LOSS) OF PARTNER
 COMPANIES AND OTHER
 OWNERSHIP INTEREST .........                  --                (10,904)             305          (10,599)
                                        ---------             ----------       ----------       ----------
NET INCOME (LOSS) ...........           $  (2,629)            $  (10,904)      $  (26,314)      $  (39,847)
                                        ---------             ----------       ----------       ----------

                                                            DECEMBER 31, 1998
                                -------------------------------------------------------------------------
                                 EXECUTIVE OFFICE SUITES
                                           AND                                   OTHER
                                 VIRTUAL OFFICE SERVICES     E-BUSINESSES     OPERATIONS        TOTAL
                                -------------------------   --------------   ------------   -------------
TOTAL ASSETS ................           $ 23,176               $ 7,101        $  28,566       $  58,843
                                        --------               -------        ---------       ---------
TOTAL OPERATING
 REVENUES ...................                 --                    --              336             336
                                        --------               -------        ---------       ---------
TOTAL OPERATING
 EXPENSES ...................                 --                    --               --              --
                                        --------               -------        ---------       ---------
OTHER INCOME
 (EXPENSES), BENEFIT FOR
 INCOME TAXES, AND
 MINORITY INTEREST ..........                 --                    --           (4,517)         (4,517)
                                        --------               -------        ---------       ---------
EQUITY IN EARNINGS
 (LOSS) OF PARTNER
 COMPANIES AND OTHER
 OWNERSHIP INTEREST .........                (95)                  (30)          (3,841)         (3,966)
                                        --------               -------        ---------       ---------
NET INCOME (LOSS) ...........           $    (95)              $   (30)       $  (8,022)      $  (8,147)
                                        --------               -------        ---------       ---------

               RECKSON SERVICE INDUSTRIES, INC. AND SUBSIDIARIES
                        (D/B/A FRONTLINE CAPITAL GROUP)
                   DECEMBER 31, 1999 AND 1998 - (CONTINUED )

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following summary represents the Company's results of operations for each quarter during 1999 and 1998 (in thousands, except share amounts):


                                                        FIRST         SECOND         THIRD         FOURTH
1999                                                   QUARTER       QUARTER        QUARTER       QUARTER
--------------------------------------------------- ------------- ------------- -------------- -------------
Revenues reported by the Company ..................  $        83   $        83   $        83    $        83
Revenues reported by VANTAS .......................       46,775        52,588        58,081         57,600
                                                     -----------   -----------   -----------    -----------
Total revenues ....................................       46,858        52,671        58,164         57,683
Expenses reported by the Company ..................        1,667         8,755         6,846          9,684
Expenses reported by VANTAS .......................       46,049        52,038        58,545         79,830
                                                     -----------   -----------   -----------    -----------
Total expenses ....................................       47,716        60,793        65,391         89,514
Minority interest .................................         (466)         (322)          398         19,180
Loss on ownership interests .......................         (631)       (1,392)       (4,911)        (3,665)
                                                     -----------   -----------   -----------    -----------
Net loss ..........................................  $    (1,955)  $    (9,836)  $   (11,740)   $   (16,316)
                                                     ===========   ===========   ===========    ===========
Basic and diluted net loss per weighted average
 common share .....................................  $     (0.08)  $     (0.40)  $     (0.47)   $     (0.59)
                                                     ===========   ===========   ===========    ===========
Basic and diluted weighted average common
 shares outstanding ...............................   24,686,042    24,712,383    25,163,301     27,812,667
                                                     ===========   ===========   ===========    ===========


                                                      FIRST           SECOND      THIRD           FOURTH
1998                                                 QUARTER         QUARTER      QUARTER         QUARTER
-----------------------------------------------   -------------   -------------   -------------   -------------
Total revenues ................................    $       47      $      205     $      495      $      595
                                                   ----------      ----------     ----------      ----------
Total expenses ................................           400             595          1,004           3,525
                                                   ----------      ----------     ----------      ----------
Loss on ownership interests ...................          (424)            (26)          (735)         (2,780)
                                                   ----------      ----------     ----------      ----------
Net loss ......................................    $     (777)     $     (416)    $   (1,244)     $   (5,710)
                                                   ==========      ==========     ==========      ==========
Basic and diluted net loss per weighted average
 common share .................................    $    (0.20)     $    (0.09)    $    (0.05)     $    (0.23)
                                                   ==========      ==========     ==========      ==========
Basic and diluted weighted average common
 shares outstanding ...........................     3,864,573       4,513,975     24,685,514      24,685,514
                                                   ==========      ==========     ==========      ==========

     The above quarterly information for 1998 has been restated to reflect the Company's early adoption of SOP 98-5.

Exhibits

  EXHIBIT
  NUMBER                                                       DESCRIPTION
----------  ----------------------------------------------------------------------------------------------------------------------
 3.1(1)    Certificate of Incorporation
 3.2       Amended and Restated By-Laws of Registrant
 3.3(6)    Amended and Restated Certificate of Incorporation
 4.1(1)    Specimen Share Certificate of Common Stock
 4.2       Specimen Warrant W-1, dated December 7, 1999, in the name Elliot S. Cooperstone to purchase 100,000 shares of common stock
 4.3       Specimen Warrant W-2, dated December 7, 1999, in the name H. Thach Pham to purchase 100,000 shares of common stock
 4.4       Specimen Option O-1, dated December 7, 1999, in the name of Reckson Service Industries, Inc. to purchase 394,737 shares of common stock of eSourceOne,
           Inc. owned by Elliot S. Cooperstone
 4.5       Specimen Option O-2, dated December 7, 1999, in the name of Reckson Service Industries, Inc. to purchase 394,737 shares of common stock of eSourceOne,
           Inc. owned by H. Thach Pham
 4.9(14)   Certificate of Designations Establishing and Fixing the Rights of Series A-1 Cumulative Preferred Stock
 4.10(14)  Certificate of Designations Establishing and Fixing the Rights of Series A-2 Cumulative Preferred Stock
 4.11(14)  Certificate of Designations Establishing and Fixing the Rights of Series A-3 Cumulative Preferred Stock
 4.12(14)  Certificate of Designations Establishing and Fixing the Rights of Series A-4 Cumulative Preferred Stock
 4.13(14)  Certificate of Designations Establishing and Fixing the Rights of Series A-5 Cumulative Preferred Stock
 4.14(14)  Certificate of Designations Establishing and Fixing the Rights of Series A-6 Cumulative Preferred Stock
 4.16(14)  Specimen Warrant W-1, dated March 7, 2000, in the name Gorham Partners, L.P. to purchase 1,000,000 shares of common stock
 4.17(14)  Specimen  Warrant W-2, dated March 7, 2000, in the name Gorham Partners III, L.P. to purchase 30,000 shares of common stock
 4.18(14)  Specimen Warrant W-3, dated March 7, 2000, in the name Gorham Partners International,  Inc. to purchase 50,000 shares of common stock
10.0       Subscription Agreement as of February 7, 2000, by and between Reckson Service Industries, Inc. and VANTAS
           Incorporated
10.1(6)    Intercompany Agreement between Reckson Operating Partnership, L.P. and Reckson Service Industries, Inc. dated May
           13, 1998
10.2A      Amended and Restated Credit Agreement between Reckson Operating Partnership, L.P. and Reckson Service Industries,
           Inc. relating to the operations of
           Reckson Strategic Venture Partners, LLC dated August 4, 1999
10.2B      Amended and Restated Credit Agreement between Reckson Operating Partnership, L.P. and Reckson Service Industries,
           Inc. relating to the operations of
           Reckson Service Industries, Inc. dated August 4, 1999
10.2C(12)  Amendment to Amended and Restated Credit Agreements between Reckson Operating Partnership, L.P. and Reckson Service
           Industries dated November 30,
           1999
10.3(1)    Limited Liability Company Agreement of OnSite Ventures, LLC
10.4(1)    Limited Liability Company of RSVP Holdings, LLC
10.5A(1)   Operating Agreement of Reckson Strategic Venture Partners, LLC
10.5B(1)   Supplemental Agreement to Operating Agreement of Reckson Strategic Venture Partners, LLC
10.6(1)    Registration Rights Agreement between Reckson Service Industries, Inc. and certain affiliates thereof dated May 13,
           1998
10.7(6)    Loan Agreement regarding On-Site Convertible Loans
10.8A(1)   Stock Option Plan
10.8B(6)   1998 Employee Stock Option Plan
10.8C(7)   1999 Stock Option Plan
10.8D      2000 Employee Stock Option Plan
10.9(1)    Employment Agreement of Steven H. Shepsman
10.10(1)   Employment Agreement of Seth B. Lipsay
10.11(1)   Limited Liability Company Agreement of Interoffice Superholdings, LLC by and among Interoffice Superholdings, LLC,
           RSI I/O Holdings, Inc., JAH I/O, LLC
           and Rieger I/O LLC
10.12      Fifth Amended and Restated Stockholders' Agreement, dated by and among VANTAS Incorporated and certain securityholders indentified therein
10.13(2)   Letter Agreement dated November 9, 1998 by and between JAH I/O LLC and Reckson Management Group, Inc., Reckson
           Service Industries, Inc., RSI I/O
           Holdings, Inc., and Reckson Office Centers, LLC
10.14(2)   Letter Agreement by and between Reckson Service Industries, Inc., and RFIA, LLC
10.15(3)   Amended and Restated Operating Agreement of Assisted Living Investments LLC
10.16(4)   Operating Agreement of Dominion Venture Group LLC
10.17(5)   Agreement and Plan of Merger by and among Alliance National Incorporated, Alliance Holding Inc., Interoffice
           Superholdings Corporation and Interoffice
           Superholdings, LLC
10.18(5)   Agreement and Plan of Merger by and among Alliance National Incorporated, ANI Holdings, Inc., Reckson Executive
           Centers, Inc., and Reckson Office Centers,
           LLC
10.19(6)   $44 million Senior Secured Promissory Note of On-Site Ventures, LLC
10.20(8)   Investor Rights Agreement, by and among OnSite Access, Inc. and certain investors and individuals within management
10.21(8)   Voting Agreement, by and among OnSite Access, Inc. and certain investors
10.22(8)   Purchase Agreement regarding Series B, Series C and Series D Preferred Stock of OnSite Access, Inc.
10.23(9)   Series D Convertible Preferred Stock Securities Purchase Agreement, dated as of July 29, 1999 by and among VANTAS
           Incorporated and several Purchasers
10.24(10)  Stock Purchase Agreement, dated as of August 10, 1999, by and among eSourceOne, Inc., Reckson Service Industries,
           Inc. and RSI ESO, Inc.
10.25(10)  Registration Rights Agreement, dated as of August 10, 1999, by and among eSourceOne, Inc., Reckson Service
           Industries, Inc., RSI ESO, Inc., Elliott S.
           Cooperstone and H. Thach Pham
10.26(10)  Stockholders' Agreement, dated as of August 10, 1999, by and among eSourceOne, Inc. and certain stockholders
10.27(11)  Stock Purchase Agreement, dated as of August 19, 1999, among Reckson Service Industries, Inc., RSI I/O Holdings,
           Inc., Cahill, Warnock Strategic Partners Fund
           L.P., Strategic Associates, L.P. and David L. Warnock
10.28(11)  Letter Agreement, dated as of September 23, 1999, among Reckson Service Industries, Inc., RSI I/O Holdings, Inc.,
           RSI-OnSite Holdings LLC, RSI-OSA
           Holdings, Inc., JAH Realties, L.P., Veritech Ventures LLC and JAH I/O LLC
10.29(11)  Letter of Amendment to Letter Agreement, dated as of September 23, 1999, among Reckson Service Industries, Inc., RSI
           I/O Holdings, Inc., RSI-OnSite
           Holdings LLC, RSI-OSA Holdings, Inc., JAH Realties, L.P., Veritech Ventures LLC and JAH I/O LLC
10.30(12)  Credit Agreement, dated November 30, 1999, by and among Reckson Service Industries, Inc. and Warburg Dillon Read,
           LLC and UBS AG, Stamford Branch

   EXHIBIT
   NUMBER                                                 DESCRIPTION
------------ ----------------------------------------------------------------------------------------------------------------------
10.31(12)    Equity Interest Pledge and Security Agreement, dated November 30, 1999, by and among the parties therein and UBS
             AG, Stamford Branch
10.32(12)    Interest Rate Cap Agreement, Pledge and Security Agreement, dated November 30, 1999, among Reckson Service
             Industries, Inc. and Warburg Dillon Read,
             LLC and UBS AG, Stamford Branch
10.33(12)    November 30, 1999 Promissory Note for $60,000,000 to the order of UBS AG, Stamford Branch
10.34(13)    Agreement and Plan of Merger by and among HQ Global Workplaces, Inc. and CarrAmerica Realty Corporation and VANTAS
             Incorporated and Reckson
             Service Industries, Inc., dated as of January 20, 2000
10.35(13)    Stock Purchase Agreement between CarrAmerica Realty Corporation and Reckson Service Industries, Inc., dated as of
             January 20, 2000
10.36(13)    Stock Purchase Agreement among CarrAmerica Realty Corporation, OmniOffices (UK) Limited and OmniOffices (Lux) 1929
             Holding Company S.A. and
             VANTAS Incorporated and Reckson Service Industries, Inc., dated as of January 20, 2000
10.37(8)     Certificate of Designation of Series A, Series B, Series C and Series D Preferred Stock of OnSite Access, Inc.
10.38(13)    Form of Stockholders Agreement by and among HQ Global Workplaces, Inc., Reckson Service Industries, Inc.,
             CarrAmerica Realty Corporation and certain
             other stockholders of HQ Global Workplaces, Inc.
10.39        Amended and Restated Credit Agreement among VANTAS, Various Banks, and Paribas, as agent, dated as of January 16,
             1997, as amended and restated as
             of November 6, 1998 and August 3, 1999
10.40        Exchange Agreement, dated December 7, 1999, by and among Reckson Service Industries, Inc., Elliot S. Cooperstone
             and H. Thach Pham
10.41        Warrant Registration Rights Agreement, dated December 7, 1999, by and among Reckson Service Industries, Inc.,
             Elliot S. Cooperstone and H. Thach Pham
10.42(14)    Warrant Registration Rights Agreement, dated as of March 7, 2000 between Reckson Service Industries, Inc., and
             Gotham Partners, L.P., Gotham Partners III, L.P. and Gotham Partners International, Ltd.
12.1         Statement of Ratios of Earnings to Fixed Charges
21.1         Statement of Subsidiaries of Reckson Service Industries, Inc.
23.0         Consent of Independent Accountants
24.1         Powers of Attorney (included in Part IV of this Form 10-K)
27.0         Financial Data Schedule

1 Previously  filed  as  an  exhibit  to Registration Statement on Form S-1 (No.
   333-44419) and incorporated herein by reference.

2 Previously filed as an exhibit to the Company's Form 8-K filed with the SEC on January 25, 1999 and incorporated herein by reference.

3 Previously filed as an exhibit to the Company's Form 8-K filed with the SEC on September 8, 1998 and incorporated herein by reference.

4 Previously filed as an exhibit to the Company's Form 8-K filed with the SEC on September 11, 1998 and incorporated herein by reference.

5 Previously filed as an exhibit to the Company's Form 8-K filed with the SEC on December 1, 1998 and incorporated herein by reference.

6 Previously filed as an exhibit to the Company's Form 10-K filed with the SEC on March 31, 1999 and incorporated herein by reference.

7   Previously  filed  as an exhibit to Registration Statement on Form S-8 filed with the SEC on July 29, 1999 and incorporated herein by reference.

8 Previously filed as an exhibit to the Company's Form 8-K filed with the SEC on July 16, 1999 and incorporated herein by reference.

9 Previously filed as an exhibit to the Company's Form 8-K filed with the SEC on August 31, 1999 and incorporated herein by reference.

10 Previously filed as an exhibit to the Company's Form 8-K filed with the SEC on September 1, 1999 and incorporated herein by reference.

11 Previously filed as an exhibit to the Company's Form 8-K filed with the SEC on October 12, 1999 and incorporated herein by reference.

12 Previously filed as an exhibit to the Company's Form 8-K filed with the SEC on December 13, 1999 and incorporated herein by reference.

13 Previously filed as an exhibit to the Company's Form 8-K filed with the SEC on January 25, 2000 and incorporated herein by reference.

14 Previously  filed  as an exhibit to the Company's Form 8-K filed with the SEC on March 28, 2000 and incorporated herein by reference.
                                     IV-32