Form 10-Q
period 2000-03-31
FRONTLINE CAPITAL GROUP
filed 2000-05-15
CIK 1052743

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                         Commission file number: 0-30162



                             FRONTLINE CAPITAL GROUP
             (Exact name of registrant as specified in its charter)

Delaware                                                                                   11-3383642
--------                                                                                   ----------
(State other jurisdiction of incorporation of organization)      (IRS. Employer Identification Number)


1350 Avenue of the Americas, New York, NY                                                       10019
-----------------------------------------                                                       -----
(Address of principal executive office)                                                     (zip code)


                                 (212) 931-8000
               (Registrant's telephone number including area code)


                       ----------------------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes X No __, and (2) has been subject to such filing requirements for the past 90 days. Yes X No .


     This company has only one class of common stock, issued at $.01 par value per share with 34,719,254 shares outstanding as of May 5, 2000


                       ----------------------------------


--------------------------------------------------------------------------------

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                                QUARTERLY REPORT
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000

                                TABLE OF CONTENTS


     INDEX                                                                                                   PAGE
-------------------------------------------------------------------------------------------------------------------
     PART I.  FINANCIAL INFORMATION
-------------------------------------------------------------------------------------------------------------------
     Item 1.           Financial Statements

                       Consolidated  Balance Sheets of FrontLine  Capital Group and  Subsidiaries
                       as of March 31, 2000 (unaudited) and December 31, 1999....................             3


                       Consolidated Statements of Operations of FrontLine Capital Group and
                       Subsidiaries for the three months ended March 31, 2000 and 1999
                       (unaudited)..............................................................              4


                       Consolidated  Statements  of Cash  Flows of  FrontLine  Capital  Group and
                       Subsidiaries   for  the  three  months  ended  March  31,  2000  and  1999             5
                       (unaudited)...............................................................

                       Notes to the Consolidated Financial Statements of FrontLine Capital Group
                       and Subsidiaries (unaudited)..............................................             6

     Item 2.           Management's Discussion and Analysis of Financial Condition and Results of
                       Operations................................................................             20

     Item 3.           Quantitative and Qualitative Disclosures about Market Risk................             27
-------------------------------------------------------------------------------------------------------------------
     PART II. OTHER INFORMATION
-------------------------------------------------------------------------------------------------------------------
     Item 1.           Legal Proceedings.........................................................             28
     Item 2.           Changes in Securities and Use of Proceeds.................................             28
     Item 3.           Defaults Upon Senior Securities...........................................             28
     Item 4.           Submission of Matters to a Vote of Securities Holders.....................             28
     Item 5.           Other Information.........................................................             28
     Item 6.           Exhibits and reports on Form 8-K..........................................             28
-------------------------------------------------------------------------------------------------------------------
     SIGNATURES                                                                                               29
-------------------------------------------------------------------------------------------------------------------

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS


                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                 MARCH 31, 2000         DECEMBER 31, 1999
                                                                              -------------------     --------------------
                                                                                  (UNAUDITED)
ASSETS:
Current Assets:
Cash and cash equivalents.....................................                        $   89,846              $    32,740
Restricted cash...............................................                            18,472                   21,572
Accounts receivable, net of allowance for doubtful accounts of
$1,106 in 2000 and $861 in 1999                                                            9,335                    8,426
Other current assets..........................................                            16,635                   16,008
                                                                                     -----------              -----------
    TOTAL CURRENT ASSETS......................................                           134,288                   78,746

Ownership interests in and advances to Partner Companies (Note 3)                         87,095                   61,207
Other ownership interest (Note 8) ............................                            27,694                   36,626
Intangible assets, net........................................                           275,124                  239,412
Property and equipment, net...................................                            93,323                   80,425
Other assets, net.............................................                            40,225                   45,567
                                                                                     -----------              -----------
    TOTAL  ASSETS.............................................                        $  657,749               $  541,983
                                                                                     ===========              ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Accounts payable and accrued expenses.........................                        $   44,245               $   51,383
Current portion of notes payable..............................                            13,075                   12,500
Deferred rent payable ........................................                             2,427                    2,165
Other current liabilities.....................................                             1,037                    1,139
                                                                                     -----------              -----------
     Total Current Liabilities................................                            60,784                   67,187

Credit facilities with related parties........................                           128,715                  121,848
Secured credit facility ......................................                                --                   44,407
Notes payable (Note 5) .......................................                           119,125                  108,125
Deferred rent payable ........................................                            25,990                   22,794
Other liabilities.............................................                            29,317                   28,175
                                                                                     -----------              -----------
     Total Liabilities........................................                           363,931                  392,536
                                                                                     -----------              -----------


Minority Interest.............................................                            15,338                   35,338

Commitments and Contingencies ................................
Shareholders' Equity:  (Notes 1 and 6)
8.875% Cumulative convertible preferred stock, $.01 par value,
25,000,000 shares authorized, 26,000 and 0 issued and outstanding,
at March 31, 2000 and December 31, 1999, respectively.........                               --                       --
Common stock, $.01 par value, 100,000,000 shares authorized,
34,683,722 and 30,672,794 shares issued and outstanding, at
 March 31, 2000 and December 31,1999, respectively............                               347                      307
Additional paid in capital....................................                           366,696                  162,054
Accumulated deficit...........................................                           (88,563)                 (48,252)
                                                                                     -----------              -----------

    TOTAL SHAREHOLDERS' EQUITY................................                           278,480                  114,109
                                                                                     -----------              -----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...............                        $  657,749               $  541,983
                                                                                     ===========              ===========

          (See accompanying notes to consolidated financial statements)

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                       THREE MONTHS              THREE MONTHS
                                                                                          ENDED                      ENDED
                                                                                      MARCH 31, 2000             MARCH 31, 1999
                                                                                    -----------------           ----------------
OPERATING REVENUES:
Executive office suite income................................................          $    36,071                $     27,065
Support services and other...................................................               26,502                      19,793
                                                                                    -----------------           ----------------
  TOTAL OPERATING REVENUES...................................................               62,573                      46,858
                                                                                    -----------------           ----------------

OPERATING EXPENSES:
Cost of revenue..............................................................               49,779                      37,187
Partner Company general and administrative expenses..........................                7,167                       2,562
                                                                                    -----------------           ----------------
  TOTAL OPERATING EXPENSES...................................................               56,946                      39,749
                                                                                    -----------------           ----------------

  PARTNER COMPANY OPERATING INCOME...........................................                5,627                       7,109

PARTNER COMPANY OTHER INCOME (EXPENSES):
Development stage Partner Company............................................               (1,563)                        --
Merger and integration costs.................................................                 (826)                      (744)
Depreciation and amortization................................................               (6,219)                    (2,816)
Interest expense, net (Note 7) ..............................................               (3,382)                    (1,905)
                                                                                    -----------------           ----------------

PARTNER COMPANY INCOME (LOSS)................................................               (6,363)                     1,644

CORPORATE INCOME (EXPENSES):
General and administrative expenses..........................................               (4,234)                      (891)
New hire expenses............................................................                 (738)                        --
Depreciation and amortization................................................                  (43)                        (8)
Amortization of deferred charges.............................................               (1,652)                        --
Interest  expense, net ......................................................               (6,621)                      (768)
                                                                                    -----------------           ----------------

LOSS BEFORE PROVISION FOR INCOME TAXES, MINORITY INTEREST, EQUITY IN LOSS
OF PARTNER COMPANIES AND OTHER OWNERSHIP INTEREST, EXTRAORDINARY LOSS AND
DISTRIBUTION TO PREFERRED SHAREHOLDER........................................              (19,651)                       (23)
Provision for income taxes...................................................                 (190)                      (750)
Minority interest............................................................                  902                       (550)
Equity in loss of Partner Companies and other ownership interest (Note 3) ...              (18,378)                      (631)
                                                                                    -----------------           ----------------

LOSS BEFORE EXTRAORDINARY LOSS AND DISTRIBUTION TO PREFERRED SHAREHOLDER.....              (37,317)                    (1,954)

Extraordinary loss on extinguishment of debt (Note 6) .......................               (2,648)                        --
                                                                                    -----------------           ----------------

NET LOSS BEFORE DISTRIBUTION TO PREFERRED SHAREHOLDER                                      (39,965)                    (1,954)

Distribution to Preferred Shareholder........................................                 (346)                       --
                                                                                    -----------------           ----------------

NET LOSS  APPLICABLE TO COMMON SHAREHOLDERS..................................           $  (40,311)               $   (1,954)
                                                                                    =================           ================

BASIC AND DILUTED NET LOSS PER WEIGHTED AVERAGE COMMON SHARE.................           $    (1.27)               $    (0.08)
                                                                                    =================           =============

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING.................           31,717,891                24,686,042
                                                                                    =================           =============


          (See accompanying notes to consolidated financial statements)

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                THREE MONTHS          THREE MONTHS
                                                                                                    ENDED                 ENDED
                                                                                                MARCH 31, 2000        MARCH 31, 1999
                                                                                               ----------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss before distribution to Preferred Shareholder                                             $  (39,965)           $   (1,954)
Adjustments to reconcile net loss before distribution to Preferred Shareholder to net cash provided by (used in) operating activities:
     Depreciation  and amortization ..................................................                 6,262                 2,824
     Extraordinary loss on early extinguishment of debt...............................                 2,648                    --
     Equity in loss of Partner Companies and other ownership interest.................                18,378                   631
     Minority interest................................................................                  (902)                  550
     Provision for income taxes.......................................................                   190                   750
     Non-cash compensation............................................................                 1,652                    --
Changes in operating assets and liabilities:
     Accounts receivable, net.........................................................                  (873)               (1,615)
     Acquisition costs and other assets...............................................                (4,495)                2,705
     Equipment........................................................................                  (861)                   (9)
     Deferred rent payable............................................................                 1,363                   997
     Accounts payable and accrued expenses............................................                (7,130)               (1,138)
     Other liabilities................................................................                   213                    --
     Affiliate receivables............................................................                  (419)                1,896
                                                                                                   -----------          ----------
Net cash provided by (used in) operating activities...................................               (23,939)                5,637

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions of Executive Office Suite Centers...................................               (11,608)              (19,624)
     Restricted cash..................................................................                 3,100                10,000
     Acquisition of ownership interests and advances to Partner Companies.............               (71,473)               (7,940)
     Other ownership interest.........................................................                 8,708                  (399)
                                                                                                   -----------          ----------
Net cash used in investing activities.................................................               (71,273)              (17,963)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock and warrants, net of costs..............................               154,481                     3
     Issuance of preferred stock, net of costs........................................                24,530                    --
     Deferred financing costs.........................................................                  (559)                 (787)
     Net proceeds from credit facilities with related parties.........................                 6,867                 4,402
     Net proceeds from notes payable..................................................                11,575                 8,887
     Capital leases...................................................................                  (263)                   --
     Exercise of options..............................................................                    94                  (691)
     Net proceeds from secured credit facility........................................               (44,407)                   --
                                                                                                   -----------          ----------
     Net cash provided by financing activities........................................               152,318                11,814
                                                                                                   -----------          ----------

CASH AND CASH EQUIVALENTS:
Net increase (decrease)...............................................................                57,106                  (512)
Beginning of period...................................................................                32,740                 5,641
                                                                                                   -----------          ----------
End of period.........................................................................             $  89,846             $   5,129
                                                                                                   ===========          ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for interest..........................................             $   6,292             $   2,286
                                                                                                   ===========          ==========
    Cash paid during the year for income taxes........................................             $   3,155                   --
                                                                                                   ===========          ==========
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
       Contribution of assets from Interoffice Superholdings Corporation and
 Reckson Executive Centers, Inc. to predecessor entity................................             $      --             $ (21,409)
                                                                                                   ===========          ==========

          (See accompanying notes to consolidated financial statements)

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

1.   DESCRIPTION OF THE COMPANY


FrontLine Capital Group ("FrontLine" or the "Company") is building a collaborative network of companies that use the Internet and new technologies to empower small to medium size enterprises ("SME's"), entrepreneurs, and the mobile workforce, the fastest growing segment of the new economy. FrontLine provides its Partner Companies with the capital, customer base, management resources, and relationships they need for fast-growth and long-term success. The Partner Companies in turn provide small to medium size business customers with the information, tools and services they need to become more competitive, at a price they can afford. In this way, FrontLine achieves its vision along two parallel tracks: FrontLine empowers the entrepreneurs that make up its network of Partner Companies, and empowers the entrepreneurs that make up its customer base.

The Company acquires significant, long-term stakes in targeted Partner Companies, which it incorporates into a collaborative network of e-commerce and e-services companies, seeking to accelerate their growth and increasing their likelihood of success. FrontLine has developed an extensive e-Cooperative platform that allows its Partner Companies to benefit from its operational and management resources and experience, the Company's extensive customer base as well as gain significant synergies from other existing and future Partner Companies. The e-Cooperative consists of the:

     o enterprise Development Group ("eDG") - eDG offers strategic planning, project management and functional expertise in areas of organizational design, recruiting, finance and technology strategy.

     o Advisory Board - a group of recognized business and academic leaders provides strategic insight, expertise, relationships and access to new opportunities and potential alliances for the Company and its Partner Companies.

     o Network of Partner Companies - facilitates learning and collaboration among all Partner Companies and provides access to the customer base, resources and relationships of the entire network. It also facilitates business partnerships among Partner Companies, including cross-selling and cross-marketing opportunities.

     o Virtual and Physical - Global workplace solutions provider which offers the Partner Companies the ability to access the virtual and physical global infastruture as well as a distribution network to a customer base of SME's.

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

FrontLine seeks to focus its future acquisitions in the Internet sector by targeting three types of e-commerce and e-services companies:

     o e-commerce and infrastructure: companies that primarily deliver or enable the delivery of goods and services over the Internet;

     o    Virtual   brick  and  mortar:   companies   that  combine  a  physical
          infrastructure with an Internet enable model to enhance the delivery of their services; and

     o Internet-based outsourcing: companies that utilize the Internet to enable the outsourcing of non-core business functions.

Although the Company refers to the companies in which it has acquired an equity and cost ownership interest as its "Partner Companies" and that it has a "partnership" with these companies, it does not act as an agent or legal representative for any of these companies, it does not have the power or authority to legally bind any of its Partner Companies and it does not have the types of liabilities in relation to its Partner Companies that a general partner of a partnership would have.
                                       6

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements present the consolidated financial position of the Company and its majority owned subsidiaries, VANTAS Incorporated ("VANTAS") and OneXstream.com, Inc. at March 31, 2000 and December 31, 1999, and the results of their operations and their cash flows for the three months ended March 31, 2000 and 1999. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000, is not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

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

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Equity Method. Partner Companies and other ownership interests whose results are not consolidated, but over whom the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to a Partner Company or other ownership interest depends on an evaluation of several factors including, among others, representation on the Partner Company's or other ownership interest's Board of Directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the Partner Company and other ownership interests, including voting rights associated with the Company's holdings in common, preferred and any other convertible instruments in the Partner Company and other ownership interests. Under the equity method of accounting, a Partner Company's or other ownership interest's accounts are not reflected within the Company's Consolidated Statements of Operations; however, FrontLine's share of the earnings or losses of the Partner Company or other ownership interest is reflected in the caption "Equity in loss of Partner Companies and other ownership interests" in the Consolidated Statements of Operations.

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

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

The Company's operating revenues for the three months ended March 31, 2000 were primarily attributable to VANTAS. VANTAS' revenue is derived primarily from the operation of their executive office suites and the range of telecommunication and business support services provided to clients, and are recognized as the related services are provided.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets which range from five to seven years. Leasehold improvements are amortized over the lesser of the term of the related lease or the estimated useful lives of the assets. As of March 31, 2000, and December 31, 1999, accumulated depreciation and amortization were approximately $20.2 million and $14.0 million, respectively.

INTANGIBLE ASSETS

Intangible assets consist primarily of goodwill which is the excess of the purchase price over the net assets of acquired companies by FrontLine and is being amortized on the straight-line method primarily over 30 years. As of March 31, 2000, and December 31, 1999, accumulated amortization were approximately $9.1 million and $9.0 million, respectively.

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

STOCK BASED COMPENSATION

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options and grants because the alternative fair value accounting provided for under Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") requires the use of option valuation models that were not developed for use in valuing employee stock options.

INCOME TAXES

The Company accounts for income taxes under the liability method which requires recognition of deferred tax assets and liabilities based upon the expected future tax consequences of events included in the Company's financial statements and tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. For the three months ended March 31, 2000 and March 31, 1999, the Company recognized a current state income tax provision of approximately $0.2 million and $0.8 million, respectively.

Additionally, deferred tax assets are recognized for temporary differences that will result in deductible amounts in future years. A valuation allowance is recognized if it is more likely than not that some portion of the deferred asset will not be recognized. The Company has recognized a deferred tax asset of approximately $3.0 million and $9.9 million attributable to VANTAS at March 31, 2000 and December 31, 1999, respectively. The remaining deferred tax assets at March 31, 2000 and December 31, 1999 have been reserved for 100% due to the uncertainty as to whether these assets will have benefit in future periods.

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In June 1999, SFAS No. 137 was issued, amending SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which extended the required date of adoption for fiscal years beginning after June 15,2000. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt the new Statement effective January 1, 2001. The Company does not anticipate that the adoption of this Statement will have any effect on its results of operations or financial position.

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

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

3.   OWNERSHIP INTERESTS IN PARTNER COMPANIES

Partner Companies at March 31, 2000 and December 31, 1999 included:

                                                         Voting Ownership on a Basic Basis      Voting Ownership on a Diluted Basis
                          Partner       Applicable       ---------------------------------      -----------------------------------
                          Company       Accounting
                           Since          Method         March 31, 2000    December 31, 1999    March 31, 2000    December 31, 1999
                          -------       ----------       --------------    -----------------    --------------    -----------------
AdOutlet.com                1999           Cost               12%                 12%                 10%                10%
DitigalWork.com             1999           Cost               <1%                 <1%                 <1%                <1%
EmployeeMatters, Inc.       1999          Equity              53%                 53%                 45%                45%
Giftcertificates.com        1999           Cost               <1%                 <1%                 <1%                <1%
LiveCapital.com             2000           Cost                4%                 N/A                 4%                 N/A
NeoCarta Ventures           1999           Cost                4%                 4%                  4%                  4%
OneXstream.com, Inc.        1998       Consolidation          93%                 93%                 80%                80%
OnSite Access, Inc.         1997          Equity              37%                 37%                 22%                22%
Opus360 Corporation         1999           Cost               <1%                 <1%                 <1%                <1%
PIPE9 Corporation           1999          Equity              31%                 31%                 26%                26%
RealtyIQ.com                1999          Equity              68%                 68%                 54%                54%
UpShot.com                  2000          Equity              20%                 N/A                 18%                N/A
VANTAS Incorporated         1998       Consolidation          84%                 84%                 76%                 76%

The Company's ownership interests in Partner Companies are classified according to the applicable accounting method utilized at March 31, 2000 and December 31, 1999. The carrying value represents the Company's acquisition cost less any impairment charges, plus or minus the Company's share of such Partner Companies' income or loss. The cost basis represents the Company's acquisition costs less any impairment charges in such Partner Companies. The Company's ownership interests in and advances to Partner Companies accounted for under the equity method or cost method of accounting are as follows (in thousands):

                                 March 31, 2000                                      December 31, 1999
                                 --------------                                      -----------------
                    Carrying Value              Cost Basis             Carrying Value                Cost Basis
                    --------------              ----------             --------------                ----------
Equity Method           $  72,395                $ 101,483                  $ 54,807                    $65,741
Cost Method                14,700                   14,700                     6,400                      6,400
                         --------                                             ------
                        $  87,095                                           $ 61,207
                         ========                                             ======


The following are the Company's summarized losses on ownership interests in Partner Companies and other ownership interest (in thousands):

                                                                              FOR THE THREE          FOR THE THREE
                                                                               MONTHS ENDED          MONTHS ENDED
                                                                              MARCH 31, 2000         MARCH 31, 1999
                                                                             ---------------         ---------------
OnSite Access, Inc. and predecessor entity...........................          $   (8,628)             $    (22)
EmployeeMatters, Inc. ...............................................              (2,879)                   --
PIPE9 Corporation....................................................              (2,024)                   --
RealtyIQ.com.........................................................              (4,317)                   --
UpShot.com...........................................................                (305)                   --
Other ownership interest.............................................                (225)                 (609)
                                                                             ---------------         ---------------
EQUITY IN LOSS OF PARTNER COMPANIES AND OTHER OWNERSHIP INTEREST.....          $  (18,378)             $   (631)
                                                                             ===============         ===============

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

3.   OWNERSHIP INTERESTS IN PARTNER COMPANIES (CONTINUED)

The Company's ownership interests in Partner Companies are summarized as follows:

EXECUTIVE OFFICE SUITES AND VIRTUAL OFFICE SERVICES
---------------------------------------------------

VANTAS AND PREDECESSOR ENTITIES

As of March 31, 2000, VANTAS operates 206 business centers in 27 states, the District of Columbia, France and Mexico and manages 5 others for unrelated property owners. VANTAS provides fully furnished individual offices and suites and a full range of telecommunication and business support services to its clients that generally require 2,000 square feet or less of traditional office space. VANTAS does not own the real estate in which the business centers are located.

In the first quarter of 2000, the Company paid approximately $43.3 million in cash and issued 1,294,103 shares of its common stock in connection with the completion of all remaining stock purchase agreements with other VANTAS stockholders to increase its ownership interest to approximately 84% on a basic basis and 76% on a diluted basis.

As a result of the stepped acquisition during 1999 of a controlling interest in VANTAS, the Company changed the accounting method for its investment in VANTAS from the equity method to consolidation during the fourth quarter of 1999 and subsequently restated all 1999 quarters.

On January 21, 2000, the Company executed an agreement and plan of merger of two executive suites companies (the "Merger"), HQ Global Workplaces, Inc., and VANTAS. The merged company will retain the name HQ Global Workplaces ("HQ Global") and will become the world's largest virtual and physical workplace solutions provider with over 460 locations in 17 countries.

In connection with the Merger, (i) each share of the common stock of VANTAS will be converted into the right to receive $8.00 per share in cash and (ii) each share of the convertible preferred stock of VANTAS that is outstanding will be converted into the right to receive that number of shares of the surviving corporation that equal to the product of the number of shares of the common stock of VANTAS that such stockholder would have been entitled to receive had it converted its shares immediately prior to the Merger and the Conversion Ratio (as defined in the Merger Agreement), subject, in each case, to adjustment as provided in the Merger Agreement. In connection with the Merger, VANTAS established a $35 million letter of credit and FrontLine paid $15 million in cash. This letter of credit is collateralized by shares of VANTAS that are owned by FrontLine and guaranteed by FrontLine on a nonrecourse basis. Under certain circumstances, if this Merger is not consummated by May 31, 2000, then the current owners of HQ Global Workplaces can call the letter of credit and retain the deposit.

The merger is expected to be financed by $350 million of HQ Global debt, carryover equity from the seller representing approximately 19% of the merged entity and $195 million of new equity from strategic acquisitions. Subsequent to this transaction, it is anticipated that FrontLine will own approximately 50% of the merged entity.

During the three months ended March 31, 2000 and March 31, 1999, VANTAS recorded deferred credits of approximately $2.5 million and $0.7 million, respectively, related to tenant improvements, which are reimbursed by landlords and amortized against rent expenses over the lives of the leases.

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)


3.   OWNERSHIP INTERESTS IN PARTNER COMPANIES (CONTINUED)

E-BUSINESSES
------------

ONSITE ACCESS

Summarized financial information, a summary of the Company's investment in and advances to OnSite Access, Inc. ("OnSite") and FrontLine's share of its loss, is as follows (in thousands):

BALANCE SHEET

                                                                             MARCH 31, 2000             DECEMBER 31, 1999
                                                                             --------------             -----------------
Current assets                                                                $       8,510                 $      25,535
Property and equipment, net                                                          50,708                        20,052
Intangibles, net                                                                     65,172                        25,055
Other assets                                                                         10,037                         4,132
                                                                             --------------                --------------
     Total Assets                                                             $     134,427                 $      74,774
                                                                             ==============                ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
Current liabilities                                                           $      28,344                 $      13,702
Other Liabilities                                                                    23,498                         1,913
                                                                             --------------                --------------
     Total Liabilities                                                               51,842                        15,615
                                                                             --------------                --------------

REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT):
FrontLines' net investment in OnSite                                                 30,389                        39,017
Add:Cumulative net loss allocation                                                   16,765                         8,137
Less: Payment to OnSite shareholder                                                 (23,593)                      (23,593)
Less: Excess acquisition costs                                                         (595)                         (595)
                                                                             --------------                --------------
FrontLine preferred and common stock in OnSite                                       22,966                        22,966
Non FrontLine preferred and common stock                                            154,144                       104,274
Stockholders' loans for restricted stock                                             (4,339)                       (2,471)
Deferred equity compensation                                                        (26,131)                      (24,878)
Dividend on preferred stock                                                          (3,875)                       (2,080)
Accumulated deficit                                                                 (60,180)                      (38,652)
                                                                             --------------                --------------


     Total  Redeemable   Preferred  Stock  and   Stockholders'   Equity              82,585                        59,159
(deficit)                                                                    --------------                --------------
     Total Liabilities and Stockholders' Equity (deficit)                     $     134,427                 $      74,774
                                                                             ==============                ==============

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

3.   OWNERSHIP INTERESTS IN PARTNER COMPANIES (CONTINUED)

ONSITE ACCESS (CONTINUED)

STATEMENT OF OPERATIONS

                                                              FOR THE THREE
                                                               MONTHS ENDED
                                                              MARCH 31, 2000
                                                             ----------------
Revenues                                                       $       1,751
                                                             ----------------
Expenses:
     Direct costs of revenue                                           1,788
     Selling, general and administrative                              17,665
     Depreciation and amortization                                     3,978
     Interest expense (income)                                          (152)
                                                             ----------------
Total operating expenses                                              23,279

Net loss                                                             (21,528)
                                                             ----------------
Other interests, share of net loss                                   (12,900)
                                                             ----------------
FrontLines' share of net loss                                  $      (8,628)
                                                             ================

OnSite has currently filed for an initial public offering of its common stock.

OTHER E-BUSINESSES

During the first quarter of 2000, the Company invested approximately $23.5 million to purchase ownership interests in two new e-business companies and funded $20.1 million of commitments to existing Partner Companies. Subsequent to March 31, 2000, the Company funded an additional $8.9 million to existing Partner Companies.

4.   PARENT COMPANY FINANCIAL INFORMATION

The Company's consolidated financial statements reflect all consolidated VANTAS and OneXstream.com, Inc. ("OneXstream.com") accounted for under the consolidation method of accounting at March 31, 2000 and December 31, 1999 and for the three months ended March 31, 2000 and 1999.

Parent Company financial information is provided to present the financial position and results of operations of the Company as if VANTAS and OneXstream.com were accounted for under the equity method of accounting for all periods presented. The Company's share of VANTAS and OneXstream.com losses are included in "Equity in loss Partner Companies and other ownership interests" in the Parent Company Statements of Operations for all periods presented based on the Company's ownership percentage in each period.

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

4.   PARENT COMPANY FINANCIAL INFORMATION (CONTINUED)

PARENT COMPANY BALANCE SHEETS (IN THOUSANDS)

                                                                              MARCH 31, 2000           DECEMBER 31, 1999
                                                                            ------------------        --------------------
ASSETS
     Current assets                                                           $     79,197                $     28,933
     Ownership interests in and advances to Partner Companies                      287,192                     197,714
     Other assets                                                                   56,760                      67,089
                                                                            ------------------        --------------------
          TOTAL ASSETS                                                        $    423,149                $    293,736
                                                                            ==================        ====================
LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities                                                      $     15,954                $     13,372
     Non-current liabilities                                                       128,715                     166,255
     Shareholders' equity                                                          278,480                     114,109
                                                                            ------------------        --------------------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $    423,149                $    293,736
                                                                            ==================        ====================

PARENT COMPANY STATEMENTS OF OPERATIONS (IN THOUSANDS)                         FOR THE THREE                 FOR THE THREE
                                                                               MONTHS ENDED                  MONTHS ENDED
                                                                              MARCH 31, 2000                MARCH 31, 1999
                                                                           --------------------           -------------------
REVENUES                                                                          $      83                     $      83
                                                                           --------------------           -------------------
Operating expenses                                                                   (4,972)                         (891)
Other expenses                                                                       (1,695)                           (8)
Interest expense, net                                                                (6,621)                         (768)
                                                                           --------------------           -------------------
TOTAL EXPENSES                                                                      (13,288)                       (1,667)
                                                                           --------------------           -------------------
LOSS  BEFORE  EQUITY IN LOSS OF PARTNER  COMPANIES  AND OTHER  OWNERSHIP
INTEREST, EXTRAORDINARY LOSS AND DISTRIBUTION TO PREFERRED SHAREHOLDER              (13,205)                       (1,584)
Equity in loss of Partner Companies and other ownership interest                    (24,112)                         (370)
                                                                           --------------------           -------------------
LOSS BEFORE EXTRAORDINARY LOSS AND DISTRIBUTION TO PREFERRED SHAREHOLDER            (37,317)                       (1,954)
Extraordinary loss from early extinguishment of debt                                 (2,648)                           --
Distribution to Preferred Shareholder                                                  (346)                           --
                                                                           --------------------           -------------------
       NET LOSS APPLICABLE TO COMMON SHAREHOLDERS                                 $ (40,311)                     $ (1,954)
                                                                           ====================           ===================

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)


5.   NOTES PAYABLE

VANTAS currently has a credit agreement with various lending institutions for $157.9 million. The credit agreement provides for a $5 million acquisition loan, $127.9 million term loans, (comprised of Term Loan A for up to $38.0 million and Term Loan B for up to $89.9 million) and a $25 million revolving loan, including letters of credit. The credit agreement contains certain financial covenants one of which requires VANTAS not to exceed a maximum ratio of consolidated indebtedness to consolidated earnings before interest, income taxes, depreciation and amortization. There are also other covenants pertaining to additional financial ratios and limitations on capital expenditures. At March 31, 2000, VANTAS did not meet certain of its financial covenants. VANTAS is currently negotiating with its lenders for an increase in the amount of the credit agreement and/or waiver of those covenants in connection with VANTAS' proposed merger with HQ Global Workplaces. VANTAS has obtained a commitment letter for the provision of a new credit facility, subject to various conditions, which would provide a portion of the financing necessary to consummate the merger, including funds necessary to refinance the credit facility. Accordingly, $119.1 million of this debt has been classified as long-term as of March 31, 2000. There can be no assurance that VANTAS will meet the conditions required to satisfy the existing commitment, that the HQ Global merger will occur or that, if the HQ Global Workplace merger does not occur, VANTAS will be able to obtain a waiver with respect to the financial covenants contained in the credit facility for the fiscal quarter ended March 31, 2000 and satisfy such covenants or obtain a waiver thereafter.


The $38 million Term Loan A had $28 million outstanding at March 31, 2000 which requires quarterly principal payments. The final principal payment is due on June 30, 2002.

The $89.9 million Term Loan B had $89.5 million outstanding at March 31, 2000 which requires quarterly principal payments. The final principal payment is due on November 6, 2005.

At March 31, 2000 $18.5 million of the Term Loan was funded into a cash collateral account that VANTAS will be permitted to utilize in connection with permitted acquisitions.

The $25 million revolving loan commitment had $14.7 million outstanding at March 31, 2000. The final principal payment is due on November 6, 2003.

At March 31, 2000, VANTAS had outstanding letters of credit of approximately $10.2 million for landlord security deposits which reduced the borrowings available under the revolving loan commitment.

6.   SHAREHOLDERS' EQUITY

In January 2000, the Board of Directors for the Company approved the 2000 stock option plan and reserved 2,500,000 shares of common stock for issuance.

As part of the Company's ongoing investment in organizational infrastructure and the retention of high quality senior management, certain incentive stock option awards were granted on March 24, 1999 when the closing stock price was $4.625. These incentive compensation awards were subject to stockholder approval of the 1999 Stock Option Plan which occurred on June 24, 1999, when the closing stock price was $14.9375. Pursuant to financial accounting guidelines the date for measuring compensation costs would be June 24, 1999. These awards vest over various periods ranging from six months to three years and include tax loans which will be forgiven one year thereafter. During the three months ended March 31, 2000, results include approximately $1.7 million or $.05 per basic and diluted share, associated with these awards, the majority, of which is non-cash in nature. In addition, pursuant to the 1999 stock option plan, 550,000 shares reserved were issued in August 1999, resulting in $3.5 million of deferred compensation, net of amortization, as of March 31, 2000.

During the three months ended March 31, 2000, the Company completed preferred stock offerings of 26,000 shares of 8.875% Cumulative Convertible Preferred Stock, at a price of $1,000 per share with net proceeds of $24.6 million. These shares are convertible into the Company's common stock at a price of $70.48. On May 6, 2000, the Company paid a preferred dividend to the preferred shareholder of approximately $0.6 million.

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

6.   SHAREHOLDERS' EQUITY (CONTINUTED)

On March 7, 2000, an investment partnership invested $30 million to purchase 1.5 million warrants to acquire FrontLine's common stock at an exercise price of $70 per share. The warrants have a term of 3.25 years. The Company utilized approximately half of these proceeds to reduce its $60 million Secured Credit Facility ("Credit Facility") with a significant financial institution.

On March 31, 2000, the Company sold approximately 2.6 million shares of its common stock at a price of $47.25 per share for an aggregate consideration of approximately $122.6 million. Proceeds from the sale were utilized to repay the remaining portion of the Credit Facility. As a result, certain deferred financing costs of approximately $2.6 million incurred in connection with the established of the Credit Facility were expensed as an extraordinary loss in the accompanying consolidated statements of operations.

7.   TRANSACTIONS WITH RELATED PARTIES

The Company has a Credit Facility with Reckson Operating Partnership, L.P. ("Reckson") in the amount of $100 million ("FrontLine Facility"). Reckson has advanced the Company approximately $92.7 million at March 31, 2000. These advances bear interest at 12% per annum. Additionally, FrontLine established a $100 million facility with Reckson for funding the Reckson Strategic Venture Partners, LLC ("Reckson Strategic") investments ("Reckson Strategic Facility"). As of March 31, 2000, Reckson has advanced FrontLine approximately $36.0 million under the Reckson Strategic Facility and has invested approximately $24.8 million under the facility in joint ventures with Reckson Strategic. The total outstanding at March 31, 2000, owed by FrontLine under both Credit Facilities was approximately $128.7 million. Interest accrued on these facilities at March 31, 2000, was approximately $8.6 million. Both of the FrontLine and Reckson Strategic Facilities expire in June 2003. Currently, the Company has two short term open letters of credit totaling $3.2 million, which have been utilized as consideration for future FrontLine investment acquisitions. These letters of credit decrease the availability under the FrontLine Facility.

The Company is entitled to a cumulative annual management fee of $2 million with respect to Reckson Strategic, of which $1.5 million is subordinate to Paine Webber receiving an annual minimum rate of return of 16% and a return of its capital. The earned fee for the three months ended March 31, 2000 and March 31, 1999 was approximately $0.1 million in both periods.

The Company reimburses Reckson with respect to general and administrative expenses (including payroll expenses) incurred by Reckson for the benefit of the Company. These services include payroll, human resources and accounting services. During the three months ended March 31, 2000 and March 31, 1999, the Company reimbursed approximately $0.4 million and $0.2 million, respectively, for such activities.

8.   OTHER OWNERSHIP INTEREST

Reckson Strategic invests in operating companies with experienced management teams in real estate and real estate related market sectors which are in the early stages of their growth cycle or offer unique circumstances for attractive investments, as well as platforms for future growth. Through RSVP Holdings, LLC ("Holdings"), the Company is a managing member and 100% owner of the common equity of Reckson Strategic. New World Realty, LLC, an entity owned by two individuals retained by Holdings, (the "RSVP Managing Directors"), acts as a managing member of Holdings, and have a carried interest which provides for the RSVP Managing Directors to receive a share in the profits of Reckson Strategic after the Company, Paine Webber Real Estate Securities, Inc., ("Paine Webber") and Stratum Realty Fund, L.P. ("Stratum") have received certain minimum returns and a return of capital. Paine Webber and Stratum are non-managing members and preferred equity owners who have committed $150 million and $50 million, respectively, in capital (the "Preferred Equity Facility") and shares in profits and losses of Reckson Strategic with the Company, subject to a maximum internal rate of return of 16% of invested capital.

For the three months ended March 31, 2000 and March 31, 1999, FrontLine's share of Holdings' losses were was approximately $0.2 million and $0.6 million, respectively.

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

9.   SEGMENT DISCLOSURE

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

The following table sets forth the Company's segments and their revenues and expenses and other related disclosures as required by SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131") for the three months ended March 31, 2000 and 1999 (in thousands).

                                                                         MARCH 31, 2000

                                  EXECUTIVE OFFICE
                                     SUITES AND
                               VIRTUAL OFFICE SERVICES         E-BUSINESSES        OTHER OPERATIONS         TOTAL
                               ------------------------     -------------------    ------------------    ----------

Total Assets                          $        435,582           $      87,095         $     135,072      $ 657,749
                                      -----------------     -------------------    ------------------    ----------
Total Operating Revenues                        62,490                      --                    83         62,573
                                      -----------------     -------------------    ------------------    ----------
Total Operating Expenses                        56,946                      --                    --         56,946
                                      -----------------     -------------------    ------------------    ----------
Other Income (Expenses),
Provision for Income Taxes, and
Minority Interest                               (8,957)                 (1,583)              (14,026)       (24,566)
                                      -----------------     -------------------    ------------------    ----------
Equity in Loss of Partner
Companies and Other
Ownership Interest                                  --                 (18,153)                 (225)       (18,378)
                                      -----------------     -------------------    ------------------    ----------
Extraordinary Loss from Early
Extinguishment of Debt                              --                      --                (2,648)        (2,648)
                                      -----------------     -------------------    ------------------    ----------
Distribution to Preferred shareholder               --                      --                  (346)          (346)
                                      -----------------     -------------------    ------------------    ----------
Net Loss                             $         (3,413)         $      (19,736)        $      (17,162)     $ (40,311)
                                      -----------------     -------------------    ------------------    ----------

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)


9.   SEGMENT DISCLOSURE (CONTINUED)

                                                                        MARCH 31, 1999
                                                                       ---------------
                                    EXECUTIVE OFFICE
                                       SUITES AND
                                VIRTUAL OFFICE SERVICES        E-BUSINESSES        OTHER OPERATIONS          TOTAL
                                -------------------------    ------------------    ------------------    -------------
Total Operating Revenues              $        46,775       $       --                $      83           $  46,858
                                      ---------------      ------------            ------------          ----------
Total Operating Expenses                       39,749               --                       --              39,749
                                      ---------------      ------------            ------------          ----------
Other Income (Expenses),
Provision for Income Taxes,
and Minority Interest                          (6,766)              --                  (1,666)              (8,432)
                                      ---------------      ------------            ------------          ----------
Equity in Loss of Partner
Companies and Other Ownership                     --               (22)                   (609)                (631)
Interest
                                      ---------------      ------------            ------------          -----------

Net Income (Loss)                     $           260       $      (22)              $  (2,192)          $  (1,954)
                                      ---------------      ------------            ------------          -----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying Financial Statements of FrontLine Capital Group (the "Company" or "FrontLine") and related notes thereto.

The Company considers certain statements set forth to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, with respect to the Company's expectations for future periods. Certain forward-looking statements, including, without limitation, statements relating to the ability to identify and acquire interest in new Partner Companies, consummation of the merger with HQ Global Workplaces, Inc, the financing of the Company's and Partner Companies', operations, the timing and success of such acquisitions and the ability to integrate and manage effectively its various acquisitions, involve certain risks and uncertainties. Although the Company believes that the expectation reflected in such forward-looking statements are based on reasonable assumptions, the actual results may differ materially from those set forth in the forward-looking statements and the Company and Partner Companies can give no assurance that its expectations will be achieved. Certain factors that might cause the results of the Company and Partner Companies to differ materially from those indicated by such forward-looking statements include, among other factors, general economic conditions, a lack of attractive business opportunities or suitable acquisitions, the Company's dependence upon financing from Reckson Operating Partnership, L.P., ("Reckson") conflicts of interest of management, competition for targeted acquisitions and the ability to otherwise finance business opportunities. Consequently, such forward-looking statements should be regarded solely as reflections of the Company's and Partner Companies current operating and development plans and estimates. These plans and estimates are subject to revision from time to time as additional information becomes available, and actual results may differ from those indicated in the referenced statements.

OVERVIEW AND BACKGROUND

FrontLine is building a collaborative network of companies that use the Internet and new technologies to empower small to medium size enterprises ("SME's"), entrepreneurs, and the mobile workforce, the fastest growing segment of the new economy. FrontLine provides its Partner Companies with the capital, customer base, management resources, and relationships they need for fast-growth and long-term success. The Partner Companies in turn provide small to medium size business customers with the information, tools and services they need to become more competitive, at a price they can afford. In this way, FrontLine achieves its vision along two parallel tracks: FrontLine empowers the entrepreneurs that make up its network of Partner Companies, and empowers the entrepreneurs that make up its customer base.

The Company is to acquire significant, long-term stakes in targeted Partner Companies, which will be incorporated into a collaborative network of e-commerce and e-services companies, in effect to accelerate their growth and increase their likelihood of success. FrontLine has developed an extensive e-Cooperative platform that allows its Partner Companies to benefit from its operational and management resources and experience and the Company's extensive customer base as well as gain significant synergies from other existing and future Partner Companies. The e-Cooperative consists of the:

o enterprise Development Group or eDG - eDG offers strategic planning, project management and functional expertise in the areas of organizational design, recruiting, finance and technology strategy.

o Advisory Board - a group of recognized business and academic leaders provides strategic insight, expertise, relationships and access to new opportunities and potential alliances for the Company and its Partner Companies.

o Network of Partner Companies - facilitates learning and collaboration among all Partner Companies and provides access to the customer base, resources and relationships of the entire network. It also facilitates business partnerships among Partner Companies, including cross-selling and cross-marketing opportunities.

o Virtual and Physical - Global workplace solutions provider which offers the Partner Companies the ability to access the virtual and physical global infrastructure as well as a distribution network to a customer base of SMEs.

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

FrontLine seeks to focus its future acquisitions in the Internet sector by targeting three types of e-commerce and e-services companies:

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

Because FrontLine acquires significant interests in e-commerce companies, many of which generate net losses, FrontLine has experienced, and expects to continue to experience, significant volatility in the quarterly results. Management does not know if the Company will report net income in any period, and expects to report net losses for the foreseeable future. While most Partner Companies have consistently reported losses, the Company may experience significant volatility from period to period due to one-time transactions and other events incidental to the ownership interests in and advances to Partner Companies. On a continuous basis, but no less frequently than at the end of each quarterly reporting period, management evaluates the carrying value of the ownership interests in and advances to each of the Partner Companies for possible impairment based on achievement of business plan objectives and milestones, the fair value of each ownership interest and advance in the Partner Company relative to carrying value, the financial condition and prospects of the Partner Company, and other relevant factors. The business plan objectives and milestones that are taken into consideration include, among others, those related to financial performance such as achievement of planned financial results or completion of capital raising activities, and those that are more operational in nature such as the launching of a web site or the hiring of key employees. The fair value of the ownership interests in and advances to privately held Partner Companies is generally determined based on the value at which independent third parties have invested or have committed to invest in Partner Companies.

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

Equity Method. Partner Companies whose results are not consolidated, but over whom the Company exercises significant influence, are generally accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to a Partner Company depends on an evaluation of several factors including; among others, representation on the Partner Company's board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the Partner Company, including voting rights associated with the Company's holdings in common, preferred and other convertible instruments in the Partner Company. Under the equity method of accounting, a Partner Company's accounts are not reflected within the Company's Consolidated Statements of Operations; however, FrontLine's share of the earnings or losses of the Partner Company is reflected in the caption "Equity in loss of Partner Companies and other ownership interest" in the Consolidated Statements of Operations.

Partner Companies accounted for under the equity method of accounting included:

                                     PARTNER           VOTING OWNERSHIP ON BASIC BASIS           VOTING OWNERSHIP ON DILUTED BASIS
                                     COMPANY           -------------------------------           ---------------------------------
                                      SINCE         MARCH 31, 2000      DECEMBER 31, 1999       MARCH 31, 2000    DECEMBER 31, 1999
                                     --------       --------------      -----------------       --------------    -----------------
           EmployeeMatters, Inc.      1999               53%                   53%                   45%                45%
           OnSite Access, Inc.        1997               37%                   37%                   22%                22%
           PIPE9 Corporation          1999               31%                   31%                   26%                26%
           RealtyIQ.com               1999               68%                   68%                   54%                54%
           UpShot.com                 2000               20%                   N/A                   18%                N/A

FrontLine has representation on the board of directors of all of the above Partner Companies, and as of March 31, 2000, generally owned voting convertible preferred stock in all of them. Most of FrontLine's equity method Partner Companies are in a very early stage of development and have not generated significant revenues. In addition, equity method Partner Companies have incurred substantial losses since their inception and are expected to continue to incur substantial losses in 2000.

Cost Method. Partner Companies not accounted for under either the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, the Company's share of the earnings or losses of these companies is not included in the Consolidated Statements of Operations.

Partner Companies accounted for under the cost method of accounting included:

                                                       VOTING OWNERSHIP ON BASIC BASIS         VOTING OWNERSHIP ON DILUTED BASIS
                                       PARTNER         -------------------------------         -----------------------------------
                                       COMPANY
                                        SINCE      MARCH 31, 2000       DECEMBER 31, 1999      MARCH 31, 2000   DECEMBER 31, 1999
                                       --------    --------------       -----------------      --------------   -----------------
           AdOutlet. com                1999              12%                   12%                  10%                10%
           DigitalWork.com              1999              <1%                   <1%                  <1%                <1%
           Giftcertificates.com         1999              <1%                   <1%                  <1%                <1%
           LiveCapital.com              2000              4%                    N/A                   4%                N/A
           NeoCarta Ventures            1999              4%                     4%                   4%                4%
           Opus 360 Corporation         1999              <1%                   <1%                  <1%                <1%

The cost method Partner Companies are in a very early stage of development and have not generated significant revenues. In addition, FrontLine's cost method Partner Companies incurred substantial losses since their inception and are expected to continue to incur substantial losses in 2000.


EFFECT OF CONSOLIDATION ON THE PRESENTATION OF FRONTLINE'S FINANCIAL STATEMENTS

The presentation of FrontLine's financial statements may differ from period to period primarily due to whether or not the consolidation method of accounting or the equity method of accounting is applied. To understand the Company's results of operations and financial position without the effect of the consolidation of VANTAS, Note 4 to the consolidated financial statements summarizes the Company's Statements of Operations and Balance Sheets treating the ownership interest in VANTAS as if it were accounted for under the equity method of accounting for all periods presented. FrontLine's share of VANTAS' losses is included in "Equity in loss of Partner Companies and other ownership interest."

RESULTS OF OPERATIONS

The reportable segments in FrontLine's financial statements are Executive Office Suites and Virtual Office Services, e-Businesses and Other Operations. Executive Office Suites and Virtual Office Services includes the effect of consolidating the operations of VANTAS. e-Businesses includes the effect of transactions and other events incidental to the ownership interest in FrontLine's Partner Companies, excluding VANTAS. Other Operations represents the expenses of providing strategic and operational support to the Partner Companies, the administrative costs related to these expenses and FrontLine's operations in general.

EXECUTIVE OFFICE SUITES AND VIRTUAL OFFICE SERVICES

FrontLine's operating revenues and substantially all of its Partner Company operating expenses for the three months ended March 31, 2000 and March 31, 1999 were attributable to VANTAS. The following is a discussion of VANTAS' results of operations for the three months ended March 31, 2000.

VANTAS' executive office suite income for the three months ended March 31, 2000 was $62.5 million, an increase of $15.7 million or 33.6% from the corresponding period in 1999.

Acquired Executive Office Suites that were effective after January 1, 1998 ("Acquired Office Suites") had income for the three months ended March 31, 2000 of $10.9 million, an increase of $9.5 million from the corresponding period in 1999. This increase in income resulted primarily from the acquisition of executive office suites during the twelve months ended March 31, 2000.

Executive Office Suites, excluding Acquired and Developing Office Suites, that were operating for the entire comparable period of the prior year ("Same Office Suites"), had income for the three months ended March 31, 2000 of $48.5 million, an increase of $4.1 million, or 9.2% from the corresponding period in 1999. While office occupancy levels remained relatively stable at approximately 89% for the comparable periods, the increase in executive office income of $2.1 million, or 8.6%, was due to more favorable office pricing. The increase in support service revenues of $2.0 million, or 9.8% from 1999 is partially attributable to an increase in broadband Internet access, information technology support services and administrative support services.

Developing Executive Office Suite ("Developing Office Suites") income was $3.0 million for the three months ended March 31, 2000, an increase of $2.1 million from the corresponding period in 1999. For the three months ended March 31, 2000 and 1999 there were 18 and 7 Developing Office Suites that were opened, respectively. This increase is primarily due to the greater number of Developing Office Suites opened during the three months ended March 31, 2000.

Executive Office Suite expenses for the three months ended March 31, 2000 were $49.8 million, representing an increase of $15.4 million or 44.6% from the corresponding period in 1999.

Acquired Office Suite expenses for the three months ended March 31, 2000 and 1999 were $9.0 million and $0.8 million respectively, representing an increase of $8.2 million from the corresponding period in 1999. This increase resulted primarily from an increase in the number of executive office suites acquired as compared to those acquired in the comparable period of the prior year.

Same Office Suite expenses for the three months ended March 31, 2000 were $36.3 million, an increase of $3.9 million or 12.1% from the corresponding period in 1999. This increase is primarily attributable to higher rent expense resulting from inflation adjusted rental increases and support service expenses associated with increased greater support service revenues.

Developing Office Suite expenses for the three months ended March 31, 2000 were $4.5 million, an increase of $3.3 million from the corresponding period in 1999. This increase is due to a total of 28 Developing Office Suites with expenses during the three months ended March 31, 2000 as compared to 13 Developing Office Suites during the three months ended March 31, 1999.

For the three months ended March 31, 2000, other expenses were $16.8 million, representing an increase of $6.0 million or 54.7% from the corresponding period in 1999. This increase is primarily attributable to corporate general and administrative expenses, depreciation and amortization and interest expense of $1.8 million, $2.6 million and $1.5 million or 33.1%, 88.2% and 77.6%, respectively.

The increase in corporate general and administrative expenses was attributable to increases in the corporate personnel infrastructure and its associated travel and related expenses, related office expansion, and professional and consulting fees associated with VANTAS' growth. The increase in depreciation and amortization relates to fixed assets acquired and goodwill associated with the mergers and acquisitions. It is also attributable to an increase in capital expenditures associated with technology infrastructure additions and leasehold improvements for Developing and Same Office Suites. Interest expense is primarily related to VANTAS' credit agreement. This increase resulted from interest expense on borrowings related to VANTAS' acquisitions as well as increases in interest rates.

VANTAS incurred merger and integration costs of approximately $0.8 million and $0.7 million for the three months ended March 31, 2000 and March 31, 1999, respectively, in connection with mergers and one-time costs related to agreements with shareholders of VANTAS to purchase a portion of the shareholders' securities in VANTAS.

E-BUSINESSES

A significant portion of FrontLine's net loss is derived from corporations in which it holds a significant minority ownership interest accounted for under the equity method of accounting. Equity loss fluctuates with the number of Partner Companies accounted for under the equity method, FrontLine's voting ownership percentage in these companies, the amortization of goodwill related to newly acquired equity method Partner Companies, and the results of operations of these companies. As of March 31, 2000, FrontLine accounted for five of its Partner Companies under this method as compared to one Partner Company during the three months ended March 31, 1999. All five of these companies incurred losses for the three months ended March 31, 2000. Under this method, the results of operations of these entities are not consolidated within the Consolidated Statements of Operations; however, FrontLine's share of these companies' losses is reflected in the caption "Equity in loss of Partner Companies and other ownership interest" in the Consolidated Statements of Operations. (See Note 3 of the Consolidated Financial Statements).

In addition, the consolidated results of OneXstream, Inc, have been expensed as development stage company due to its early phase of existence. No revenues have been generated since its inception.

OTHER OPERATIONS

FrontLine's Other Operations consist primarily of general and administrative cost for compensation, office costs, and outside services such as legal, accounting and travel related costs. As the number of FrontLine's employees grow to support its operations and those of its Partner Companies, its general and administrative costs will increase. As a result of the increase in the number of employees from 5 to 40 between March 31, 1999 and March 31, 2000 and the increase in the acquisition of interests in Partner Companies, general and administrative costs for the three months ended March 31, 2000 increased by $3.3 million as compared to the same period in 1999. FrontLine plans to continue to increase the number of new employees and build its overall infrastructure. These costs are expected to continue to be higher compared to historical periods. During the three months ended March 31, 2000, the Company recorded compensation costs of approximately $1.7 million in connection with incentive stock awards to management and $0.7 million associated with new hire costs.

FrontLine's interest expense for the three months ended March 31, 2000 was approximately $6.6 million compared to approximately $0.8 million for the three months ended March 31, 1999. The increase is due to an increase in the amounts borrowed under the Company's existing credit facilities and the $60 million Secured Credit Facility.

Included in Other Operations is FrontLine's ownership interest in RSVP Holdings, LLC. For the three months ended March 31, 2000 and March 31, 1999, FrontLine's share of RSVP Holdings, LLC's loss was approximately $0.2 million and $0.6 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

FrontLine has funded operations and investing activities through a combination of borrowings under various credit facilities and issuances of the Company's equity securities.

FrontLine funded approximately $86.9 million in cash and issued $24.6 million of the Company's common stock to acquire interests in or make advances to new and existing Partner Companies during the three months ended March 31, 2000. These companies include: EmployeeMatters, Inc., LiveCapital.com, NeoCarta Ventures, RealtyIQ.com, UpShot.com and VANTAS Incorporated.

The Company has a credit facility with Reckson in the amount of $100 million ("FrontLine Facility"). Additionally, Reckson Strategic Venture Partners, LLC ("Reckson Strategic") has established a $100 million facility with Reckson to fund Reckson Strategic investments. Note 7 to the consolidated financial statements summarizes the outstanding amounts and terms of the FrontLine and Reckson Strategic Facilities. The Company had approximately $92.7 million outstanding under the FrontLine Facility at March 31, 2000. Borrowings were primarily used to fund acquisitions of ownership interests in Partner Companies and general operations. Approximately $36.0 million was outstanding under the Reckson Strategic Facility at March 31, 2000. These borrowings were utilized to fund Reckson Strategic investments and general operations. At March 31, 2000, $43.8 million was available on these Facilities.

FrontLine's secured credit facility for $60 million was fully drawn and repaid during the three months ended March 31, 2000, and is therefore no longer available.

On January 21, 2000, the Company entered into a merger agreement pursuant to which VANTAS will be merged with HQ Global Workplaces, Inc. which is scheduled to close by May 31, 2000. The merger is expected to be financed by $350 million of HQ Global debt, carryover equity from the seller representing approximately 19% of the merged entity and $195 million of new equity from strategic acquisitions. VANTAS has established a $35 million letter of credit and FrontLine paid $15 million in cash to secure the obligations under the merger agreement. This letter of credit is collateralized by shares of VANTAS stock that are owned by FrontLine and guaranteed by FrontLine on a nonrecourse basis. In the event that the letter of credit is drawn upon and the lender forecloses upon the Company's shares of VANTAS, VANTAS is obliged to reimburse the Company in the form of additional shares of VANTAS for any loss of the Company's shares of VANTAS provided that such loss was not a result of the Company's gross negligence. FrontLine has obtained commitments for the debt financing which are subject to certain conditions and is in negotiations to obtain the equity financing. However, no assurance can be given that the Company will be successful in obtaining the equity financing required under the merger agreement such that the merger will be consummated on its current terms or that the merger will not be consummated for any other reason.

VANTAS has a credit agreement in the amount of $157.9 million (the "Credit Agreement") with a significant financial institution. The credit agreement contains certain financial covenants one of which requires VANTAS not to exceed a maximum ratio of consolidated indebtedness to consolidated earnings before interest, income taxes, depreciation and amortization. There are also other covenants pertaining to additional financial ratios and limitations on capital expenditures. At March 31, 2000, VANTAS did not meet certain of its financial covenants. VANTAS is currently negotiating with its lenders for an increase in the amount of the credit agreement and/or waiver of those covenants in connection with VANTAS' proposed merger with HQ Global Workplaces. VANTAS has obtained a commitment letter for the provision of a new credit facility, subject to satisfaction of various conditions, which would provide a portion of the financing necessary to consummate the merger, including funds necessary to refinance the credit facility. There can be no assurance that VANTAS will meet the conditions required to satisfy the existing commitment, that the HQ Global Workplaces merger will occur or that, if the HQ Global Workplace merger does not occur, VANTAS will be able to obtain a waiver with respect to the financial covenants contained in the credit facility for the fiscal quarter ended March 31, 2000 and satisfy such covenants or obtain a waiver thereafter. Currently, VANTAS has short term letters of credit totaling $10.2 million.

The Company also funded investing activities for the three months ended March 31, 2000 with net proceeds of approximately $24.6 million from the completion of 26,000 shares of privately placed Convertible Preferred Stock offerings. On May 6, 2000, the Company paid a preferred dividend to the preferred shareholder of approximately $0.6 million.

On March 7, 2000, an investment partnership invested $30 million to purchase 1.5 million warrants to acquire FrontLine's common stock at an exercise price of $70 per share. The warrants have a term of 3.25 years. The Company utilized approximately half of these proceeds to reduce its $60 million Secured Credit Facility ("Credit Facility") with a significant financial institution and the remaining portion will be utilized for acquisitions of interest in Partner Companies and working capital purposes.

On March 31, 2000, the Company sold approximately 2.6 million shares of its common stock at a price of $47.25 per shares for an aggregate consideration of approximately $122.6 million. Proceeds from the sale were utilized to repay the remaining portion of the Credit Facility. As a result, certain deferred financing costs of approximately $2.6 million were incurred in connection with the Credit Facility were expensed as an extraordinary loss in the accompanying consolidated statements of operations.

Subsequent to March 31, 2000, the Company funded an additional $8.9 million to existing Partner Companies.

Currently, the Company has two short-term letters of credit totaling $3.2 million, which have been utilized as deposits for future acquisitions of ownership interests in Partner Companies.

FrontLine's operations do not require intensive capital expenditures. There were no significant capital expenditure commitments as of March 31, 2000.

FrontLine will continue to evaluate acquisition opportunities and expects to acquire additional ownership interests in new and existing Partner Companies in the next 12 months, all of which could make it necessary for the Company to raise additional funds. The Company may not be able to obtain additional bank or other financing beyond this period, or may only be able to do so on terms not favorable or acceptable to the Company. If additional funds are raised through the issuance of equity securities, existing shareholders may experience significant dilution. Although management believes that it will continue to have access to the public markets, the availability and amount of funds from these markets is subject to numerous factors including some that are beyond the Company's control, and therefore is not assured.

INFLATION

The Credit Facilities generally bear interest at variable rates. These rates will be influenced by changes in the prime rate and is sensitive to inflation and other economic factors. A significant increase in interest rates may have a negative impact on the earnings of the Company due to the variable interest rate under the Credit Facilities.

ITEM 3. QUANTITIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK

The primary market risk facing the Company is interest rate risk on its Credit Facilities. The Company does not hedge interest rate risk using financial instruments. The Credit Facilities bear interest at the greater of the prime rate plus 2% or 12% (with interest on balances outstanding more than one year increasing by 4% of the previous year's rate). The rate of interest on the Credit Facilities will be influenced by changes in the prime rate and is sensitive to inflation and other economic factors. A significant increase in interest rates may have a negative impact on the earnings of the Company due to the variable interest rate under the Credit Facilities.

The following table sets forth the Company's Credit Facilities obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value ("FMV") at March 31, 2000 (in thousands).

                                        For the year ended December 31,
                    2000      2001     2002        2003        2004      Thereafter        Total         FMV
                    ----      ----     ----        ----        ----      ----------        -----         ---
Variable rate       $--       $--       $--      $128,715       $--       $ --           $128,715       $128,715

Average
interest rate        --        --        --         12.02%       --         --             12.02%             --

The primary market risk facing VANTAS is interest rate risk on its Credit Agreement. As of March 31, 2000, VANTAS hedged interest rate risk using financial instruments for a limited amount of its outstanding debt. The Credit Agreement bears interest ranging from LIBOR plus 3.0% to LIBOR plus 3.75% for a one, three or six month period at the election of VANTAS. The rate of interest on the Credit Agreement will be influenced by changes in short-term rates and is sensitive to inflation and other economic factors. A significant increase in interest rates may have a negative impact on the earnings of VANTAS due to the variable interest under the Credit Agreement.

Based on variable rate debt levels, a 10% change in market interest rates (59 basis points on a weighted-average) would have an approximate 2.8% impact on the VANTAS' interest expense, net.

VANTAS has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of March 31, 2000, VANTAS had no other material exposure to market risk.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings - None
Item 2. Changes in Securities and Use of Proceeds

The following securities were issued in transactions pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933 and involved only accredited investors.

From January 26, 2000 to March 17, 2000, the Company completed convertible preferred stock offerings, to an accredited investor, of an aggregate of 26,000 shares of 8.875% Cumulative Convertible Preferred Stock, at a price of $1,000 per share, for net proceeds of $24.6 million.

Dividends on the Preferred Stock are payable quarterly in cash or, at the Company's election, in common stock, provided certain conditions have been satisfied. The Preferred Stock is redeemable on or after the third anniversary of the date of issuance and is convertible at any time, at the option of the holder, on or after the one year anniversary of the date of issuance. The Preferred Stock is convertible into shares of the Company's common stock at a price of $70.48.

On March 7, 2000, an investment partnership invested $30 million to purchase 1.5 million warrants to acquire the Company's common stock at an exercise price of $70 per share. The warrants have a term of 3.25 years. The Company utilized approximately half of these proceeds to reduce its $60 million Secured Credit Facility with a significant financial institution.

Item 3. Defaults Upon Senior Securities - None
Item 4. Submission of Matters to a Vote of Securities Holders - None
Item 5. Other information - None
Item 6. Exhibits and Reports on Form 8-K

Form 8K  dated January 25, 2000             Relating to the Company's execution of merger agreements
                                            with VANTAS Incorporated and HQ Global Workplaces, Inc.



Form 8K dated February 15, 2000             Relating to the Company's completion of
                                            the acquisitions of ownership interests in VANTAS Incorporated.



Form 8K dated, March 2, 2000                Relating to the filing of financial  statements with respect to the  Company's  execution  of  merger  agreements  with  VANTAS
                                            Incorporated and HQ Global Workplaces, Inc.



Form 8K dated March 2, 2000                 Relating to the filing of the  financial  information  relating to the merger of VANTAS  Incorporated and HQ Global Workplaces,
                                            Inc.



Form 8K dated March 28, 2000                Relating to the Company's name change to FrontLine Capital
                                            Group, the issuance of 8.75% Cumulative Convertible Preferred
                                            Stock and Warrant Purchase Agreement with Gotham Partners,
                                            L.P. and affiliates.

Exhibit 10.1 Letter Amendment to Frontline Capital Group's Credit Agreements.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         FRONTLINE CAPITAL GROUP

                         By: \s\ Scott H. Rechler
                           --------------------------
                         Scott H. Rechler, President and Chief Executive Officer
                                           (Principal Executive Officer)

                             \s\ Michael Maturo
                            -------------------------
                            Michael Maturo, Executive Vice President
                                 and Chief Financial Officer
                                (Principal Financial and Accounting Officer)

DATE: May 15, 2000