Form 10-Q
period 2000-06-30
FRONTLINE CAPITAL GROUP
filed 2000-08-15
CIK 1052743

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

                   ------------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes X No __, and (2) has been subject to such filing requirements for the past 90 days. Yes X No___.


This company has only one class of common stock, issued at $.01 par value per share with 36,154,524 shares outstanding as of August 8, 2000.



                   ------------------------------------------




================================================================================

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                                QUARTERLY REPORT
                    FOR THE THREE MONTHS ENDED JUNE 30, 2000

                                TABLE OF CONTENTS

INDEX                                                                                                  PAGE
------------------------------------------------------------------------------------------------------------------
PART I.  FINANCIAL INFORMATION
------------------------------------------------------------------------------------------------------------------
Item 1.           Financial Statements

                  Consolidated  Balance Sheets of FrontLine  Capital Group and  Subsidiaries
                  as of June 30, 2000 (unaudited) and December 31, 1999.....................             3


                  Consolidated Statements of Operations of FrontLine Capital Group and
                  Subsidiaries for the three and six months ended June 30, 2000 and 1999
                  (unaudited)...............................................................             4


                  Consolidated  Statements  of Cash Flows of  FrontLine  Capital
                  Group and  Subsidiaries for the six months ended June 30, 2000
                  and 1999 (unaudited)......................................................             5

                  Notes to the Consolidated Financial Statements of FrontLine Capital Group
                  and Subsidiaries (unaudited)..............................................             6

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of
                  Operations................................................................            21

Item 3.           Quantitative and Qualitative Disclosures about Market Risk................            33
------------------------------------------------------------------------------------------------------------------
PART II. OTHER INFORMATION
------------------------------------------------------------------------------------------------------------------
Item 1.           Legal Proceedings.........................................................            34
Item 2.           Changes in Securities and Use of Proceeds.................................            34
Item 3.           Defaults Upon Senior Securities...........................................            34
Item 4.           Submission of Matters to a Vote of Securities Holders.....................            34
Item 5.           Other Information.........................................................            35
Item 6.           Exhibits and reports on Form 8-K..........................................            35
------------------------------------------------------------------------------------------------------------------
SIGNATURES                                                                                              36
------------------------------------------------------------------------------------------------------------------

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                          JUNE 30, 2000      DECEMBER 31, 1999
                                                                                         ---------------     -----------------
                                                                                           (UNAUDITED)
ASSETS:
Current Assets:
Cash and cash equivalents..........................................................              $25,239             $32,740
Restricted cash....................................................................                7,525              21,572
Accounts receivable, net of allowance for doubtful accounts of
$2,949 at June 30, 2000 and $861 at December 31, 1999..............................               22,970               8,426
Other current assets...............................................................               19,616              16,008
                                                                                         ----------------    ----------------
    TOTAL CURRENT ASSETS...........................................................               75,350              78,746

Ownership interests in and advances to unconsolidated companies....................               99,962              97,833
Intangible assets, net.............................................................              676,457             239,412
Property and equipment, net........................................................              210,871              80,425
Deferred financing costs, net......................................................               44,300                  --
Other assets, net..................................................................               65,360              45,567
                                                                                         ----------------    ----------------
    TOTAL  ASSETS..................................................................           $1,172,300            $541,983
                                                                                         ================    ================

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Accounts payable and accrued expenses..............................................              $51,924            $ 45,852
Current portion of Senior secured debt.............................................               35,475              12,500
Deferred rent payable .............................................................                4,654               2,165
Other current liabilities..........................................................                2,729               1,139
                                                                                         ----------------    ----------------
     Total Current Liabilities.....................................................               94,782              61,656

Credit facilities with related parties.............................................              131,243             121,848
Senior secured debt................................................................              204,025              44,407
Subordinated notes payable.........................................................              125,000             108,125
Deferred rent payable .............................................................               29,845              22,794
Other liabilities..................................................................               75,920              33,706
                                                                                         ----------------    ----------------
     Total Liabilities.............................................................              660,815             392,536
                                                                                         ----------------    ----------------

Minority Interest..................................................................              276,329              35,338

Commitments and Contingencies .....................................................
Shareholders' Equity:
8.875% Cumulative convertible preferred stock, $.01 par value,
25,000,000 shares authorized, 26,000 and 0 issued and outstanding
at June 30, 2000 and December 31, 1999, respectively..............................                    --                  --
Common stock, $.01 par value, 100,000,000 shares authorized,
36,094,529 and 30,672,794 shares issued and outstanding, at
June 30, 2000 and December 31,1999, respectively...................................                  360                 307

Additional paid in capital.........................................................              390,185             162,054
Accumulated  deficit...............................................................             (155,389)            (48,252)
                                                                                         ----------------    ----------------
    TOTAL SHAREHOLDERS' EQUITY.....................................................              235,156             114,109
                                                                                         ----------------    ----------------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.....................................           $1,172,300            $541,983
                                                                                         ================    ================

          (See accompanying notes to consolidated financial statements)

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                            THREE MONTHS     THREE MONTHS       SIX MONTHS       SIX MONTHS
                                                                ENDED            ENDED             ENDED            ENDED
                                                            JUNE 30, 2000    JUNE 30, 1999     JUNE 30, 2000    JUNE 30, 1999
                                                           --------------    --------------    --------------    -------------
Operating Revenues:
Executive office suite income........................            $58,085           $30,572           $94,156          $57,637
Support services and other...........................             40,696            22,100            67,198           41,893
                                                           --------------    --------------    --------------    -------------
     TOTAL OPERATING REVENUES........................             98,781            52,672           161,354           99,530
                                                           --------------    --------------    --------------    -------------

OPERATING EXPENSES:
Cost of revenue......................................             69,092            42,496           118,871           79,683
Partner Company general and administrative expenses..             10,119             2,627            17,286            5,189
                                                           --------------    --------------    --------------    -------------
     TOTAL OPERATING EXPENSES........................             79,211            45,123           136,157           84,872
                                                           --------------    --------------    --------------    -------------
     PARTNER COMPANY OPERATING INCOME................             19,570             7,549            25,197           14,658

PARTNER COMPANY OTHER INCOME (EXPENSES):
Development stage Partner Company....................             (2,143)               --            (3,706)              --
Merger and integration costs.........................            (18,615)             (641)          (19,441)          (1,385)
Depreciation and amortization........................             (9,975)           (3,269)          (16,194)          (6,085)
Interest expense, net ...............................             (6,845)           (2,340)          (10,227)          (4,245)
                                                           --------------    --------------    --------------    -------------

PARTNER COMPANY INCOME (LOSS)........................            (18,008)            1,299           (24,371)           2,943

CORPORATE INCOME (EXPENSES):
General and administrative expenses..................             (5,705)           (7,373)           (9,939)          (8,265)
New hire expenses....................................               (294)             (348)           (1,032)            (348)
Depreciation and amortization........................               (356)              (27)             (399)             (35)
Amortization of deferred charges.....................             (3,878)               --            (5,530)              --
Interest  expense, net ..............................             (3,388)           (1,006)          (10,009)          (1,774)
                                                           --------------    --------------    --------------    -------------

LOSS BEFORE PROVISION FOR INCOME TAXES, MINORITY
INTEREST, EQUITY IN LOSS OF UNCONSOLIDATED
COMPANIES, EXTRAORDINARY LOSS AND DISTRIBUTION TO                (31,629)           (7,455)          (51,280)          (7,479)
PREFERRED SHAREHOLDER................................

Provision for income taxes...........................               (280)             (581)             (470)          (1,331)
Minority interest....................................                196              (407)            1,098             (957)
Equity in loss of unconsolidated companies ..........            (34,536)           (1,393)          (52,914)          (2,024)
                                                           --------------    --------------    --------------    -------------

LOSS BEFORE EXTRAORDINARY LOSS AND DISTRIBUTION TO
PREFERRED SHAREHOLDER................................            (66,249)           (9,836)         (103,566)         (11,791)

Extraordinary loss on extinguishment of debt ........                 --                --            (2,648)              --
                                                           --------------    --------------    --------------    -------------

NET LOSS BEFORE DISTRIBUTION TO PREFERRED SHAREHOLDER            (66,249)           (9,836)         (106,214)         (11,791)

Distribution to Preferred Shareholder................               (577)               --              (923)              --
                                                           --------------    --------------    --------------    -------------

NET LOSS  APPLICABLE TO COMMON SHAREHOLDERS..........           $(66,826)          $(9,836)        $(107,137)        $(11,791)
                                                           ==============    ==============    ==============    =============
BASIC AND DILUTED NET LOSS PER WEIGHTED AVERAGE
COMMON SHARE.........................................             $(1.92)           $(0.40)           $(3.22)          $(0.48)
                                                           ==============    ==============    ==============    =============
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING..........................................         34,889,374        24,712,383        33,300,693       24,699,285
                                                           ==============    ==============    ==============    =============

          (See accompanying notes to consolidated financial statements)

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                           SIX MONTHS            SIX MONTHS
                                                                                              ENDED                 ENDED
                                                                                          JUNE 30, 2000         JUNE 30,1999
                                                                                         ----------------     ---------------
CASH  FLOWS FROM OPERATING ACTIVITIES:
Net loss before distribution to Preferred Shareholder                                         $(106,214)         $  (11,791)
Adjustments to reconcile net loss before distribution to Preferred Shareholder to net cash provided by (used in) operating activities:
     Depreciation  and amortization ................................................             16,593               6,387
     Extraordinary loss on early extinguishment of debt.............................              2,648                  --
     Equity in loss of unconsolidated companies.....................................             52,914               2,024
     Minority interest..............................................................             (1,098)                957
     Provision for income taxes.....................................................                470               1,331
     Non-cash compensation..........................................................              5,530               3,720
Changes in operating assets and liabilities:
     Accounts receivable, net.......................................................             (6,862)             (1,027)
     Acquisition costs and other assets.............................................             (2,366)               (639)
     Deferred rent payable..........................................................              3,012               2,470
     Accounts payable and accrued expenses..........................................            (20,949)              3,990
     Other liabilities..............................................................              4,681               2,523
     Affiliate receivables..........................................................               (268)              7,445
                                                                                         ----------------     ---------------
Net cash provided by (used in) operating activities.................................            (51,909)             17,390
                                                                                         ----------------     ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions of Executive Office Suite Centers.................................           (280,311)            (28,929)
     Equipment......................................................................            (26,717)            (13,507)
     Restricted cash................................................................             23,311               8,747
     Acquisition of ownership interests and advances to unconsolidated companies....            (94,740)            (32,070)
                                                                                         ----------------     ---------------
Net cash used in investing activities...............................................           (378,457)            (65,759)
                                                                                         ----------------     ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock and warrants, net of costs............................            157,481                  39
     Issuance of preferred stock, net of costs......................................             24,530                  --
     Deferred financing costs.......................................................            (23,774)               (905)
     Net proceeds from credit facilities with related parties.......................              9,395              26,025
     Net proceeds from notes payable................................................             86,758              24,675
     Capital leases.................................................................               (938)             (1,295)
     Exercise of options............................................................                395                  --
     Net proceeds from minority interest............................................            213,425
     Net proceeds from secured credit facility......................................            (44,407)                 --
                                                                                         ----------------     ---------------
     Net cash provided by financing activities......................................            422,865              48,539
                                                                                         ----------------     ---------------
CASH AND CASH EQUIVALENTS:
Net increase (decrease).............................................................            (7,501)                 170
Beginning of period.................................................................            32,740                2,026
                                                                                         ----------------     ---------------
End of period.......................................................................           $25,239           $    2,196
                                                                                         ================     ===============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for interest........................................           $11,393           $    3,194
                                                                                         ================     ===============
    Cash paid during the year for income taxes......................................              $942                   --
                                                                                         ================     ===============
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Contribution of assets from Interoffice Superholdings Corporation and Reckson
Executive Centers, Inc. to predecessor entity.......................................           $    --           $  (21,409)
                                                                                         ================     ===============

          (See accompanying notes to consolidated financial statements)

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)


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

The Company acquires significant, long-term stakes in targeted Partner Companies, which it incorporates into a collaborative network of e-commerce and e-services companies, seeking to accelerate their growth and increasing their likelihood of success. FrontLine has developed an extensive e-Cooperative platform that allows its Partner Companies to benefit from its operational and management resources and experience, the Company's extensive customer base as well as gain significant synergies from other existing and future Partner Companies. The e-Cooperative consists of the:

o enterprise Development Group ("eDG") - eDG offers strategic planning, project management and functional expertise in areas of organizational design, recruiting, finance and technology strategy.
o    Advisory  Board - a group  of  recognized  business  and  academic  leaders provides strategic insight, expertise, relationships and access to new opportunities and potential alliances for the Company and its Partner Companies.
o Network of Partner Companies - facilitates learning and collaboration among all Partner Companies and provides access to the customer base, resources and relationships of the entire network. It also facilitates business partnerships among Partner Companies, including cross-selling and cross-marketing opportunities.
o Virtual and Physical - Global workplace solutions provider which offers the Partner Companies the ability to access the virtual and physical global infrastructure as well as a distribution network to a customer base of SME's.

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

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements present the consolidated financial position of the Company and its majority owned subsidiaries, HQ Global Holdings, Inc. ("HQ Global") and Confidant Inc. ("Confidant"), and the results of their operations and their cash flows. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Equity Method. Partner Companies and other ownership interests whose results are not consolidated, but over whom the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to a Partner Company or other ownership interest depends on an evaluation of several factors including, among others, representation on the Partner Company's or other ownership interest's Board of Directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the Partner Company and other ownership interests, including voting rights associated with the Company's holdings in common, preferred and any other convertible instruments in the Partner Company and other ownership interests. Under the equity method of accounting, a Partner Company's or other ownership interest's accounts are not reflected within the Company's Consolidated Statements of Operations; however, FrontLine's share of the earnings or losses of the Partner Company or other ownership interest is reflected in the caption "Equity in loss of unconsolidated companies" in the Consolidated Statements of Operations.

The amount by which the Company's carrying value exceeds its share of the underlying net assets of unconsolidated companies accounted for under the consolidation or equity method of accounting is amortized on a straight-line basis over 20 years which adjusts the Company's share of the unconsolidated companies' earnings or losses.

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

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

The Company's operating revenues for the three and six months ended June 30, 2000 were attributable to HQ Global. HQ Global's revenue is derived primarily from the operation of their executive office suites and the range of telecommunication and business support services provided to clients, and are recognized as the related services are provided.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets which range from five to seven years. Leasehold improvements are amortized over the lesser of the term of the related lease or the estimated useful lives of the assets. As of June 30, 2000, and December 31, 1999, accumulated depreciation and amortization were approximately $23.8 million and $14.0 million, respectively.

INTANGIBLE ASSETS

Intangible assets consist primarily of goodwill which is the excess of the purchase price over the net assets of acquired companies by FrontLine. In connection with the merger of HQ Global and VANTAS Incorporated ("VANTAS"), the Company reassessed the estimated life of goodwill resulting from the merger. As a result, the amortization period for goodwill was reduced from 30 to 20 years. As of June 30, 2000, and December 31, 1999, accumulated amortization were approximately $15.5 million and $9.0 million, respectively.

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

INCOME TAXES

The Company accounts for income taxes under the liability method which requires recognition of deferred tax assets and liabilities based upon the expected future tax consequences of events included in the Company's financial statements and tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. For the three months ended June 30, 2000 and 1999, the Company recognized a current state income tax provision of approximately $0.3 million and $0.6 million, respectively, and approximately $0.5 million and $1.3 million for the six months ended June 30, 2000 and 1999, respectively.

Additionally, deferred tax assets are recognized for temporary differences that will result in deductible amounts in future years. A valuation allowance is recognized if it is more likely than not that some portion of the deferred asset will not be recognized.

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)


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

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In June 1999, SFAS No. 137 was issued, amending SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which extended the required date of adoption for fiscal years beginning after June 15, 2000. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt the new Statement effective January 1, 2001. The Company does not anticipate that the adoption of this Statement will have any effect on its results of operations or financial position.

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

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)


3. OWNERSHIP INTERESTS IN PARTNER COMPANIES

Partner Companies at June 30, 2000 and December 31, 1999 included:

                                                        VOTING OWNERSHIP ON A BASIC BASIS  VOTING OWNERSHIP ON A DILUTED BASIS
                        Partner       Applicable        ---------------------------------  -----------------------------------
                        Company       Accounting                          DECEMBER 31,                        DECEMBER 31,
                         Since          Method           JUNE 30, 2000        1999            JUNE 30, 2000       1999
                        --------     ------------        -------------       ------           -------------      -------
AdOutlet.com              1999           Cost                  10%              12%                9%               10%
Confidant Inc.            1998      Consolidation              93%              93%                80%              80%
DigitalWork.com           1999           Cost                 < 1%             < 1%               < 1%            <  1%
EmployeeMatters, Inc.     1999          Equity                 53%              53%                45%              45%
Giftcertificates.com      1999           Cost                 < 1%             < 1%               < 1%            <  1%
HQ Global                 1998      Consolidation              57%              84%                42% *            76%
LiveCapital.com           2000           Cost                  4%               N/A                 4%             N/A
NeoCarta Ventures         1999           Cost                  4%               4%                  4%               4%
OnSite Access, Inc.       1997          Equity                 22%              37%                21%              22%
Opus360 Corporation       1999           Cost                 < 1%             < 1%               < 1%            <  1%
PIPE9 Corporation         1999          Equity                 31%              31%                26%              26%
RealtyIQ.com              1999          Equity                 68%              68%                54%              54%
UpShot.com                2000          Equity                 20%              N/A                17%              N/A

* Includes preferred equity interests which are not yet convertible into common and which have no set conversion price.

The Company's ownership interests in Partner Companies are classified according to the applicable accounting method utilized at June 30, 2000 and December 31, 1999. The carrying value represents the Company's acquisition cost less any impairment charges, plus or minus the Company's share of such Partner Companies' income or loss. The cost basis represents the Company's acquisition costs less any impairment charges in such Partner Companies. The Company's ownership interests in and advances to Partner Companies accounted for under the equity method or cost method of accounting are as follows (in thousands):

                                 JUNE 30, 2000                       DECEMBER 31, 1999
                                ----------------                    -------------------
                            Carrying Value       Cost        Carrying Value         Cost Basis
                            --------------       ----        --------------         -----------
       Equity Method            $53,619        $116,043          $54,807            $65,741
       Cost Method               16,900          16,900            6,400              6,400
                                -------                           ------
                                $70,519                          $61,207
                                =======                          =======

The following are the Company's summarized losses on ownership interests in unconsolidated companies (in thousands):

                                                  FOR THE THREE       FOR THE THREE         FOR THE SIX         FOR THE SIX
                                                   MONTHS ENDED        MONTHS ENDED        MONTHS ENDED         MONTHS ENDED
                                                   JUNE 30, 2000       JUNE 30, 1999       JUNE 30, 2000       JUNE 30, 1999
                                                   ---------------    ----------------    ----------------    ---------------
OnSite Access, Inc. and predecessor entity.......       $(12,161)               $(48)           $(20,789)              $(70)
EmployeeMatters, Inc. ...........................         (7,346)                 --             (10,225)                --
PIPE9 Corporation................................         (3,526)                 --              (5,549)                --
RealtyIQ.com.....................................         (9,591)                 --             (13,850)                --
UpShot.com.......................................           (771)                 --              (1,075)                --
Other ownership interest.........................         (1,141)             (1,345)             (1,426)            (1,954)
                                                   ---------------    ----------------    ----------------    ---------------
EQUITY IN LOSS OF UNCONSOLIDATED COMPANIES              $(34,536)            $(1,393)           $(52,914)           $(2,024)
                                                   ===============    ================    ================    ===============

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)


3. OWNERSHIP INTERESTS IN PARTNER COMPANIES (CONTINUED)

The Company's ownership interests in Partner Companies are summarized as follows:

EXECUTIVE OFFICE SUITES AND VIRTUAL OFFICE SERVICES

HQ GLOBAL AND PREDECESSOR ENTITIES

In the first quarter of 2000, the Company paid approximately $43.3 million in cash and issued 1,294,103 shares of its common stock in connection with the completion of all remaining stock purchase agreements with other VANTAS Incorporated ("VANTAS") stockholders to increase its ownership interest in VANTAS to approximately 84% on a basic basis and 76% on a diluted basis.

As a result of the stepped acquisition during 1999 of a controlling interest in VANTAS, the Company changed the accounting method for its investment in VANTAS from the equity method to consolidating during the fourth quarter of 1999 and subsequently restated all 1999 quarters.

On June 1, 2000, VANTAS, merged with HQ Global Workplaces, Inc. ("Old HQ"), in a two step merger (the "Merger"). As a result of the Merger, the combined company became a wholly owned subsidiary of a newly formed parent corporation, HQ Global Holdings, Inc. ("HQ Global"). As of June 30, 2000, FrontLine's ownership interest was approximately 57% on a basic basis and on a fully diluted basis, assuming the outstanding preferred stock converts at the merger conversion price, approximately 42%.

HQ Global is the largest provider of flexible officing solutions in the world. As of June 30, 2000, HQ Global owned and operated 400 business centers in 29 states, the District of Columbia, and 8 additional countries. This included 7 business centers under development and 15 business centers open for nine months or less. Also included are 6 business centers managed by HQ Global for unrelated third parties and 9 international joint-venture business centers that HQ Global, through its European subsidiary HQ Holdings Limited, is a partner with Mercury Asset Management. HQ Global is also the franchiser of 45 domestic and 33 international business centers for unrelated franchisees. HQ Global provides a complete outsourced office solution through furnished and equipped individual offices and multi-office suites available on short notice with flexible contracts. HQ Global also provides business support and information services including: telecommunications; broadband internet access; mail room and reception services; high-speed copying, faxing and printing services; secretarial, desktop publishing and IT support services and various size conference facilities with multi-media presentation and, in certain cases, video teleconferencing capabilities. HQ Global also provides similar services for those businesses and individuals that do not require offices on a full-time basis.

In connection with the Merger, (i) each share of the Class A Common Stock of VANTAS ("VANTAS Common Stock") was converted into the right to receive $8.00 per share in cash; (ii) each option and warrant to purchase the common stock of VANTAS, were converted into the right to receive a per share cash amount equal to $8.00, less the exercise price for such options or warrants, and (iii) each share of the convertible preferred stock of VANTAS outstanding was converted into .2569 shares of Voting Common Stock of HQ Global ("Voting Common Stock"). The payment to cancel the outstanding options held by officers and employees was charged to merger and integration expenses in the three months ended June 30, 2000. The holders of the VANTAS preferred stock received an aggregate of 8,663,315 shares of Voting Common Stock upon conversion of the preferred stock. In June 2000, the Company issued 1,075,000 shares of its common stock for an additional 2.5% ownership interest in HQ Global in connection with an investment agreement with an investment partnership, which had originally owned VANTAS preferred stock.

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)


To effectuate the Merger, FrontLine contributed approximately $17 million in cash and its ownership interest in VANTAS.

e-BUSINESSES

ONSITE ACCESS

Summarized financial information, a summary of the Company's investment in and advances to OnSite Access, Inc. ("OnSite") and FrontLine's share of its loss, is as follows (in thousands):


    BALANCE SHEETS                                                              JUNE 30, 2000       DECEMBER 31, 1999
                                                                                ----------------     ----------------
Current assets                                                                          $54,013              $25,535
                                                                                ----------------     ----------------
     Total Assets                                                                      $206,837              $74,774
                                                                                ================     ================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
Current liabilities                                                                     $38,826              $13,702
                                                                                ----------------     ----------------
     Total Liabilities                                                                  118,876               15,615
                                                                                ----------------     ----------------
     Total Redeemable Preferred Stock and Stockholders' Equity (deficit)                 87,961               59,159
                                                                                ----------------     ----------------
     Total Liabilities and Stockholders' Equity (deficit)                              $206,837              $74,774
                                                                                ================     ================

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)


3. OWNERSHIP INTERESTS IN PARTNER COMPANIES (CONTINUED)

ONSITE ACCESS (CONTINUED)

STATEMENTS OF OPERATIONS

                                                             FOR THE THREE         FOR THE SIX
                                                              MONTHS ENDED        MONTHS ENDED
                                                             JUNE 30, 2000        JUNE 30, 2000
                                                            -----------------    ----------------
Revenues                                                              $2,223              $3,974

Net loss                                                           $(30,531)           $(52,059)

Other interests' share of net loss                                 $(18,370)           $(31,270)
FrontLines' share of net loss                                      $(12,161)           $(20,789)

In June 2000, OnSite secured $50 million in a senior secured financing and $20 million from the sale of preferred stock with several private equity investors.

OnSite has currently filed for an initial public offering of its common stock.

OTHER E-BUSINESSES

During the six months ended June 30, 2000, the Company invested approximately $23.5 million to purchase ownership interests in two new e-business companies and funded $37.0 million of commitments to existing Partner Companies. Subsequent to June 30, 2000, the Company funded an additional $7.5 million to existing Partner Companies.

4. PARENT COMPANY FINANCIAL INFORMATION

The Company's consolidated financial statements reflect HQ Global and Confidant accounted for under the consolidation method of accounting at June 30, 2000 and December 31, 1999 and for the three and six months ended June 30, 2000 and 1999.

Parent Company financial information is provided to present the financial position and results of operations of the Company as if HQ Global and Confidant were accounted for under the equity method of accounting for all periods presented. The Company's share of HQ Global and Confidant losses are included in "Equity in loss unconsolidated companies" in the Parent Company Statements of Operations for all periods presented based on the Company's ownership percentage in each period.

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)


4. PARENT COMPANY FINANCIAL INFORMATION (CONTINUED)

   PARENT COMPANY BALANCE SHEETS (IN THOUSANDS)

ASSETS                                                                           JUNE 30, 2000       DECEMBER 31, 1999
                                                                                ----------------     -----------------
Current assets                                                                          $16,774              $28,933
Ownership interests in and advances to unconsolidated companies                         347,525              234,340
Other assets                                                                             23,217               30,463
                                                                                ----------------     ----------------
TOTAL ASSETS                                                                           $387,516             $293,736
                                                                                ================     ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities                                                                      $8,396               $7,841
Non-current liabilities                                                                 143,964              171,786
Shareholders' equity                                                                    235,156              114,109
                                                                                ----------------     ----------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                             $387,516             $293,736
                                                                                ================     ================

    PARENT COMPANY STATEMENTS OF OPERATIONS  (IN THOUSANDS)

                                                    FOR THE THREE        FOR THE THREE         FOR THE SIX          FOR THE SIX
                                                     MONTHS ENDED         MONTHS ENDED        MONTHS ENDED         MONTHS ENDED
                                                    JUNE 30, 2000        JUNE 30, 1999        JUNE 30, 2000        JUNE 30, 1999
                                                   -----------------    -----------------    ----------------     ----------------
REVENUES                                                       $83                  $83                $167                 $167
                                                   -----------------    -----------------    ----------------     ----------------
Operating expenses                                          (5,999)              (7,722)            (10,971)              (8,614)
Other expenses                                              (4,234)                 (27)             (5,929)                 (35)
Interest expense, net                                       (3,388)              (1,006)            (10,009)              (1,774)
                                                   -----------------    -----------------    ----------------     ----------------
TOTAL EXPENSES                                             (13,621)              (8,755)            (26,909)             (10,423)
                                                   -----------------    -----------------    ----------------     ----------------
LOSS BEFORE EQUITY IN LOSS OF
UNCONSOLIDATED COMPANIES, EXTRAORDINARY
LOSS  AND DISTRIBUTION TO PREFERRED
SHAREHOLDER                                                (13,538)              (8,672)            (26,742)             (10,256)

Equity in loss of unconsolidated companies                 (52,711)              (1,164)            (76,824)              (1,535)
                                                   -----------------    -----------------    ----------------     ----------------
LOSS BEFORE  EXTRAORDINARY LOSS AND DISTRIBUTION
TO PREFERRED SHAREHOLDER                                   (66,249)              (9,836)           (103,566)             (11,791)

Extraordinary  loss on  early  extinguishment  of
debt                                                            --                   --              (2,648)                  --
Distribution to Preferred Shareholder                         (577)                  --                (923)                  --
                                                   -----------------    -----------------    ----------------     ----------------
NET LOSS APPLICABLE TO COMMON SHAREHOLDERS                $(66,826)             $(9,836)          $(107,137)            $(11,791)
                                                   =================    =================    ================     ================

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

5. NOTES PAYABLE

On May 31, 2000, HQ Global completed a transaction which increased its $157.9 million credit facility (the amended and restated "Credit Facility") to $275.0 million. The Credit Facility provides for $219.4 million under four term loans, all of which are repayable in various quarterly installments through November 2005. The Credit Facility also provides for borrowings up to $55.6 million in two revolving loan commitments. Availabilities under the revolving portion of the Credit Facility are formula based. As of June 30, 2000, there was $219.4 million in outstanding borrowings under the term loans and $20.1 million in borrowings outstanding under one revolver. At June 30, 2000, $10.5 million was available for additional borrowings under the revolving loan commitments.

Borrowings under the Credit Facility bear interest ranging from LIBOR plus 3.25% to 4.0% or PRIME plus 2.25% to 3.00% for a one, three or nine month period at the election of HQ Global. HQ Global's weighted average interest rate on borrowings under the term loans at June 30, 2000 was approximately 11.48%. HQ Global converted to a LIBOR option on July 3, 2000. HQ Global pays a commitment fee of 1/2 of 1.0% per annum on the unused portion of the Credit Facility. As of June 30, 2000, HQ Global had hedged the interest rate on approximately $46.0 million of borrowings under the Credit Facility using various instruments. These instruments lock in the maximum underlying 30 day LIBOR rate at levels between 5.95% and 7.93% through July 31, 2002. The Credit Facility contains certain financial covenants related to interest coverage, leverage ratios and other limitations. At June 30, 2000, HQ Global was in compliance with all of its covenants.

Maturities of term loans subsequent to June 30, 2000 are as follows:

Twelve months ending June 30:
         2001              $15.4 million
         2002              $23.6 million
         2003              $23.5 million
         2004              $47.1 million
         2005              $70.9 million
         Thereafter        $39.0 million

In connection with the financing of the Merger transaction, on June 1, 2000, HQ Global obtained a Senior Subordinated Credit facility (the "Bridge Loan") of $125.0 million bearing interest at LIBOR plus 6.5% which matures on May 31, 2007.

On August 11, 2000, HQ Global replaced the Bridge Loan with a $125.0 million Senior Subordinated Note Agreement (the "Mezzanine Loan"). The Mezzanine Loan bears interest at 13.5% per annum and matures on May 31, 2007. The Mezzanine lenders received 503,545 Class A warrants and 227,163 Class B warrants.

On August 11, 2000, HQ Global issued 613,166 additional shares of Series A Preferred in the amount of $25.0 million. In connection with this sale, HQ Global issued 312,274 Class A warrants and 164,902 Class B warrants.

The terms of the Class A warrants and Class B warrants are identical except that Class A warrants are exercisable at the option of the holder at any time and Class B warrants are exercisable on or after March 1, 2002, but only in the event that a Qualified Initial Public Offering (as defined in the Purchase Agreements) has not occurred prior to that date.

As of June 30, 2000, HQ Global had letters of credit outstanding in the aggregate amount of $26.9 million, of which HQ Global pledged $5.5 million and $21.4 million were supported by FrontLine.

The fair value of the warrants to purchase Common Stock issued to the lenders was recorded as debt issuance costs and is being amortized over the terms of the related loan. Such amortization is included as a component of interest expense in the accompanying statements of operations.

6. SHAREHOLDERS' EQUITY

In January 2000, the Board of Directors for the Company approved the 2000 stock option plan and reserved 2,500,000 shares of common stock for issuance.

During 2000, as part of the Company's ongoing investment in organizational infrastructure and the retention of high quality senior management, incentive stock awards of 140,000 shares of common stock were granted on April 13, 2000 at a price of $24.875. These compensation awards were approved by shareholders in connection with their approval of the 2000 Stock Option Plan at the Company's annual meeting. These awards vest evenly through December 31, 2000. Additionally, tax loans relating to these awards have been made and will be forgiven over the same period.

During 1999, 550,000 shares of common stock and various stock option awards were granted under the 1999 Stock Option Plan. These awards vest over various periods ranging from six months to three years. Certain of the stock awards include tax loans which will be forgiven one year thereafter.

During the three months and six months ended June 30, 2000, results include approximately $3.9 and $5.5 million (or

$.11 and $.17 per basic and diluted share), respectively, associated with the above awards, the majority of which is non-cash in nature. In addition, FrontLine has $8.5 million of deferred compensation, net of amortization, as of June 30, 2000.

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

6. SHAREHOLDERS' EQUITY (CONTINUED)

During the three months ended March 31, 2000, the Company completed preferred stock offerings of 26,000 shares of 8.875% Cumulative Convertible Preferred Stock, at a price of $1,000 per share with net proceeds of $24.6 million. These shares are convertible into the Company's common stock at a price of $70.48.

On March 7, 2000, an investment partnership invested $30 million to purchase 1.5 million warrants to acquire FrontLine's common stock at an exercise price of $70 per share. The warrants have a term of 3.25 years. On June 29, 2000, the investment partnership invested an additional $3.0 million to obtain a reduction in the warrant exercise price to $47.25 per share and to extend the expiration of the warrant to March 2005. Simultaneously with this transaction, the Company issued 1,075,000 shares of its common stock for an additional 2.5% ownership interest in HQ Global in connection with an agreement with the investment partnership, which had originally owned VANTAS preferred stock.

On March 31, 2000, the Company sold approximately 2.6 million shares of its common stock at a price of $47.25 per share for an aggregate consideration of approximately $122.6 million. Proceeds from the sale were utilized to repay the remaining portion of the credit facility. As a result, certain deferred financing costs of approximately $2.6 million incurred in connection with the establishment of the credit facility were expensed as an extraordinary loss in the accompanying consolidated statements of operations. As a part of this transaction, the Company issued 128,750 warrants with an exercise price of $47.25 per share for 3 years.

7. LONG TERM INCENTIVE PLAN

In March 2000, the Compensation Committee adopted a long-term incentive plan. Under the long-term incentive plan, participants may purchase or be granted interests in limited partnerships established by the Company to hold a portion of the securities acquired by the Company. The plan contemplates the allocation to such partnerships of up to a 12.5% interest in each investment made by the Company. FrontLine, through a wholly-owned subsidiary, will act as the general partner of each partnership and will retain an 87.5% or greater interest in each partnership depending upon the vesting and type of interest participants receive. FrontLine generally must receive a minimum return on its holdings in a particular partnership, typically two times the cost of its investment, before participants receive distributions from such partnership. It is anticipated that partnership interest will vest 25% each year, but the Compensation Committee has the authority to accelerate vesting. A partnership will generally distribute the securities or cash it holds to its partners after five to ten years, but may distribute securities or cash earlier if the company has completed an initial public offering or been sold.

8. TRANSACTIONS WITH RELATED PARTIES

The Company has a credit facility with Reckson Operating Partnership, L.P. ("Reckson") in the amount of $100 million ("FrontLine Facility"). Reckson has advanced the Company approximately $92.7 million at June 30, 2000. These advances bear interest at 12% per annum. Additionally, FrontLine has a $100 million facility with Reckson for funding the Reckson Strategic Venture Partners, LLC ("Reckson Strategic") investments ("Reckson Strategic Facility"). As of June 30, 2000, Reckson has advanced FrontLine approximately $38.5 million under the Reckson Strategic Facility and has invested approximately $29.4 million under the facility in joint ventures with Reckson Strategic. The total outstanding at June 30, 2000, owed by FrontLine under both credit facilities was approximately $131.2 million. Interest accrued on these facilities at June 30, 2000, was approximately $12.7 million. Both of the FrontLine and Reckson Strategic Facilities expire in June 2003. Currently, the Company has two short term open letters of credit totaling $3.2 million, which have been utilized as consideration for future FrontLine investment acquisitions. These letters of credit decrease the availability under the FrontLine Facility.

The Company is entitled to a cumulative annual management fee of $2 million with respect to Reckson Strategic, of which $1.5 million is subordinate to Paine Webber receiving an annual minimum rate of return of 16% and a return of its capital. The earned fee for the three and six months ended June 30, 2000 and 1999 was approximately $0.1 million and $0.3 million, respectively.


                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)


8. TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

The Company reimburses Reckson with respect to general and administrative expenses (including payroll expenses) incurred by Reckson for the benefit of the Company. These services include payroll, human resources and accounting services. During the three and six months ended June 30, 2000, the Company reimbursed approximately $0.4 million and $0.8 million, respectively, for such activities.

9. OTHER OWNERSHIP INTEREST

Reckson Strategic invests in operating companies with experienced management teams in real estate and real estate related market sectors which are in the early stages of their growth cycle or offer unique circumstances for attractive investments, as well as platforms for future growth. Through RSVP Holdings, LLC ("Holdings"), the Company is a managing member and 100% owner of the common equity of Reckson Strategic. New World Realty, LLC, an entity owned by two individuals retained by Holdings, (the "RSVP Managing Directors"), acts as a managing member of Holdings, and have a carried interest which provides for the RSVP Managing Directors to receive a share in the profits of Reckson Strategic after the Company, Paine Webber Real Estate Securities, Inc., ("Paine Webber") and Stratum Realty Fund, L.P. ("Stratum") have received certain minimum returns and a return of capital. Paine Webber and Stratum are non-managing members and preferred equity owners who have committed $150 million and $50 million, respectively, in capital (the "Preferred Equity Facility") and shares in profits and losses of Reckson Strategic with the Company, subject to a maximum internal rate of return of 16% of invested capital. For the three months ended June 30, 2000 and 1999, FrontLine's share of Holdings' losses was approximately $1.1 million and $1.3 million, respectively. For the six months ended June 30, 2000 and 1999, FrontLine's share of Holdings' losses was approximately $1.4 million and $2.0 million, respectively.

10. SEGMENT DISCLOSURE

Each of the segments has a FrontLine senior professional assigned for purposes of monitoring performance and carrying out operating activity. These professionals report directly to the Chief Executive Officer and Chief Financial Officer, who along with the Board of Directors/Executive Committees have been identified as the Chief Operating Decision Makers ("CODM") because of their final authority over resource allocation decisions and performance assessment.

The CODM evaluate the operating performance of these segments based on sectors.

FrontLine's governance and control rights are generally exercised through Board of Directors seats and through representation on the executive committees of the various segment entities.

The following table sets forth the Company's segments and their revenues and expenses and other related disclosures as required by SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131") for the three months ended June 30, 2000 and 1999 (in thousands).

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)


10. SEGMENT DISCLOSURE (CONTINUED)

                                             JUNE 30, 2000
                                             -------------
                                  EXECUTIVE OFFICE
                                     SUITES AND
                                   VIRTUAL OFFICE                                OTHER
                                      SERVICES           E-BUSINESSES         OPERATIONS             TOTAL
                                  ------------------    ----------------    ----------------    ----------------
Total Assets                               $960,915             $70,519            $140,866          $1,172,300
                                  ------------------    ----------------    ----------------    ----------------
Total Operating Revenues                     98,698                  --                  83              98,781
                                  ------------------    ----------------    ----------------    ----------------
Total Operating Expenses                     79,211                  --                  --              79,211
                                  ------------------    ----------------    ----------------    ----------------
Other Income (Expenses),
Provision for Income Taxes, and
Minority Interest                           (35,031)             (2,315)            (13,937)            (51,283)
                                  ------------------    ----------------    ----------------    ----------------
Equity in Loss of unconsolidated
companies                                        --             (33,395)             (1,141)            (34,536)
                                  ------------------    ----------------    ----------------    ----------------
Distribution to Preferred
shareholder                                      --                  --                (577)               (577)
                                  ------------------    ----------------    ----------------    ----------------
Net Loss                                  $ (15,544)           $(35,710)           $(15,572)           $(66,826)
                                  ------------------    ----------------    ----------------    ----------------

                                              JUNE 30, 1999
                                              -------------
                                      EXECUTIVE
                                    OFFICE SUITES
                                     AND VIRTUAL                                 OTHER
                                   OFFICE SERVICES        E-BUSINESSES        OPERATIONS             TOTAL
                                   -----------------     ---------------    ----------------    ----------------
Total Operating Revenues                    $52,589               $  --                 $83             $52,672
                                   -----------------     ---------------     ---------------    ----------------

Total Operating Expenses                     45,123                  --                  --              45,123
                                   -----------------     ---------------     ---------------    ----------------

Other Income (Expenses),
Provision for Income Taxes, and
Minority Interest                            (7,238)                 --              (8,754)            (15,992)
                                   -----------------     ---------------     ---------------    ----------------
Equity in Loss of unconsolidated
companies                                        --                 (48)             (1,345)             (1,393)
                                   -----------------     ---------------     ---------------    ----------------

Net Income (Loss)                              $228                $(48)           $(10,016)            $(9,836)
                                   -----------------     ---------------     ---------------    ----------------

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)


10. SEGMENT DISCLOSURE (CONTINUED)

The following table sets forth the Company's segments and their revenues and expenses and other related disclosures as required by SFAS 131 for the six months ended June 30, 2000 and 1999 (in thousands).

                                            JUNE 30, 2000
                                            -------------
                                 EXECUTIVE OFFICE
                                    SUITES AND
                                  VIRTUAL OFFICE                               OTHER
                                     SERVICES           E-BUSINESSES         OPERATIONS             TOTAL
                                 ------------------    ----------------    ---------------     ----------------
Total Operating Revenues                  $161,188               $  --              $166              $161,354
                                 ------------------    ----------------    ---------------     ----------------
Total Operating Expenses                   136,157                  --                 --              136,157
                                 ------------------    ----------------    ---------------     ----------------
Other Income (Expenses),
Provision for Income Taxes, and
Minority Interest                          (43,986)            (3,899)           (27,964)              (75,849)
                                 ------------------    ----------------    ---------------     ----------------
Equity in Loss of unconsolidated
companies                                       --            (51,488)            (1,426)              (52,914)
                                 ------------------    ----------------    ---------------     ----------------
Extraordinary Loss from Early
Extinguishment of Debt                          --                 --             (2,648)               (2,648)
                                 ------------------    ----------------    ---------------     ----------------
Distribution to Preferred
shareholder                                     --                 --               (923)                 (923)
                                 ------------------    ----------------    ---------------     ----------------

Net Loss                                 $(18,955)           $(55,387)          $(32,795)            $(107,137)
                                 ------------------    ----------------    ---------------     ----------------

                                             JUNE 30, 1999
                                             -------------
                                      EXECUTIVE
                                    OFFICE SUITES
                                     AND VIRTUAL                                 OTHER
                                   OFFICE SERVICES        E-BUSINESSES        OPERATIONS             TOTAL
                                   -----------------     ---------------    ----------------    ----------------
Total Operating Revenues                    $99,364               $  --             $166               $99,530
                                   -----------------     ---------------     ---------------    ----------------
Total Operating Expenses                     84,872                  --               --                84,872
                                   -----------------     ---------------     ---------------    ----------------
Other Income (Expenses),
Provision for Income Taxes,
and Minority Interest                       (14,003)                 --          (10,422)              (24,425)
                                   -----------------     ---------------     ---------------    ----------------
Equity in Loss of unconsolidated
companies                                        --                (70)           (1,954)               (2,024)
                                   -----------------     ---------------     ---------------    ----------------

                                             JUNE 30, 1999
                                             -------------
                                      EXECUTIVE
                                    OFFICE SUITES
                                     AND VIRTUAL                                 OTHER
                                   OFFICE SERVICES        E-BUSINESSES        OPERATIONS             TOTAL
                                   -----------------     ---------------    ----------------    ----------------
Net Income (Loss)                              $489               $(70)         $(12,210)             $(11,791)
                                   -----------------     ---------------     ---------------    ----------------

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

Consolidation. Partner Companies in which the Company directly or indirectly owns more than 50% of the outstanding voting securities and controls the board of directors are generally accounted for under the consolidation method of accounting. Under this method, a Partner Company's results of operations are reflected within the Company's Consolidated Statements of Operations. On June 1, 2000, VANTAS Incorporated ("VANTAS"), a previously consolidated entity, merged with HQ Global Workplaces, Inc. ("Old HQ"), in a two step merger (the "Merger"). As a result of the Merger, the combined company became a wholly owned subsidiary of a newly formed parent corporation, HQ Global Holdings, Inc. ("HQ Global"). (See Note 3 to the Consolidated Financial Statements).
Additionally, the Company consolidates Confidant, Inc. with FrontLine's financial statements. Participation of other Partner Company shareholders in the earnings or losses of a consolidated Partner Company is reflected in a caption "Minority interest" in the

Consolidated   Statements  of   Operations.   Minority   interest   adjusts  the
consolidated net results of operations to reflect only FrontLine's share of the earnings or losses of the consolidated Partner Company.

The effect of a Partner Company's results of operations on FrontLine's results of operations is generally the same under either the consolidation method of accounting and the equity method of accounting, because under each of these methods only FrontLine's share of the earnings or losses of a Partner Company is reflected in the results of operations in the Consolidated Statements of Operations.

Equity Method. Partner Companies whose results are not consolidated, but over whom the Company exercises significant influence, are generally accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to a Partner Company depends on an evaluation of several factors including; among others, representation on the Partner Company's board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the Partner Company, including voting rights associated with the Company's holdings in common, preferred and other convertible instruments in the Partner Company. Under the equity method of accounting, a Partner Company's accounts are not reflected within the Company's Consolidated Statements of Operations; however, FrontLine's share of the earnings or losses of the Partner Company is reflected in the caption "Equity in loss of unconsolidated companies" in the Consolidated Statements of Operations.

Partner Companies accounted for under the equity method of accounting included:

                          PARTNER          VOTING OWNERSHIP ON BASIC BASIS         VOTING OWNERSHIP ON DILUTED BASIS
                          COMPANY          -------------------------------         ---------------------------------
                           SINCE         JUNE 30, 2000       DECEMBER 31, 1999      JUNE 30, 2000    DECEMBER 31, 1999
                          -------        -------------       -----------------     ---------------   -----------------
EmployeeMatters, Inc.      1999               53%                   53%                   45%                45%
OnSite Access, Inc.        1997               22%                   37%                   21%                22%
PIPE9 Corporation          1999               31%                   31%                   26%                26%
RealtyIQ.com               1999               68%                   68%                   54%                54%
UpShot.com                 2000               20%                   N/A                   17%                N/A

FrontLine has representation on the board of directors of all of the above Partner Companies, and as of June 30, 2000, generally owned voting convertible preferred stock in all of them. Most of FrontLine's equity method Partner Companies are in a very early stage of development and have not generated significant revenues. In addition, equity method Partner Companies have incurred substantial losses since their inception and are expected to continue to incur substantial losses in 2000.

Cost Method. Partner Companies not accounted for under either the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, the Company's share of the earnings or losses of these companies is not included in the Consolidated Statements of Operations.

Partner Companies accounted for under the cost method of accounting included:

                            PARTNER         VOTING OWNERSHIP ON BASIC BASIS           VOTING OWNERSHIP ON DILUTED BASIS
                            COMPANY         -------------------------------         -----------------------------------
                             SINCE        JUNE 30, 2000       DECEMBER 31, 1999     JUNE 30, 2000    DECEMBER 31, 1999
                            -------       -------------       -----------------     -------------    ------------------
AdOutlet. com                1999              10%                   12%                   9%                10%
DigitalWork.com              1999              <1%                   <1%                  <1%                <1%
Giftcertificates.com         1999              <1%                   <1%                  <1%                <1%
LiveCapital.com              2000              4%                    N/A                   4%                N/A
NeoCarta Ventures            1999              4%                     4%                   4%                4%
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

EFFECT OF CONSOLIDATION ON THE PRESENTATION OF FRONTLINE'S FINANCIAL STATEMENTS

The presentation of FrontLine's financial statements may differ from period to period primarily due to whether or not the consolidation method of accounting or the equity method of accounting is applied. To understand the Company's results of operations and financial position without the effect of the consolidation of HQ Global, Note 4 to the consolidated financial statements summarizes the Company's Statements of Operations and Balance Sheets treating the ownership interest in HQ Global as if it were accounted for under the equity method of accounting for all periods presented. FrontLine's share of HQ Global's losses is included in "Equity in loss of unconsolidated companies."

RESULTS OF OPERATIONS

The reportable segments in FrontLine's financial statements are Executive Office Suites and Virtual Office Services, e-Businesses and Other Operations. Executive Office Suites and Virtual Office Services includes the effect of consolidating the operations of HQ Global. e-Businesses includes the effect of transactions and other events incidental to the ownership interest in FrontLine's Partner Companies, excluding HQ Global. Other Operations represents the expenses of providing strategic and operational support to the Partner Companies, the administrative costs related to these expenses and FrontLine's operations in general.

EXECUTIVE OFFICE SUITES AND VIRTUAL OFFICE SERVICES

FrontLine's operating revenues and operating expenses for the three and six months ended June 30, 2000 and 1999 were attributable to HQ Global and VANTAS. The following is a discussion of HQ Global's and VANTAS' results of operations for the three and six months ended June 30, 2000 and 1999.

THREE MONTHS ENDED JUNE 30, 2000 AND 1999

Total business center revenues for the three months ended June 30, 2000 were $98.7 million, an increase of $46.1 million or 87.8% from the corresponding period in 1999. Included in revenues was $1.3 and $.2 million of management, franchise, and joint venture fees for the three month periods ended on June 30, 2000 and 1999, respectively. The increase includes having one month of the merged HQ Global entity.

Business centers that were acquired with effective dates after April 1, 1999 ("Acquired Centers") had revenues for the three months ended June 30, 2000 of $36.2 million, an increase of $32.1 million from the corresponding period in 1999. This increase in revenues resulted primarily from the acquisition of business centers during the 12 months ended June 30, 2000. The acquired centers include all the Old HQ business centers.

Developing Centers ("Developing Centers") are those centers that are in the early stages of operation when expenses are incurred with minimal corresponding revenues. Once a Developing Center reaches occupancy levels above 70%, generally with nine to twelve months of its initial start, it is expected to have a positive impact on the results of HQ Global.

Business centers, excluding Acquired and Developing Centers, that were operating for the entire comparable period of the prior year ("Same Centers"), had revenues for the three months ended June 30, 2000 of $55.1 million, an increase of $8.0 million, or 17.0% from the corresponding period in 1999. While average office occupancy levels have elevated to 91%, an increase of 2% from the corresponding period in 1999, the increase in office rental revenue of $3.6 million, or 13.2%, was primarily due to more favorable office pricing. The increase in support service revenues of $4.4 million, or 22.3% from 1999 is partially attributable to an increase in broadband Internet access, information technology support services and administrative support services.

Developing Center revenues were $6.1 million for the three months ended June 30, 2000, an increase of $4.9 million from the corresponding period in 1999. For the three months ended June 30, 2000 and 1999, there were 22 and 13 Developing Centers that were open, respectively. This increase is primarily due to the greater number of Developing Centers open during the three months ended June 30, 2000.

Total business center expenses for the three months ended June 30, 2000 were $69.1 million, representing an increase of $29.5 million or 74.8% from the corresponding period in 1999.

Acquired Center expenses for the three months ended June 30, 2000 and 1999 were $24.8 million and $3.1 million respectively, representing an increase of $21.7 million from the corresponding period in 1999. This increase resulted primarily from the acquisition of business centers during the 12 months ended June 30, 2000. The acquired centers include all the Old HQ business centers.

Same Center expenses for the three months ended June 30, 2000 were $38.4 million, an increase of $3.8 million or 11.0% from the corresponding period in 1999. This increase is primarily attributable to higher rent expense and support service expenses associated with increased support service revenues.

Developing Center expenses for the three months ended June 30, 2000 were $5.9 million, an increase of $4.0 million from the corresponding period in 1999. This increase is due to a total of 28 Developing Centers during the three months ended June 30, 2000 as compared to 13 Developing Centers during the three months ended June 30, 1999.

For the three months ended June 30, 2000, other expenses were $45.1 million, representing an increase of $33.2 million or 279.0% from the corresponding period in 1999. This increase is primarily attributable to greater corporate general and administrative expenses, depreciation and amortization and interest expense of $4.7 million, $6.1 million and $4.5 million or 83.6%, 182.9% and 192.5%, respectively. Other expenses also include merger and integration charges of $18.6 million, related primarily to the June 1, 2000 HQ Merger.

The increase in corporate general and administrative expenses was attributable to increases in the corporate personnel infrastructure and its associated travel and related expenses, related office expansion, and professional and consulting fees associated with HQ Global's growth. The increase in corporate general and administration expenses were also attributed to the corporate general and administration expenses of Old HQ. The increase in depreciation and amortization relates to fixed assets acquired and goodwill associated with HQ Global's acquisitions. It is also attributable to an increase in capital expenditures associated with leasehold improvements for Developing Centers and technology infrastructure additions. Interest expense is primarily related to HQ Global's Credit Facility. This increase resulted from interest expense on borrowings related to HQ Global's acquisitions as well as increases in interest rates.

SIX MONTHS ENDED JUNE 30, 2000 AND 1999

Total business center revenues for the six months ended June 30, 2000 were $161.2 million, an increase of $61.9 million or 62.3% from the corresponding period in 1999. Included in revenues was $1.5 and $0.4 million of management, franchise, and joint venture fees for the six month periods ended on June 30, 2000 and 1999, respectively.

Business centers that were acquired with effective dates after January 1, 1999 ("Acquired Centers") had revenues for the six months ended June 30, 2000 of $49.4 million, an increase of $42.2 million from the corresponding period in 1999. This increase in revenues resulted primarily from the acquisition of business centers during the 12 months ended June 30, 2000. The acquired centers include all the Old HQ business centers.

Business centers, excluding Acquired and Developing Centers, that were operating for the entire comparable period of the prior year ("Same Centers"), had revenues for the six months ended June 30, 2000 of $101.1 million, an increase of $11.5 million, or 12.8% from the corresponding period in 1999. While average office occupancy levels have grown to 90%, an increase of 1% from the corresponding period in 1999, the increase in office rental revenue of $5.5 million, or 10.6%, was primarily due to more favorable office pricing. The increase in support service revenues of $6.0 million, or 15.8% from 1999 is partially attributable to an increase in broadband Internet access, information technology support services and administrative support services.

Developing Center revenues were $9.2 million for the six months ended June 30, 2000, an increase of $7.1 million from the corresponding period in 1999. For the six months ended June 30, 2000 and 1999, there were 22 and 13 Developing

Centers that were open, respectively. This increase is primarily due to the greater number of Developing Centers open during the six months ended June 30, 2000.

Total business center expenses for the six months ended June 30, 2000 were $118.9 million, representing an increase of $44.9 million or 60.8% from the corresponding period in 1999.

Acquired Center expenses for the six months ended June 30, 2000 and 1999 were $35.5 million and $5.5 million respectively, representing an increase of $30.0 million from the corresponding period in 1999. This increase resulted primarily from the acquisition of business centers during the 12 months ended June 30, 2000. The acquired centers include all the Old HQ business centers.

Same Center expenses for the six months ended June 30, 2000 were $73.0 million, an increase of $7.6 million or 11.6% from the corresponding period in 1999. This increase is primarily attributable to higher rent expense and support service expenses associated with increased support service revenues.

Developing Center expenses for the six months ended June 30, 2000 were $10.4 million, an increase of $7.3 million from the corresponding period in 1999. This increase is due to a total of 28 Developing Centers during the six months ended June 30, 2000 as compared to 13 Developing Centers during the six months ended June 30, 1999.

For the six months ended June 30, 2000, other expenses were $61.9 million, representing an increase of $39.1 million or 171.8% from the corresponding period in 1999. This increase is primarily attributable to greater corporate general and administrative expenses, depreciation and amortization and interest expense of $6.4 million, $8.7 million and $6.0 million or 58.9%, 139.0% and 140.9%, respectively. Other expenses also include merger and integration charges of $19.4 million related primarily to the June 1, 2000 HQ Merger.

The increase in corporate general and administrative expenses was attributable to increases in the corporate personnel infrastructure and its associated travel and related expenses, related office expansion, and professional and consulting fees associated with HQ Global's growth. The increase in corporate general and administration expenses were also attributed to the corporate general and administration expenses of Old HQ. The increase in depreciation and amortization relates to fixed assets acquired and goodwill associated with the Company's acquisitions. It is also attributable to an increase in capital expenditures associated with leasehold improvements for Developing Centers and technology infrastructure additions. Interest expense is primarily related to the HQ Global's Credit Facility. This increase resulted from interest expense on borrowings related to HQ Global's acquisitions as well as increases in interest rates.

e-BUSINESSES

A significant portion of FrontLine's net loss is derived from corporations in which it holds a significant minority ownership interest accounted for under the equity method of accounting. Equity loss fluctuates with the number of Partner Companies accounted for under the equity method, FrontLine's voting ownership percentage in these companies, the amortization of goodwill related to newly acquired equity method Partner Companies, and the results of operations of these companies. As of June 30, 2000, FrontLine accounted for five of its Partner Companies under this method as compared to one Partner Company during the three and six months ended June 30, 1999. All five of these companies incurred losses for the three and six months ended June 30, 2000. Under this method, the results of operations of these entities are not consolidated within the Consolidated Statements of Operations; however, FrontLine's share of these companies' losses is reflected in the caption "Equity in loss of unconsolidated companies" in the Consolidated Statements of Operations. (See Note 3 of the Consolidated Financial Statements).

In addition, the consolidated results of Confidant, have been expensed as development stage company due to its early phase of existence. No revenues have been generated since its inception.

OTHER OPERATIONS

FrontLine's Other Operations consist primarily of general and administrative cost for compensation, office costs, and outside services such as legal, accounting and travel related costs. As the number of FrontLine's employees grow to support its operations and those of its Partner Company, its general and administrative costs will increase. As a result of the increase in the number of employees from 11 to 37 between June 30, 1999 and June 30, 2000 and the increase in the acquisition of interests in Partner Companies, general and administrative costs for the three and six months ended June 30, 2000 decreased by $1.7 million and increased by $1.7 million, respectively, as compared to the same period in
1999. FrontLine plans to continue to build and enhance its overall infrastructure. These costs are expected to continue to be higher compared to historical periods. During the three and six months ended June 30, 2000, the Company recorded amortization of compensation awards of approximately $3.9 million and $5.5 million, respectively, in connection with incentive stock awards to management and $ 0.3 million and $1.0 million, respectively, associated with new hire costs.

FrontLine's interest expense for the three and six months ended June 30, 2000 was approximately $3.4 million and $10.0 million, respectively, compared to approximately $1.0 million and $1.8 million for the three and six months ended June 30, 1999. The increase is due to an increase in the amounts borrowed under the Company's existing credit facilities and the $60 million Secured Credit Facility.

Included in Other Operations is FrontLine's ownership interest in RSVP Holdings, LLC. For the three and six months ended June 30, 2000, FrontLine's share of RSVP Holdings, LLC's loss was approximately $1.1 million and $1.4 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

FrontLine has funded operations and investing activities through a combination of borrowings under various credit facilities and issuances of the Company's equity securities.

FrontLine funded approximately $122.1 million in cash and issued $47.1 million of the Company's common stock to acquire interests in or make advances to new and existing Partner Companies during the six months ended June 30, 2000. These companies include: AdOutlet.com, EmployeeMatters, Inc., LiveCapital.com, NeoCarta Ventures, Pipe 9 Corporation, RealtyIQ.com, UpShot.com and HQ Global.

The Company has a credit facility with Reckson in the amount of $100 million ("FrontLine Facility"). Additionally, Reckson Strategic Venture Partners, LLC ("Reckson Strategic") has a $100 million facility ("Reckson Strategic Facility") with Reckson to fund Reckson Strategic investments. Note 8 to the consolidated financial statements summarizes the outstanding amounts and terms of the FrontLine and Reckson Strategic Facilities. The Company had approximately $92.7 million outstanding under the FrontLine Facility at June 30, 2000. Borrowings were primarily used to fund acquisitions of ownership interests in Partner Companies and general operations. Approximately $38.5 million was outstanding under the Reckson Strategic Facility at June 30, 2000. These borrowings were utilized to fund Reckson Strategic investments and general operations. At June 30, 2000, $36.2 million was available on these Facilities.

FrontLine's secured credit facility for $60.0 million was fully drawn and repaid during the three months ended March 31, 2000, and is therefore no longer available.

On June 1, 2000, HQ Global completed a transaction which increased its $157.9 million credit facility (the amended and restated "Credit Facility") to $275.0 million. The Credit Facility provides for $219.4 million under four term loans all of which are repayable in quarterly installments through November 2005. The Credit Facility also provides for borrowings up to $55.6 million in two revolving loan commitments. Availabilities under the revolving portion of the Credit Facility are formula based. As of August 11, 2000, there was $242.5 million in outstanding borrowings under the term loans and $23.1 million in borrowings outstanding under one revolver. At August 11, 2000, $7.5 million was available for additional borrowings under the revolving loan commitments.

Borrowings under the Credit Facility bear interest ranging from LIBOR plus 3.25% to 4.0% or PRIME plus 2.25% to 3.00% for a one, three or nine month period at the election of HQ Global. HQ Global's weighted average interest rate on borrowings under the term loans at June 30, 2000 was approximately 11.48%. HQ Global converted to a LIBOR option on July 5, 2000. HQ Global pays a commitment fee of 1/2 of 1.0% per annum on the unused portion of the Credit Facility. The Credit Facility contains certain financial covenants related to interest coverage, leverage ratios and other limitations. At June 30, 2000, HQ Global was in compliance with all of its covenants.

On June 1, 2000, HQ Global entered into a Senior Subordinated Credit Facility (the "Bridge Loan") of $125.0 million provided by UBS Warburg, LLC. The Bridge Loan bears interest at LIBOR plus 6.5% and matures on May 31, 2007.

On August 11, 2000, HQ Global replaced the Bridge Loan with a $125.0 million Senior Subordinated Note Agreement (the "Mezzanine Loan"). The Mezzanine Loan bears interest at 13.5% per annum and matures on May 31, 2007. The Mezzanine lenders received 503,545 Class A warrants and 227,163 Class B warrants.

On August 11, 2000, HQ Global issued 613,166 additional shares of Series A Cumulative Convertible Preferred Stock in the amount of $25.0 million. In connection with this sale, HQ Global issued 312,274 Class A warrants and 164,902 Class B warrants.

The terms of the Class A warrants and Class B warrants are identical except that Class A warrants are exercisable at the option of the holder at any time and Class B warrants are exercisable on or after March 1, 2002, but only in the event that a Qualified Initial Public Offering (as defined in the Purchase Agreements) has not occurred prior to that date.

As of August 11, 2000, HQ Global had letters of credit outstanding in the aggregate amount of $25.9 million, against which HQ Global pledged $5.5 million in cash and $20.4 million were supported by a backstop letter of credit by FrontLine.

The Company also funded investing activities for the six months ended June 30, 2000 with net proceeds of approximately $24.6 million from the completion of 26,000 shares of privately placed Convertible Preferred Stock offerings. On May 6, 2000, the Company paid a preferred dividend to the preferred shareholder of approximately $0.6 million.

On March 7, 2000, an investment  partnership  invested $30.0 million to purchase
1.5 million warrants to acquire FrontLine's common stock at an exercise price of $70 per share. The warrants have a term of 3.25 years. On June 29, 2000, the investment partnership invested an additional $3.0 million to obtain a reduction in the warrant exercise price to $47.25 per share and to extend the expiration of the warrants to March 2005. Simultaneously with this transaction, the Company issued 1,075,000 shares of its common stock for an additional 2.5% ownership interest in HQ Global in connection with an agreement with the investment partnership, which had originally owned VANTAS preferred stock.

On March 31, 2000, the Company sold approximately 2.6 million shares of its common stock at a price of $47.25 per shares for an aggregate consideration of approximately $122.6 million. Proceeds from the sale were utilized to repay the remaining portion of the Credit Facility. As a result, certain deferred financing costs of approximately $2.6 million were incurred in connection with the Credit Facility were expensed as an extraordinary loss in the accompanying consolidated statements of operations. As a part of this transaction, the Company issued 128,750 warrants with an exercise price of $47.25 per share for 3 years.

Subsequent to June 30, 2000, the Company funded an additional $7.5 million to existing Partner Companies.

Currently, the Company has two short-term letters of credit totaling $3.2 million, which have been utilized as security deposits.

FrontLine's operations do not require intensive capital expenditures. There were no significant capital expenditure commitments as of June 30, 2000.

FrontLine will continue to evaluate acquisition opportunities and may acquire additional ownership interests in new and existing Partner Companies in the next 12 months, all of which could make it necessary for the Company to raise additional funds. The Company may not be able to obtain additional bank or other financing beyond this period, or may only be able to do so on terms not favorable or acceptable to the Company. If additional funds are raised through the issuance of equity securities, existing shareholders may experience significant dilution. Although management believes that it will continue to have access to the public and private markets, the availability and amount of funds from these markets is subject to numerous factors including some that are beyond the Company's control, and therefore is not assured.

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

The following table sets forth the Company's Credit Facilities obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value ("FMV") at June 30, 2000 (in thousands).

                                                    For the year ended December 31,
                                                    -------------------------------
                       2000      2001      2002        2003        2004     Thereafter     Total         FMV
                       ----      ----      ----        ----        ----     ----------     -----         ---
Variable rate         $  --     $  --     $  --     $131,243      $  --       $  --       $131,243     $131,243

Average
interest rate            --        --        --        12.14%        --          --          12.14%          --


The primary market risk facing HQ Global is interest rate risk on the Credit Facility. HQ Global mitigates this risk by entering into hedging instruments on a portion of its outstanding balances. In addition, HQ Global may elect to enter into LIBOR contracts on portions of the Credit Facility, which locks in HQ Global's interest rate on those portions for 30, 60 or 90 day periods. The Credit Facility bears interest ranging from either 3.25% to 4.00 % over applicable LIBOR, or alternatively 2.25% to 3.00% over PRIME, generally at HQ Global's election. As of August 11, 2000, HQ Global had hedged approximately $93.0 million of its credit facility using various instruments with various expiration dates through July 31, 2002. These instruments lock in the maximum underlying 30 day LIBOR rate at levels between 7.93% and 9.00%.

An increase in interest rates will have a negative impact on the net income of HQ Global due to the variable interest component of the Credit Facility. Based on current interest rate levels, a 10% increase in underlying interest rates will have approximately a 4.8% increase in interest expense, ignoring the short term impact of remaining terms under current LIBOR hedge contracts.

Following the HQ Merger, HQ Global is conducting more of its operations in foreign currencies, primarily the British Pound. Due to the nature of foreign currency markets, there is potential risk for foreign currency losses as well as gains. HQ Global has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of June 30, 2000, HQ Global had no other material exposure to market risk.

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings - None
Item 2.  Changes in Securities and Use of Proceeds
The following securities were issued in transactions pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933 and involved only accredited investors.

On April 14, 2000, the Company exchanged an aggregate of 26,000 shares of its 8 7/8% Series A-1 through A-6 Convertible Cumulative Preferred Stock for 26,000 shares of its 8 7/8% Series A Convertible Cumulative Preferred Stock. The sole purpose of this transaction was to combine the six series of Preferred Stock into a single series.

Dividends on the Series A Preferred Stock are payable quarterly in cash or, at the Company's election, in common stock, provided certain conditions have been satisfied. The Series A Preferred Stock is redeemable on or after the third anniversary of the date of issuance and is convertible at any time, at the option of the holder, on or after the one year anniversary of the date of issuance. The Series A Preferred Stock is convertible at a conversion rate of
14.1884 shares of common stock for each share of Series A Preferred Stock, subject to adjustment.

On March 7, 2000, an investment  partnership  invested $30.0 million to purchase
1.5 million warrants to acquire the Company's common stock at an exercise price of $70 per share. The warrants have a term of 3.25 years. The Company utilized approximately half of these proceeds to reduce its $60.0 million Secured Credit Facility with a significant financial institution. On June 29, 2000, the investment partnership invested an additional $3.0 million to obtain a reduction in the warrant exercise price to $47.25 per share and to extend the expiration of the warrant to March 2005. Simultaneously with this transaction, the Company issued 1,075,000 shares of its common stock for an additional 2.5% ownership interest in HQ Global in connection with an agreement with the investment partnership, which had originally owned VANTAS preferred stock.

On April 12, 2000, Winstar Communications, Inc. ("Winstar") acquired 63,492 shares of the Company's common stock in connection with a contract pursuant to which the Company and its affiliates will have the right to purchase, license, lease or otherwise acquire any products, equipment and/or services which are offered by Winstar or its affiliates for three years from the date of the contract. The products, equipment or services available include (i) software,
(ii) advertising on a Winstar affiliate portal or a Winstar affiliate web site on which advertising is sold, (iii) content provided by a Winstar affiliate and
(iv) any product, equipment or service sold or offered by Winstar or an affiliate on a non-exclusive basis to unaffiliated parties. In addition, Winstar agreed to terminate its lawsuit against OnSite Access, Inc., a company in which the Company has invested $46.0 million.

Item 3.  Defaults Upon Senior Securities - None
Item 4.  Submission of Matters to a Vote of Securities Holders - None
On June 22, 2000, the Company held its annual meeting of stockholders. The matters on which the stockholders voted, in person or by proxy, were (1) the election of three nominees as Class II Directors to serve until the 2003 annual meeting of stockholders, or until their respective successors are duly elected and qualified, (2) to ratify the selection of the independent auditors of the Company and (3) to ratify the adoption of the Company's 2000 Employee Stock Option Plan. The three nominees were elected, the auditors were ratified and the 2000 Employee Stock Option Plan was approved. The results of the voting are set forth below: Election of Directors Votes Cast For Votes Cast Against

ELECTION OF DIRECTORS          VOTES CAST FOR          VOTES CAST AGAINST
---------------------          --------------          ------------------
Michael Maturo                   27,825,491                 51,308
Mitchell Rechler                 27,825,491                 51,308
Roger Rechler                    27,825,491                 51,308

                        RATIFICATION OF AUDITORS
--------------------------------------------------------------------------
     VOTES CAST FOR                                   VOTES CAST AGAINST
-------------------------                            ---------------------
       27,843,805                                           12,653

               APPROVAL OF 2000 EMPLOYEE STOCK OPTION PLAN
--------------------------------------------------------------------------
     VOTES CAST FOR                                   VOTES CAST AGAINST
-------------------------                            ---------------------
       14,143,909                                         2,646,212


Item 5.  Other information

On June 22, 2000 the resignations of two Directors, Donald Rechler and Gregg Rechler, were accepted by the Board of Directors and Douglas A. Sgarro and Sidney Braginsky were appointed as Directors Mr. Sgarro currently serves as
Senior Vice President - Administration and Chief Legal Officer of CVS Corporation. Sidney Braginsky currently serves as President of Olympus America Inc. Also on such date Scott Rechler was appointed Chairman of the Board.

Item 6.  Exhibits and Reports on Form 8-K

Form 8K dated May 12, 2000              Relating to the extension of the closing
                                        date of the merger with VANTAS
                                        Incorporated and HQ Global
                                        Workplaces, Inc.


Form 8K  dated June 16, 2000            Relating to the Company's completion
                                        of the merger of VANTAS Incorporated
                                        with and into HQ Global Workplaces,
                                        Inc.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               FRONTLINE CAPITAL GROUP


                               By:  \s\ Scott H. Rechler
                                  ----------------------
                               Scott H. Rechler, President and Chief Executive Officer
                               (Principal Executive Officer)


                               \s\ Michael Maturo
                               -------------------------
                               Michael Maturo, Executive Vice President and
                               Chief Financial Officer
                               (Principal Financial and Accounting Officer)

DATE:  August 14, 2000