Form 10-Q
period 2000-09-30
FRONTLINE CAPITAL GROUP
filed 2000-11-14
CIK 1052743

================================================================================

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                         COMMISSION FILE NUMBER: 0-30162




                             FRONTLINE CAPITAL GROUP
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



DELAWARE                                                              11-3383642
--------                                                              ----------
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OF ORGANIZATION)

1350 AVENUE OF AMERICAS, NEW YORK, NY                                      10019
-------------------------------------                                      -----
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                               (ZIP CODE)


                                 (212) 931-8000
               (REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE)

                     --------------------------------------


         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) YES |X| NO |_|, AND (2) HAS BEEN SUBJECT TO SUCH FILINGS FOR THE PAST 90 DAYS, YES |X| NO |_|.


THE REGISTRANT HAS ONLY ONE CLASS OF COMMON STOCK, ISSUED AT $.01 PAR VALUE PER SHARE WITH 36,631,278 SHARES OUTSTANDING AS OF NOVEMBER 7, 2000.

                     --------------------------------------


================================================================================

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                                QUARTERLY REPORT
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000


                                TABLE OF CONTENTS

INDEX                                                                                                                           PAGE
------------------------------------------------------------------------------------------------------------------------------------
PART I.  FINANCIAL INFORMATION
------------------------------------------------------------------------------------------------------------------------------------
Item 1    Financial Statements

          Consolidated Balance Sheets as of September 30, 2000 (unaudited) and
          December 31, 1999 ..................................................................................................   3

          Consolidated Statements of Operations for the three and nine months
          ended September 30, 2000 and 1999 (unaudited) ......................................................................   4

          Consolidated Statements of Cash Flows for the nine months ended
          September 30, 2000 and 1999 (unaudited) ............................................................................   5

          Notes to the Consolidated Financial Statements (unaudited) .........................................................   6

Item 2    Management's Discussion and Analysis of Financial Condition and
          Results of Operations ..............................................................................................  25

Item 3    Quantitative and Qualitative Disclosures about Market Risk .........................................................  34

------------------------------------------------------------------------------------------------------------------------------------
PART II.  OTHER INFORMATION
------------------------------------------------------------------------------------------------------------------------------------

Item 1    Legal Proceedings ..................................................................................................  35
Item 2    Changes in Securities and Use of Proceeds ..........................................................................  35
Item 3    Defaults Upon Senior Securities ....................................................................................  35
Item 4    Submission of Matters to a Vote of Securities Holders ..............................................................  35
Item 5    Other Information ..................................................................................................  35
Item 6    Exhibits and Reports on Form 8-K ...................................................................................  35

------------------------------------------------------------------------------------------------------------------------------------
SIGNATURES ...................................................................................................................  36
------------------------------------------------------------------------------------------------------------------------------------

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                    SEPTEMBER 30,       DECEMBER 31,
                                                                                                        2000               1999
                                                                                                    ------------        ------------
                                                                                                     (UNAUDITED)
ASSETS:
Current Assets:
     Cash and cash equivalents ...............................................................       $    37,310        $    32,740
     Restricted cash .........................................................................             6,689             21,572
     Accounts receivable, net of allowance for doubtful accounts of
        $3,916 at September 30, 2000 and $861 at December 31, 1999............................            25,661              8,426
     Other current assets ....................................................................            20,237             16,008
                                                                                                     -----------        -----------
         Total Current Assets ................................................................            89,897             78,746
Ownership interests in and advances to unconsolidated companies ..............................            83,931             97,833
Intangible assets, net .......................................................................           669,085            239,412
Property and equipment, net ..................................................................           210,272             80,425
Deferred financing costs, net ................................................................            51,420              5,426
Other assets, net ............................................................................            55,577             40,141
                                                                                                     -----------        -----------
         Total Assets ........................................................................       $ 1,160,182        $   541,983
                                                                                                     ===========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
     Accounts payable and accrued expenses ...................................................       $    52,969        $    45,852
     Current portion of senior secured debt ..................................................            16,575             12,500
     Notes payable ...........................................................................            25,000                 --
     Deferred rent payable ...................................................................             4,131              2,165
     Other current liabilities ...............................................................             2,453              1,139
                                                                                                     -----------        -----------
         Total Current Liabilities ...........................................................           101,128             61,656
Credit facilities with related parties .......................................................           132,379            121,848
Senior secured debt ..........................................................................           199,575             44,407
Subordinated notes payable ...................................................................           125,000            108,125
Deferred rent payable ........................................................................            33,462             22,794
Other liabilities ............................................................................            79,004             33,706
                                                                                                     -----------        -----------
         Total Liabilities ...................................................................           670,548            392,536
                                                                                                     -----------        -----------
Minority interest ............................................................................           300,508             35,338
Commitments and contingencies ................................................................                --                 --
Shareholders' Equity:
     8.875% Cumulative convertible preferred stock, $.01 par value, 25,000,000 shares authorized, 26,000 and -0- issued and outstanding,
       at September 30, 2000 and December 31, 1999, respectively .............................                --                 --
     Common stock, $.01 par value, 100,000,000 shares authorized,
       36,574,462 and 30,672,794 shares issued and outstanding at
       September 30, 2000 and December 31, 1999, respectively ................................               366                307
     Additional paid-in capital ..............................................................           399,113            162,054
     Cumulative translation adjustment .......................................................              (574)                --
     Accumulated deficit .....................................................................          (209,779)           (48,252)
                                                                                                     -----------        -----------
         Total Shareholders' Equity ..........................................................           189,126            114,109
                                                                                                     -----------        -----------
         Total Liabilities and Shareholders' Equity ..........................................       $ 1,160,182        $   541,983
                                                                                                     ===========        ===========

          See accompanying notes to consolidated financial statements.

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                    THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                        SEPTEMBER 30,
                                                              -------------------------------       -------------------------------
                                                                  2000               1999               2000               1999
                                                              ------------       ------------       ------------       ------------
HQ Operating Revenues:
   Executive office suite income .......................      $     97,642       $     33,703       $    191,798       $     91,339
   Support services and other ..........................            62,624             24,378            129,655             66,070
                                                              ------------       ------------       ------------       ------------
       Total HQ Operating Revenues .....................           160,266             58,081            321,453            157,409
                                                              ------------       ------------       ------------       ------------

HQ Operating Expenses:
   Cost of Revenue .....................................           106,610             43,904            225,481            117,850
   General and administrative ..........................            18,811              6,602             36,097             17,493
                                                              ------------       ------------       ------------       ------------
       Total HQ Operating Expenses .....................           125,421             50,506            261,578            135,343
                                                              ------------       ------------       ------------       ------------

       HQ Operating Income .............................            34,845              7,575             59,875             22,066

HQ Other Expenses:
   Merger and integration costs ........................            (1,707)              (219)           (21,148)            (1,604)
   Depreciation and amortization .......................           (19,069)            (3,983)           (35,263)           (10,069)
   Interest expense, net ...............................           (11,827)            (2,888)           (22,054)            (7,133)
                                                              ------------       ------------       ------------       ------------

       HQ Income (Loss) ................................             2,242                485            (18,590)             3,260

Parent Income (Expenses):
   General and administrative expenses .................            (4,598)            (4,290)           (15,568)           (12,902)
   Depreciation and amortization .......................              (544)               (14)              (943)               (50)
   Amortization of deferred charges ....................            (5,817)                --            (11,347)                --
   Interest expense, net ...............................            (4,014)            (2,543)           (14,023)            (4,316)
   Development Stage Company Costs and
     Reserves ..........................................            (3,578)                --             (7,285)                --
                                                              ------------       ------------       ------------       ------------

       Loss before income taxes, minority interest
         and equity losses .............................           (16,309)            (6,362)           (67,756)           (14,008)

Provision for income taxes .............................            (1,983)              (864)            (2,453)            (2,195)
Minority interest ......................................            (4,416)               314             (3,318)              (643)
Equity in net loss of unconsolidated companies..........           (31,106)            (4,828)           (83,853)            (6,685)
                                                              ------------       ------------       ------------       ------------

       Loss before extraordinary item from
         early extinguishment of debt and
         distribution to Preferred Shareholder .........           (53,814)           (11,740)          (157,380)           (23,531)


Extraordinary item from early extinguishment
  of debt ..............................................                --                 --             (2,648)                --
                                                              ------------       ------------       ------------       ------------

       Net loss before distribution to
         Preferred Shareholder .........................           (53,814)           (11,740)          (160,028)           (23,531)


Distribution to Preferred Shareholder ..................              (576)                --             (1,499)                --
                                                              ------------       ------------       ------------       ------------

       Net loss applicable to common
         shareholders ..................................      $    (54,390)      $    (11,740)      $   (161,527)      $    (23,531)
                                                              ============       ============       ============       ============

Basic and diluted net loss per weighted
  average common share .................................      $      (1.49)      $      (0.47)      $      (4.71)      $      (0.95)
                                                              ============       ============       ============       ============

Basic and diluted weighted average common
   shares outstanding ..................................        36,574,462         25,163,301         34,295,488         24,855,657
                                                              ============       ============       ============       ============

          See accompanying notes to consolidated financial statements.

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                           NINE MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                                     -------------------------------
                                                                                         2000              1999
                                                                                         ----              ----
Cash Flows from Operating Activities:
   Net loss before distribution to Preferred Shareholder........................        $(160,028)          $(23,531)
   Adjustments to reconcile net loss before distribution to Preferred
     Shareholder to cash provided by (used in) operating activities:
       Depreciation and amortization............................................           36,206             10,119
       Extraordinary loss on early extinguishment of debt.......................            2,648                 --
       Equity in net loss of unconsolidated companies...........................           83,853              6,685
       Minority interest........................................................            3,318                643
       Deferred income taxes....................................................             (603)                --
       Amortization of deferred charges.........................................           11,347              8,846
       Preferred distribution...................................................             (577)                --
       Cumulative translation adjustment........................................           (1,013)                --
       Changes in operating assets and liabilities:
         Accounts receivable, net...............................................           (9,553)            (2,015)
         Acquisition costs and other assets.....................................            2,790             (3,790)
         Deferred rent payable..................................................            6,105              4,108
         Accounts payable and accrued expenses..................................          (31,182)             5,423
         Other liabilities......................................................           16,122              2,738
         Affiliate receivables..................................................               --              7,427
                                                                                     ------------      -------------
           Net cash provided by (used in) operating activities..................         (40,567)             16,653
                                                                                     ------------      -------------

Cash Flows from Investing Activities:
   Acquisitions of officing solutions centers...................................         (326,809)           (53,044)
   Equipment  ..................................................................          (34,686)           (26,804)
   Restricted cash..............................................................           23,322            (21,799)
   Acquisition of ownership interests and advances to Partner Companies.........          (65,208)           (17,084)
   Acquisition of other ownership interests.....................................           (4,743)           (25,541)
                                                                                     ------------      -------------
           Net cash used in investing activities................................         (408,124)          (144,272)
                                                                                     ------------      -------------

Cash Flows from Financing Activities:
   Issuance of common stock and warrants, net of costs..........................          156,855                (99)
   Issuance of preferred stock, net of costs....................................           24,570                 --
   Deferred financing costs.....................................................          (26,893)            (3,054)
   Net proceeds from credit facilities with related parties.....................           10,531             75,644
   Capital leases...............................................................           (2,300)            (1,971)
   Exercise of options..........................................................            1,115                 --
   Net proceeds from secured credit facility and notes payable..................           62,425             51,250
   Net proceeds from minority interest..........................................          226,958              5,878
                                                                                     ------------      -------------
           Net cash provided by financing activities............................          453,261            127,648
                                                                                     ------------      -------------

Cash and Cash Equivalents:
   Net increase ................................................................            4,570                 29
   Beginning of period..........................................................           32,740              2,026
                                                                                     ------------      -------------
   End of period................................................................        $  37,310             $2,055
                                                                                     ============      =============


          See accompanying notes to consolidated financial statements.

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

1.       DESCRIPTION OF THE COMPANY

FrontLine Capital Group ("FrontLine" or the "Company") is a holding company which develops and manages companies servicing small and medium-size enterprises ("SMEs") and mobile workforces of larger companies. FrontLine has two distinct operating segments: one holds FrontLine's interest in HQ Global Holdings, Inc. ("HQ Global"), the world's largest provider of officing solutions (the "HQ Global Segment"), and the other consists of FrontLine (parent company) ("FrontLine Parent") and its interests in a group of companies which leverage the Internet to provide a wide range of services to the SME marketplace (the "Parent and Other Interests Segment").

In October 2000, FrontLine announced that, as a result of changing market conditions, it was refining its strategic plan (the "Restructuring"- see Note 10 for further discussion) to, in part, report the operations of HQ Global as a separate operating segment and was in the process of exploring alternatives for separating FrontLine into two companies. Additionally, in conjunction with the Restructuring, FrontLine announced that it would focus its resources and capital on the businesses within its existing portfolio and cease pursuing new investment activities.

The Company refers to the companies in which it has acquired an equity interest as its "Partner Companies" (except for Reckson Strategic Venture Partners, LLC ("Reckson Strategic") - see Note 4). However, the Company does not act as an agent or legal representative for any of them, it does not have the power or authority to legally bind any of them and it does not have the types of liabilities in relation to them that a general partner of a partnership would have.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements present the consolidated financial position of the Company and its majority-owned subsidiaries. The financial position, results of operations and cash flows of the HQ Global Segment are presented in Note 3. The financial position, results of operations and cash flows of the Parent and Other Interests Segment are summarized in Note
4. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (substantially consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

ACCOUNTING FOR OWNERSHIP INTERESTS

The interests that FrontLine owns are accounted for under one of three methods: consolidation, equity method and cost method. The applicable accounting method is generally determined based on the Company's voting interest and rights in each investee.

Consolidation. Partner Companies in which the Company directly or indirectly owns more than 50% of the outstanding voting securities or controls the board of directors are generally accounted for under the consolidation method of accounting. Under this method, a Partner Company's results of operations are reflected within the Company's Consolidated Statements of Operations. All significant intercompany accounts and transactions have been eliminated. Participation of other Partner Company shareholders in the earnings or losses of a consolidated Partner Company is reflected in the caption "Minority interest" in the Company's Consolidated Statements of Operations. Minority interest adjusts the Company's consolidated results of operations to reflect only the Company's share of the earnings or losses of the consolidated Partner Company.

Equity Method. Partner Companies and the other investee whose results are not consolidated, but over whom the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to the investee depends on an evaluation of several factors including, among others, representation on the investee's Board of Directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the investee, including voting rights associated with the Company's holdings in common, preferred and any other convertible securities in the investee. Under the equity method of accounting, an investee's accounts are not reflected within the Company's Consolidated Statements of Operations; however, FrontLine's share of the earnings or losses of the investee is reflected in the caption "Equity in net loss of unconsolidated companies" in the accompanying Consolidated Statements of Operations.

The amount by which the Company's carrying value exceeds its share of the underlying net assets of unconsolidated companies accounted for under the equity method of accounting is amortized on a straight-line basis over 20 years as an adjustment to the Company's share of the unconsolidated companies' earnings or losses.

Cost Method. Partner Companies not accounted for under the consolidation or the equity method of accounting, which are generally those in which the Company has less than 20% interest in the voting securities of the investee, are accounted for under the cost method of accounting. Under this method, the Company's share of the earnings or losses of such companies is not included in the Consolidated Statements of Operations. The Company recognizes income from dividends from its Partner Companies.

The Company records its ownership interest in debt securities of Partner Companies accounted for under the cost method at cost as it has the ability and intent to hold these securities until maturity. The Company records its ownership interests in equity securities of Partner Companies accounted for under the cost method at cost, unless these securities have readily determinable fair values based on quoted market prices, in which case these interests would

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

be classified as available-for-sale securities or some other classification in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In addition to the Company's investments in voting and non-voting equity and debt securities, it also periodically makes advances to its Partner Companies in the form of promissory notes which are accounted for in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan."

The Company continually evaluates the carrying value of its ownership interests in and advances to each of its Partner Companies for possible impairment based on achievement of business plan objectives and milestones, the value of each ownership interest in the Partner Company relative to carrying value, the financial condition and prospects of the Partner Company and other relevant factors. The business plan objectives and milestones the Company considers include, among others, those related to financial performance such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature such as the launching of a web site, business development activities, or the hiring of key employees. The fair value of the Company's ownership interests in and advances to privately held Partner Companies is generally determined based on the value at which independent third parties have invested or have committed to invest in the Partner Companies.

CASH AND CASH EQUIVALENTS

The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

REVENUE RECOGNITION

The Company's operating revenues for the three and nine months ended September 30, 2000 were attributable to HQ Global. HQ Global's revenue is derived primarily from the operation of executive office suites and the range of telecommunication and business support services provided to clients, and is recognized as the related services are provided.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets which range from five to seven years. Leasehold improvements are amortized over the lesser of the term of the related lease or the estimated useful lives of the assets. As of September 30, 2000 and December 31, 1999, the related accumulated depreciation and amortization was $48.5 million and $14.0 million, respectively.

INTANGIBLE ASSETS

Intangible assets consist primarily of goodwill representing the excess of the purchase price over the net assets of acquired companies by FrontLine. In connection with the merger of HQ Global and VANTAS Incorporated ("VANTAS"), the Company reassessed the estimated life of goodwill resulting from the merger. As a result, the amortization period for goodwill was reduced from 30 to 20 years.

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

As of September 30, 2000 and December 31, 1999, the related accumulated amortization was $24.1 million and $9.0 million, respectively.

If there is an event or change in circumstances that indicates that the basis of FrontLine's long-lived intangibles may not be recoverable, FrontLine's policy is to assess any impairment in value by making a comparison of the current and projected operating cash flows of the business center to which the intangible relates over its remaining useful life, on an undiscounted basis, to the carrying amount of the intangible. Such carrying amount would be adjusted to fair value, if necessary, to reflect any impairment in the value of the intangible assets.

STOCK-BASED COMPENSATION

The Company has elected to follow  Accounting  Principles  Board Opinion No. 25,
"Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options and grants because the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation," requires the use of option valuation models that were not developed for use in valuing employee stock options.

INCOME TAXES

The Company accounts for income taxes under the liability method which requires recognition of deferred tax assets and liabilities based upon the expected future tax consequences of events included in the Company's financial statements and tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. For the three months ended September 30, 2000 and 1999, the Company recognized current state and foreign income tax provisions of $2.0 million and $0.9 million, respectively, and $2.5 million and $2.2 million for the nine months ended September 30, 2000 and 1999, respectively.

Additionally, deferred tax assets are recognized for temporary differences that will result in deductible amounts in future years. A valuation allowance is recognized if it is more likely than not that some portion of the deferred asset will not be realized. As of September 30, 2000, the Company's deferred tax assets have been fully reserved because of the uncertainty of the timing and amount of future taxable income.

SEGMENT REPORTING

The segment information for the three and nine months ended September 30, 2000 and 1999, as required by SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," relating to the HQ Segment and the Parent and Other Interests Segment is presented in Notes 3 and 4, respectively.

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

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FrontLine's governance and control rights are generally exercised through Board of Directors seats and through representation on the executive committees of the various segment entities.

FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, "Disclosures About Fair Value of Financial Instruments" requires the Company to disclose the estimated fair values of its financial instrument assets and liabilities. The carrying amounts approximate fair value for cash and cash equivalents, accounts receivable and accounts payable because of the short maturity of those instruments. For the loans payable to affiliates and others, the estimated fair value approximates the recorded balance.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In June 1999, SFAS No. 137 was issued, amending SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which extended the required date of adoption for fiscal years beginning after June 15, 2000. The Statement permits early adoption of the derivative standards as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt the new standards effective January 1, 2001. The Company does not currently anticipate that such adoption will have any effect on its results of operations or financial position.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain prior period amounts and segment disclosures have been reclassified to conform to the current period presentation.


3.       INTEREST IN HQ GLOBAL AND PREDECESSOR ENTITIES

In the first quarter of 2000, the Company paid approximately $43.3 million in cash and issued 1,294,103 shares of its common stock in connection with the completion of all remaining stock purchase agreements with other VANTAS stockholders to increase its ownership interest in VANTAS to approximately 84% on a basic basis and 76% on a diluted basis.

As a result of the step acquisition during 1999 of a controlling interest in VANTAS, the Company changed the accounting method for its investment in VANTAS from the equity method to consolidation during the fourth quarter of 1999 and retroactively restated all 1999 quarters.

On June 1, 2000, VANTAS merged with HQ Global Workplaces, Inc. ("Old HQ"), in a two-step merger (the "Merger"). As a result of the Merger, the combined company became a wholly-owned subsidiary of a newly-formed parent corporation, HQ Global. As of September 30, 2000, FrontLine's ownership interest was approximately 57% on a basic basis. Although FrontLine's percentage ownership may vary depending on the actual preferred stock conversion price, on a fully-diluted basis, assuming the outstanding preferred stock converted at the Merger conversion price, and assuming that certain warrants to purchase HQ Global stock become exercisable,

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

3.       INTEREST IN HQ GLOBAL AND PREDECESSOR ENTITIES (CONTINUED)

FrontLine would own approximately 38% of the common stock of HQ Global. To effectuate the Merger, FrontLine contributed approximately $17 million in cash and its ownership interest in VANTAS. Additionally, FrontLine holds an option it purchased in January 1999, to acquire another HQ Global shareholder's 3.1% basic basis interest for $4.3 million at any time between July 8, 2001 and January 7, 2002.

The costs of the Merger have been allocated to the respective assets acquired and liabilities assumed, with the remainder recorded as goodwill, based on preliminary estimates of fair values as follows (in thousands):


         Working capital....................  $ (14,841)
         Favorable operating leases.........     22,900
         Property and equipment.............    107,047
         Goodwill...........................    396,404
         Other assets.......................     32,504
         Other liabilities..................    (13,200)
         Notes payable......................   (138,693)
                                              ---------
                                              $ 392,121
                                              =========

The estimates of fair value were determined by HQ Global's management. The goodwill recorded in the Merger is being amortized over a 20-year period based on management's assessment of the significant barriers to entry due to the rapid consolidation in the executive suites business and the lack of exposure to technological obsolescence in the global officing solutions business. HQ Global engages in lease commitments ranging from 10-15 years, typically with 5-year renewal options. The results of operations of operations of Old HQ are included in the consolidated results of HQ Global for periods subsequent to June 1, 2000.

The Merger was financed through a combination of debt and HQ Global preferred stock and warrants. Subsequent to the Merger, HQ Global sold an additional $25.0 million of preferred stock and issued additional warrants.

HQ Global is the largest provider of flexible officing solutions in the world. As of September 30, 2000, HQ Global owned, operated, or franchised 469 business centers in 17 countries. Also included are 6 business centers managed by HQ Global for unrelated third parties and 9 international joint-venture business centers with which HQ Global, through its European subsidiary, HQ Holdings Limited, is a joint venture partner with Mercury Asset Management. HQ Global's wholly-owned subsidiary, HQ Network Systems, Inc., is the franchiser of 46 domestic and 30 international business centers for unrelated franchisees. HQ Global provides a complete outsourced office solution through furnished and equipped individual offices and multi-office suites available on short notice with flexible contracts. HQ Global also provides business support and information services including: telecommunications; broadband Internet access; mail room and reception services; high-speed copying, faxing and printing services; secretarial, desktop publishing and IT support services and various size conference facilities, with multi-media presentation and, in certain cases, video teleconferencing capabilities. HQ Global also provides similar services for those businesses and individuals that do not require offices on a full-time basis.

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

3.       INTEREST IN HQ GLOBAL AND PREDECESSOR ENTITIES (CONTINUED)

FINANCIAL STATEMENTS

The following statements present the portion of the Company's financial position, results of operations and cash flows represented by HQ Global and predecessor entities as of and for the periods indicated.

                       HQ GLOBAL AND PREDECESSOR ENTITIES
                                 BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                     SEPTEMBER 30,   DECEMBER 31,
                                                                                        2000            1999
                                                                                   ---------------  ---------------
ASSETS:
Current Assets:
     Cash and cash equivalents..................................................          $15,898           $3,807
     Restricted cash............................................................            6,689           21,572
     Accounts receivable, net of allowance for doubtful accounts of
        $3,916 at September 30, 2000 and $861 at December 31, 1999..............           25,661            8,426
     Other current assets.......................................................           20,237           16,008
                                                                                   --------------   --------------
         Total Current Assets...................................................           68,485           49,813
Intangible assets, net..........................................................          669,085          239,412
Property and equipment, net.....................................................          207,940           80,064
Deferred financing costs, net...................................................           50,262            5,426
Other assets, net...............................................................           37,811           10,039
                                                                                   --------------   --------------
          Total Assets...........................................................      $1,033,583         $384,754
                                                                                   ==============   ==============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
     Accounts payable and accrued expenses......................................          $43,139          $38,010
     Current portion of senior secured debt.....................................           16,575           12,500
     Deferred rent payable......................................................            4,131            2,165
     Other current liabilities..................................................            2,453            1,139
                                                                                   --------------   --------------
         Total Current Liabilities..............................................           66,298           53,814
Senior secured debt.............................................................          199,575               --
Subordinated notes payable......................................................          125,000          108,125
Deferred rent payable...........................................................           33,462           22,794
Other liabilities...............................................................           65,584           28,176
                                                                                   --------------   --------------
         Total Liabilities......................................................          489,919          212,909
Minority interest...............................................................          300,508           35,338
Cumulative translation adjustment...............................................            (574)               --
Net business unit equity........................................................          243,730          136,507
                                                                                   --------------   --------------
         Total Liabilities and Net Business Unit Equity.........................       $1,033,583         $384,754
                                                                                   ==============   ==============


                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

3.       INTEREST IN HQ GLOBAL AND PREDECESSOR ENTITIES (CONTINUED)

                       HQ GLOBAL AND PREDECESSOR ENTITIES
                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                                        THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                          SEPTEMBER 30,                      SEPTEMBER 30,
                                                  -------------------------------    -------------------------------
                                                       2000              1999            2000               1999
                                                       ----              ----            ----               ----

HQ Operating Revenues:
   Executive office suite income............           $97,642           $33,703         $191,798            $91,339
   Support services and other...............            62,624            24,378          129,655             66,070
                                                 -------------    --------------    -------------      -------------
       Total HQ Operating Revenues..........           160,266            58,081          321,453            157,409
                                                 -------------    --------------    -------------      -------------

HQ Operating Expenses:
   Cost of Revenue..........................           106,610            43,904          225,481            117,850
    General and administrative..............            18,811             6,602           36,097             17,493
                                                 -------------    --------------    -------------      -------------
       Total HQ Operating Expenses..........           125,421            50,506          261,578            135,343
                                                 -------------    --------------    -------------      -------------

       HQ Operating Income..................            34,845             7,575           59,875             22,066

HQ Other Expenses:
   Merger and integration costs.............            (1,707)             (219)         (21,148)            (1,604)
   Depreciation and amortization............           (19,069)           (3,983)         (35,263)           (10,069)
   Interest expense, net....................           (11,827)           (2,888)         (22,054)            (7,133)
                                                 -------------    --------------    -------------      -------------

       Income (loss) before income taxes and
       minority interest....................             2,242               485          (18,590)             3,260

Provision for income taxes..................            (1,983)             (864)          (2,453)            (2,195)
Minority interest...........................            (4,416)              314           (3,318)              (643)
                                                 -------------    --------------    -------------      -------------

       Net income (loss) applicable to common
         shareholders attributable to HQ....           $(4,157)             $(65)        $(24,361)              $422
                                                 =============    ==============    =============      =============

Basic and diluted net income (loss)
   attributable to HQ per weighted                      $(0.11)           $(0.00)          $(0.71)             $0.02
   average common share......................    =============    ==============    =============      =============

Basic and diluted weighted average common
   shares of FrontLine outstanding..........        36,574,462        25,163,301       34,295,488         24,855,657
                                                 =============    ==============    =============      =============

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

3.       INTEREST IN HQ GLOBAL AND PREDECESSOR ENTITIES (CONTINUED)

                            HQ GLOBAL AND PREDECESSOR
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                        NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                  --------------------------
                                                                                       2000         1999
                                                                                       ----         ----
Cash Flows from Operating Activities:
   Net loss income (loss) applicable to common shareholders attributable to HQ .   $ (24,361)   $     422
   Adjustments to reconcile net income (loss) applicable to common shareholders attributable to HQ to cash provided by (used in) operating activities:
       Depreciation and amortization ...........................................      35,263       10,083
       Minority interest .......................................................       3,318          643
       Deferred income taxes ...................................................        (603)          --
       Cumulative translation adjustment .......................................      (1,013)          --
       Changes in operating assets and liabilities:
         Accounts receivable, net ..............................................      (9,553)      (2,015)
         Acquisition costs and other assets ....................................      (6,898)      (3,930)
         Deferred rent payable .................................................       6,105        4,108
         Accounts payable and accrued expenses .................................     (29,081)       2,299
         Other liabilities .....................................................       8,232        2,738
                                                                                   ---------    ---------
           Net cash provided by (used in) operating activities .................     (18,591)      14,348
                                                                                   ---------    ---------

Cash Flows from Investing Activities:
   Acquisitions of officing solutions centers ..................................    (260,047)     (40,130)
   Equipment ...................................................................     (31,771)     (26,644)
   Restricted cash .............................................................      23,322      (21,799)
                                                                                   ---------    ---------
           Net cash used in investing activities ...............................    (268,496)     (88,573)
                                                                                   ---------    ---------

Cash Flows from Financing Activities:
   Net proceeds from Parent ....................................................      18,424       23,817
   Deferred financing costs ....................................................     (25,736)      (3,054)
   Net proceeds from notes payable .............................................      81,832       51,250
   Capital leases ..............................................................      (2,300)      (1,971)
   Net proceeds from minority interest .........................................     226,958        5,878
                                                                                   ---------    ---------
           Net cash provided by financing activities ...........................     299,178       75,920
                                                                                   ---------    ---------

Cash and Cash Equivalents:
   Net increase ................................................................      12,091        1,695
   Beginning of period .........................................................       3,807           --
                                                                                   ---------    ---------
   End of period ...............................................................   $  15,898    $   1,695
                                                                                   =========    =========

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

4.       OTHER OWNERSHIP INTERESTS

Other ownership interests at September 30, 2000 and December 31, 1999 were comprised of:

                                                                 VOTING OWNERSHIP ON A        VOTING OWNERSHIP ON A
                                                                      BASIC BASIS                  DILUTED BASIS
                                                             -------------------------     -------------------------
                             FRONTLINE      APPLICABLE
                             INVESTEE       ACCOUNTING      SEPTEMBER 30,   DECEMBER 31,   SEPTEMBER 30,   DECEMBER 31,
                              SINCE            METHOD          2000           1999             2000           1999
                           -----------    -------------     ----------     ----------       -----------    -----------
AdOutlet.com.............     1999            Cost             10%            12%               9%            10%
Confidant Inc............     1998        Consolidation        93%            93%              80%            80%
DigitalWork.com..........     1999            Cost             <1%            <1%              <1%            <1%
EmployeeMatters, Inc.....     1999           Equity            53%            53%              45%            45%
Giftcertificates.com.....     1999            Cost             <1%            <1%              <1%            <1%
LiveCapital.com..........     2000            Cost              4%           N/A                4%           N/A
NeoCarta Ventures........     1999            Cost              4%             4%               4%             4%
OnSite Access, Inc.......     1997           Equity            22%            37%              17%            22%
Opus360 Corporation......     1999            Cost             <1%            <1%              <1%            <1%
PIPE9 Corporation........     1999           Equity            25%            31%              29%            26%
RealtyIQ.com.............     1999           Equity            66%            68%              54%            54%
Upshot.com...............     2000           Equity            20%           N/A               17%           N/A
Reckson Strategic........     1998           Equity            33%            33%              33%            33%


The Company's ownership interests in its investees are classified according to the applicable accounting method utilized at September 30, 2000 and December 31, 1999. The carrying value represents the Company's acquisition cost less any impairment charges, plus or minus the Company's share of such investees' income or loss. The cost basis represents the Company's acquisition costs less any impairment charges in such investees. The Company's ownership interests in and advances to investees accounted for under the equity method or cost method of accounting are as follows (in thousands):

                                                        SEPTEMBER 30, 2000                 DECEMBER 31, 1999
                                                  -------------------------------    -------------------------------
                                                  CARRYING VALUE     COST BASIS      CARRYING VALUE      COST BASIS
                                                  --------------    --------------    -------------     -------------
Equity Method...............................           $66,581          $166,922          $91,433          $107,245
Cost Method.................................            17,350            17,350            6,400             6,400
                                                      --------                           --------
                                                       $83,931                            $97,833
                                                      ========                           ========

The following are the Company's summarized losses on ownership interests in unconsolidated companies (in thousands):

                                                FOR THE THREE MONTHS ENDED         FOR THE NINE MONTHS ENDED
                                                      SEPTEMBER 30,                      SEPTEMBER 30,
                                              -------------------------------    -------------------------------
                                                   2000             1999              2000              1999
                                              -------------    --------------    -------------     -------------
OnSite Access, Inc. and predecessor entity .   $(12,459)        $ (2,735)           $(33,248)        $ (2,805)
EmployeeMatters, Inc. ......................     (4,914)            (819)            (15,139)            (819)
PIPE9 Corporation ..........................     (4,165)              --              (9,714)              --
RealtyIQ.com ...............................     (7,395)              --             (21,245)              --
UpShot.com .................................     (1,078)              --              (2,153)              --
Reckson Strategic ..........................     (1,095)          (1,274)             (2,354)          (3,061)
                                               --------         --------            --------         --------
   Equity in net loss of unconsolidated
     companies .............................   $(31,106)        $ (4,828)           $(83,853)        $ (6,685)
                                               ========          =======            ========         ========

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

4        OTHER OWNERSHIP INTERESTS (CONTINUED)

ONSITE ACCESS

Summarized financial information, a summary of the Company's investment in and advances to OnSite Access, Inc. ("OnSite") and FrontLine's share of its loss, is as follows (in thousands):


                                                                                       SEPTEMBER 30,     DECEMBER 31,
BALANCE SHEET DATA:                                                                       2000              1999
                                                                                          ----              ----

Current assets..................................................................          $54,809           $25,535
                                                                                         --------           -------
     Total Assets...............................................................         $242,564           $74,774
                                                                                         ========           =======

Current liabilities.............................................................          $42,588           $13,702
                                                                                         --------           -------
     Total Liabilities..........................................................          136,897            15,615
                                                                                         --------           -------

     Total Redeemable Preferred Stock and Stockholders' Equity (Deficit)........          105,667            59,159
                                                                                         --------           -------
     Total Liabilities and Stockholders' Equity (Deficit).......................         $242,564           $74,774
                                                                                         ========           =======


                                                                                       FOR THE THREE       FOR THE NINE
                                                                                        MONTHS ENDED       MONTHS ENDED
                                                                                        SEPTEMBER 30,      SEPTEMBER 30,
STATEMENTS OF OPERATIONS DATA:                                                              2000              2000
                                                                                            ----              ----


Revenues........................................................................          $2,962            $6,936
                                                                                        ========          ========

Net loss........................................................................        $(33,315)         $(85,374)
Other interests' share of net loss..............................................         (20,856)          (52,126)
                                                                                        --------          --------
FrontLine's share of net loss...................................................        $(12,459)         $(33,248)
                                                                                        ========          ========



In June 2000, OnSite obtained $50 million in a senior secured financing and $20 million from the sale of preferred stock with several private equity investors.

In September 2000, AT&T Corp. ("AT&T") invested $50 million in OnSite through a combination of preferred stock and senior secured debt. In connection with this investment, OnSite and AT&T signed a three-year commercial agreement, under which AT&T will provide OnSite with advanced communication services.

OTHER PARTNER COMPANIES

During  the  nine  months  ended  September  30,  2000,  the  Company   invested
approximately   $23.5  million  to  purchase  ownership  interests  in  two  new
e-business companies and funded $51.5 million to existing Partner Companies.

OTHER INTERESTS

Reckson Strategic invests in operating companies with experienced management teams in real estate and real estate related market sectors which are in the early stages of their growth cycle or offer unique circumstances for attractive investments, as well as platforms for future growth.

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

4.       OTHER OWNERSHIP INTERESTS (CONTINUED)

Through RSVP Holdings, LLC ("Holdings"), the Company is a managing member and 100% owner of the common equity of Reckson Strategic. New World Realty, LLC, an entity owned by two individuals retained by Holdings, (the "RSVP Managing Directors"), acts as a managing member of Holdings, and have a carried interest which provides for the RSVP Managing Directors to receive a share in the profits of Reckson Strategic after the Company, Paine Webber Real Estate Securities, Inc., ("Paine Webber") and Stratum Realty Fund, L.P. ("Stratum") have received certain minimum returns and a return of capital. Paine Webber and Stratum are non-managing members and preferred equity owners who have committed $150 million and $50 million, respectively, in capital and shares in profits and losses of Reckson Strategic with the Company, subject to a maximum internal rate of return of 16% of invested capital.

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

4.       OTHER OWNERSHIP INTERESTS (CONTINUED)

FINANCIAL STATEMENTS

The following statements present the portion of the Company's financial position, results of operations and cash flows represented by FrontLine Parent and other interests as of and for the periods indicated.

                      FRONTLINE PARENT AND OTHER INTERESTS
                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                     SEPTEMBER 30,      DECEMBER 31,
                                                                                        2000               1999
                                                                                   ---------------  ---------------

ASSETS:
Current Assets:
     Cash and cash equivalents..................................................          $21,412          $28,933
                                                                                          -------         --------
         Total Current Assets...................................................           21,412           28,933
Ownership interests in and advances to unconsolidated companies.................           83,931           97,833
Ownership interests in HQ Global and predecessor entities.......................          243,730          136,507
Property and equipment, net.....................................................            2,333              361
Deferred financing costs, net...................................................            1,157               --
Other assets, net...............................................................           17,766           30,102
                                                                                         --------         --------
          Total Assets...........................................................        $370,329         $293,736
                                                                                         ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
     Accounts payable and accrued expenses......................................           $9,830           $7,842
     Notes payable..............................................................           25,000               --
                                                                                         --------         --------
         Total Current Liabilities..............................................           34,830            7,842
Credit facilities with related parties..........................................          132,379          121,848
Senior secured debt.............................................................               --           44,407
Other liabilities...............................................................           13,420            5,530
                                                                                         --------         --------
         Total Liabilities......................................................          180,629          179,627
                                                                                         --------         --------
Shareholders' Equity:
     8.875% Cumulative  convertible preferred stock, $.01 par value,  25,000,000 shares authorized, 26,000 and -0- issued and outstanding,
       at September 30, 2000 and December 31, 1999, respectively...............                --               --
     Common stock, $.01 par value, 100,000,000 shares authorized,
       36,574,462 and 30,672,794 shares issued and outstanding at
       September 30, 2000 and December 31, 1999, respectively..................               366              307
     Additional paid-in capital.................................................          399,113          162,054
     Accumulated deficit........................................................         (209,779)         (48,252)
                                                                                         --------         --------
            Total Shareholders' Equity.............................................       189,700          114,109
                                                                                         --------         --------
         Total Liabilities and Shareholders' Equity.............................         $370,329         $293,736
                                                                                         ========         ========


                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

4.       OTHER OWNERSHIP INTERESTS (CONTINUED)

                      FRONTLINE PARENT AND OTHER INTERESTS
                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


                                                        THREE MONTHS ENDED             NINE MONTHS ENDED
                                                          SEPTEMBER 30,                   SEPTEMBER 30,
                                                  -----------------------------    --------------------------
                                                        2000           1999             2000            1999
                                                        ----           ----             ----            ----


Parent Income (Expenses):
   General and administrative expenses .......   $     (4,598)   $     (4,290)   $    (15,568)   $    (12,902)
   Depreciation and amortization .............           (544)            (14)           (943)            (50)
   Amortization of deferred charges ..........         (5,817)             --         (11,347)             --
   Interest expense, net .....................         (4,014)         (2,543)        (14,023)         (4,316)
    Development Stage Company Costs and
     Reserves ................................         (3,578)             --          (7,285)             --
                                                 ------------    ------------    ------------    ------------


       Loss before equity losses .............        (18,551)         (6,847)        (49,166)        (17,268)
                                                 ------------    ------------    ------------    ------------

Equity in net loss of unconsolidated
       companies..............................        (31,106)         (4,828)        (83,853)         (6,685)

       Loss before extraordinary item from
         early extinguishment of debt and
         distribution to Preferred Shareholder        (49,657)        (11,675)       (133,019)        (23,953)

Extraordinary item from early extinguishment
   of  debt ..................................             --              --          (2,648)             --
                                                 ------------    ------------    ------------    ------------

       Net loss before distribution to
         Preferred Shareholder ...............        (49,657)        (11,675)       (135,667)        (23,953)

Distribution to Preferred Shareholder ........           (576)             --          (1,499)             --
                                                 ------------    ------------    ------------    ------------

       Net loss applicable to common
         Shareholders attributable to Parent
         and Other Interests .................   $    (50,233)   $    (11,675)   $   (137,166)   $    (23,953)
                                                 ============    ============    ============    ============
Basic and diluted net loss attributable to
     Parent and Other Interests per weighted
     average common share ....................   $      (1.37)   $      (0.46)   $      (4.00)   $      (0.96)
                                                 ============    ============    ============    ============
Basic and diluted weighted average common
   shares of FrontLine outstanding ...........     36,574,462      25,163,301      34,295,488      24,855,657
                                                 ============    ============    ============    ============

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


4.       OTHER OWNERSHIP INTERESTS (CONTINUED)

                      FRONTLINE PARENT AND OTHER INTERESTS
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                        NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                -------------------------------
                                                                                      2000            1999
                                                                                      ----            ----
Cash Flows from Operating Activities:
   Net loss before distribution to Preferred Shareholder .......................   $(135,667)      $ (23,953)
   Adjustments to reconcile net loss before distribution to Preferred
     Shareholder to cash provided by (used in) operating activities:
       Depreciation and amortization ...........................................         943              36
       Extraordinary loss on early extinguishment of debt ......................       2,648              --
       Equity in net loss of unconsolidated companies...........................      83,853           6,685
       Amortization of deferred charges.........................................      11,347           8,846
       Preferred distribution ..................................................        (577)             --
       Changes in operating assets and liabilities:
         Acquisition costs and other assets ....................................       9,688             140
         Accounts payable and accrued expenses .................................      (2,101)          3,124
         Affiliate receivables .................................................          --           7,427
         Other liabilities .....................................................       7,890              --
                                                                                   ---------       ---------
           Net cash provided by (used in) operating activities .................     (21,976)          2,305
                                                                                   ---------       ---------

Cash Flows from Investing Activities:
   Acquisitions of officing solutions centers ..................................     (85,186)        (36,731)
   Equipment ...................................................................      (2,915)           (160)
   Acquisition of ownership interests and advances to unconsolidated companies .     (65,208)        (17,084)
   Acquisition of other ownership interest .....................................      (4,743)        (25,541)
                                                                                   ---------       ---------
           Net cash used in investing activities ...............................    (158,052)        (79,516)
                                                                                   ---------       ---------

Cash Flows from Financing Activities:
   Issuance of common stock and warrants, net of costs .........................     156,855             (99)
   Issuance of preferred stock, net of costs ...................................      24,570              --
   Deferred financing costs ....................................................      (1,157)             --
   Exercise of options .........................................................       1,115              --
   Net proceeds from credit facilities with related parties ....................      10,531          75,644
   Net proceeds from notes payable .............................................     (19,407)             --
                                                                                   ---------       ---------
           Net cash provided by financing activities ...........................     172,507          75,545
                                                                                   ---------       ---------

Cash and Cash Equivalents:
   Net decrease ................................................................      (7,521)         (1,666)
   Beginning of period .........................................................      28,933           2,026
                                                                                   ---------       ---------
   End of period ...............................................................   $  21,412       $     360
                                                                                   =========       =========

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

5.       NOTES PAYABLE

On May 31, 2000, HQ Global completed a transaction which increased its $157.9 million credit facility (the amended and restated "Credit Facility") to $275.0 million. The Credit Facility provides for $219.4 million under four term loans, all of which are repayable in various quarterly installments through November 2005. The Credit Facility also provides for borrowings up to $55.6 million in two revolving loan commitments. Availabilities under the revolving portion of the Credit Facility are formula based. As of September 30, 2000, there was $216.2 million in outstanding borrowings under the term loans and no borrowings outstanding under either revolver. As of September 30, 2000, HQ Global had letters of credit outstanding in the aggregate amount of $28.5 million, against which HQ Global pledged $5.7 million in cash and $22.8 million were supported by the two revolving loan commitments, leaving $32.8 million available for additional borrowings.

Borrowings under the Credit Facility bear interest ranging from LIBOR plus 3.25% to 4.0% or the prime rate plus 2.25% to 3.00% for a one, three or nine-month period at the election of HQ Global. HQ Global's weighted average interest rate on borrowings under the term loans at September 30, 2000 was 11.04%. HQ Global pays a commitment fee of 1/2 of 1.0% per annum on the unused portion of the Credit Facility. As of September 30, 2000, HQ Global had hedged the interest rates on approximately $93.0 million of its credit facility using various instruments with various expiration dates through July 31, 2002. These instruments lock in the maximum underlying 30-day LIBOR at levels between 7.93% and 9.00%. The Credit Facility contains certain financial covenants related to interest coverage, leverage ratios and other limitations. At September 30, 2000, HQ Global was in compliance with all of its covenants.

Maturities of borrowings under the Credit Facility subsequent to September 30, 2000 are as follows (in millions):

Twelve months ending September 30:

        2001..............    $16.6
        2002..............     24.1
        2003..............     25.2
        2004..............     56.4
        2005..............     74.4
        Thereafter........     19.5
                            -------
        Total.............   $216.2
                            =======

In connection with the financing of the Merger transaction, on June 1, 2000, HQ Global obtained a Senior Subordinated Credit Facility (the "Bridge Loan") of $125.0 million bearing interest at LIBOR plus 6.5% and was scheduled to mature on May 31, 2007.

On August 11, 2000, HQ Global replaced the Bridge Loan with a $125.0 million Senior Subordinated Note Agreement (the "Mezzanine Loan"). The Mezzanine Loan bears interest at 13.5% per annum and matures on May 31, 2007. The Mezzanine lenders also received Class A warrants and Class B warrants.

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

5.       NOTES PAYABLE (CONTINUED)

The terms of the Class A warrants and Class B warrants are identical except that Class A warrants are exercisable at the option of the holder at any time and Class B warrants are exercisable on or after March 1, 2002, but only in the event that a Qualified Initial Public Offering (as defined in the Purchase Agreements) has not occurred prior to that date.

The fair value of the warrants to purchase Common Stock issued to the lenders was recorded as debt issuance costs and is being amortized over the terms of the related loan. Such amortization is included as a component of interest expense in the accompanying Consolidated Statements of Operations.

On September 11, 2000, FrontLine entered into a $25.0 million line of credit agreement (the "FrontLine Bank Credit Facility"). Borrowings under the FrontLine Bank Credit Facility bear interest, at the election of FrontLine, at either LIBOR for one, two, three or six-month periods or the prime rate, plus 5%. Any outstanding borrowings under the FrontLine Bank Credit Facility will be due on March 11, 2001, although FrontLine has the ability to extend the maturity date to September 11, 2001. At September 30, 2000, FrontLine had borrowed $25.0 million under the FrontLine Bank Credit Facility. Such amount is classified as current in the accompanying Consolidated Balance Sheet. The weighted average interest rate of the outstanding borrowings at such date was 11.63%.


6.       SHAREHOLDERS' EQUITY

In January 2000, the Board of Directors for the Company approved the 2000 Stock Option Plan and reserved 2,500,000 shares of common stock for issuance.

During 2000, as part of the Company's investment in organizational infrastructure and the retention of high quality senior management, incentive stock awards of 140,000 shares of common stock were granted on April 13, 2000 at a price of $24.875. These compensation awards were awarded from the 2000 Stock Option Plan which was approved by shareholders at the Company's annual meeting. These awards vest evenly through December 31, 2000. Additionally, loans arising from tax liabilities have been made and will be forgiven over the same period.

During 1999, 550,000 shares of common stock and various stock option awards were granted under the 1999 Stock Option Plan. These awards vest over various periods ranging from six months to three years. Certain of the stock awards include tax loans which will be forgiven one year thereafter. To the extent that any vesting periods changed due to the effect of employee terminations, the Company has adjusted the amortization of the expense related to such awards accordingly.

During the three months and nine months ended September 30, 2000, results include $5.8 million and $11.3 million (or $0.16 and $0.33 per share), respectively, of amortization of deferred charges principally associated with the above awards, the majority of which is non-cash in nature. As of September 30, 2000, there remains $6.8 million of unamortized deferred stock compensation. The expense in the three months ended September 30, 2000 reflected $2.8 million relating to the departure of two employees during such period.

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

6.       SHAREHOLDERS' EQUITY (CONTINUED)

During the three months ended March 31, 2000, the Company completed preferred stock offerings of 26,000 shares of 8.875% Cumulative Convertible Preferred Stock at a price of $1,000 per share with net proceeds of $24.6 million. These shares are convertible into the Company's common stock at a price of $70.48.

On March 7, 2000, an investment partnership invested $30 million to purchase 1.5 million warrants to acquire FrontLine's common stock at an exercise price of $70 per share. The warrants have a term of 3.25 years. On June 29, 2000, the investment partnership invested an additional $3.0 million to obtain a reduction in the warrant exercise price to $47.25 per share and to extend the expiration of the warrant to March 2005. Simultaneously with this transaction, the Company issued 1,075,000 shares of its common stock for an additional 2.5% ownership interest in HQ Global in connection with an agreement with the investment partnership, which had originally owned preferred stock of VANTAS.

On March 31, 2000, the Company sold approximately 2.6 million shares of its common stock at a price of $47.25 per share for an aggregate consideration of approximately $122.6 million. Proceeds from the sale were utilized to repay the remaining portion of a then existing credit facility. As a result, certain deferred financing costs of approximately $2.6 million incurred in connection with the establishment of such credit facility were expensed as an extraordinary loss in the accompanying Consolidated Statements of Operations. As a part of this transaction, the Company issued 128,750 warrants with an exercise price of $47.25 per share for 3 years.

On September 20, 2000, the Company issued 331,400 shares of its common stock at a price of $15.0875 per share for gross proceeds of $5.0 million.


7.         LONG-TERM INCENTIVE PLAN

In March 2000, the Compensation Committee of the Board of Directors adopted a long-term incentive plan. Under the long-term incentive plan, participants may purchase or be granted interests in limited partnerships established by the Company to hold a profit participation interest in the investments made by the Company. The plan contemplates the allocation to such partnerships of up to a 12.5% profits interest in each investment made by the Company. FrontLine, through a wholly-owned subsidiary, will act as the general partner of each partnership and will retain an 87.5% or greater interest in each partnership depending upon the vesting and type of interest participants receive. FrontLine generally must receive a minimum return on its holdings in a particular partnership, typically two times the cost of its investment, before participants receive distributions from such partnership. It is anticipated that partnership interest will vest 25% each year, but the Compensation Committee has the authority to accelerate vesting. A partnership will generally distribute the securities or cash it holds to its partners after five to ten years, but may distribute securities or cash earlier if the company has completed an initial public offering or been sold. The plan also permits the award of equivalent grants without the use of a limited partnership.

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

8.       TRANSACTIONS WITH RELATED PARTIES

The Company has a credit facility with Reckson Operating Partnership, L.P. ("Reckson") in the amount of $100 million ("FrontLine Facility"). Reckson has advanced the Company approximately $92.5 million at September 30, 2000. These advances bear interest at 12% per annum.

Additionally, FrontLine has a $100 million facility with Reckson for funding the Reckson Strategic investments ("Reckson Strategic Facility"). As of September 30, 2000, Reckson has advanced FrontLine $39.9 million under the Reckson Strategic Facility and has also directly invested $37.6 million of the facility in joint ventures with Reckson Strategic. The total outstanding at September 30, 2000, owed by FrontLine under both credit facilities was $132.4 million. Interest accrued on these facilities at September 30, 2000, was $13.5 million. Both of the FrontLine and Reckson Strategic Facilities expire in June 2003. Currently, the Company has two short-term open letters of credit totaling $3.2 million. These letters of credit decrease the availability under the FrontLine Facility.

The Company is entitled to a cumulative annual management fee of $2 million with respect to Reckson Strategic, of which $1.5 million is subordinate to Paine Webber receiving an annual minimum rate of return of 16% and a return of its capital. The earned fees for the three and nine months ended September 30, 2000 and 1999 were $0.1 million and $0.4 million, respectively.

The Company reimburses Reckson with respect to general and administrative expenses (including payroll expenses) incurred by Reckson for the benefit of the Company. These services include payroll, human resources, accounting and other advisory services. During the three and nine months ended September 30, 2000, the Company reimbursed $0.2 million and $1.1 million, respectively, for such activities.

9.       CONTINGENCIES

Other than as previously disclosed in HQ Global's public filings, HQ Global is not presently subject to any material litigation nor, to HQ Global's knowledge, is any litigation threatened against HQ Global, other than claims and administrative proceedings arising in the ordinary course of business or which are otherwise subject to indemnification, some of which are expected to be covered by liability insurance (subject to policy deductibles and limitations of liability) and all of which collectively are not expected to have a material adverse effect on the liquidity, results of operations or business or financial condition of HQ Global.

10.      RESTRUCTURING

On October 18, 2000, FrontLine announced a refinement of its strategic plan, the steps under which are collectively referred to herein as the Restructuring (see further discussion in Note 1). In connection with the Restructuring, approximately 75% of FrontLine's headquarters personnel will be terminated during a transition period in the fourth quarter of 2000 and the first quarter of 2001. As a result of the Restructuring and transition-related transactions, FrontLine expects that it will recognize cash and non-cash future charges, the amount of which has yet to be determined. These charges represent the expenses during the transition period that FrontLine will incur in excess of the stabilized operating cost level after the transition is completed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying financial statements of FrontLine Capital Group (the "Company" or "FrontLine") and related notes thereto.

The Company considers certain statements set forth to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, with respect to the Company's expectations for future periods. Certain forward-looking statements, including, without limitation, statements relating to the achievement of our refocused business plan and our future operating performance and the future operating performance of HQ Global Holdings, Inc. ("HQ Global"), the financing of the Company's and Partner Companies' operations and the ability to integrate and manage effectively its various acquisitions, involve certain risks and uncertainties. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the actual results may differ materially from those set forth in the forward-looking statements and the Company and Partner Companies can give no assurance that such expectations will be achieved. Certain factors that might cause the results of the Company and Partner Companies to differ materially from those indicated by such forward-looking statements include, among other factors, negative changes in the executive office suite industry, changes in the market valuation or growth rate of comparable companies in the office suites industry, a downturn in general economic conditions, increases in interest rates, a lack of capital availability, competition, reduced demand or decreases in rental rates for executive office suites and other real estate-related risks such as timely completion of projects under development, our dependence upon our key personnel, FrontLine's dependence upon financing from Reckson Operating Partnership, L.P., ("Reckson"), conflicts of interest of management, and the ability to finance business opportunities and other risks detailed in FrontLine's and HQ Global's reports and other filings made with the Securities and Exchange Commission. Consequently, such forward-looking statements should be regarded solely as reflections of the Company's and Partner Companies current operating and development plans and estimates. These plans and estimates are subject to revision from time to time as additional information becomes available, and actual results may differ from those indicated in the referenced statements.

OVERVIEW AND BACKGROUND

FrontLine is a holding company which develops and manages companies servicing small and medium-size enterprises ("SMEs") and mobile workforces of larger companies. FrontLine has two distinct operating segments: one (the "HQ Segment") holds FrontLine's interest in HQ Global, the world's largest provider of officing solutions, and the other (the "Parent and Other Interests Segment") consists of FrontLine (parent company) and its interests in a group of companies which leverage the Internet to provide a wide range of services to the SME marketplace.

In October 2000, FrontLine announced that, as a result of changing capital market conditions, it was refining its strategic plan (the "Restructuring"- see
Note 10 to the accompanying consolidated financial statements for further discussion) to, in part, report the operations of HQ Global as a separate operating segment and was in the process of exploring alternatives for separating FrontLine into two companies. Additionally, in conjunction with the Restructuring, FrontLine announced that it would focus its resources and capital on the businesses within its existing portfolio and cease pursuing new investment activities.

The Company refers to the companies in which it has acquired an equity interest as its "Partner Companies" (except for Reckson Strategic Venture Partners, LLC ("Reckson Strategic") - see Note 4 to the accompanying consolidated financial statements). However, the Company does not act as an agent or legal representative for any of them, it does not have the power or authority to legally bind any of them and it does not have the types of liabilities in relation to them that a general partner of a partnership would have.

The presentation and content of the Company's financial statements is largely a function of the presentation and content of the financial statements of HQ Global and the other Partner Companies. As a result, to the extent HQ Global or other Partner Companies change the presentation or content of their financial statements, as may be required by the Securities and Exchange Commission or changes in accounting literature, the presentation and content of the Company's financial statements may also change.

EFFECT OF VARIOUS ACCOUNTING METHODS ON RESULTS OF OPERATIONS

The interests that FrontLine owns in its Partner Companies and Reckson Strategic are accounted for under one of three methods: consolidation, equity method and cost method. The applicable accounting method is generally determined based on the Company's voting interest and rights in each investee.

Consolidation. Partner Companies in which the Company directly or indirectly owns more than 50% of the outstanding voting securities or controls the board of directors are generally accounted for under the consolidation method of accounting. Under this method, a Partner Company's results of operations are reflected within the Company's Consolidated Statements of Operations. On June 1, 2000, VANTAS Incorporated ("VANTAS"), a previously consolidated entity, merged with HQ Global Workplaces, Inc. ("Old HQ"), in a two-step merger (the "Merger"). As a result of the Merger, the combined company became a wholly-owned subsidiary of a newly-formed parent corporation, HQ Global. (See Note 3 to the accompanying consolidated financial statements). Participation of other Partner Company shareholders in the earnings or losses of a consolidated Partner Company is reflected in a caption "Minority interest" in the Consolidated Statements of Operations. Minority interest adjusts the consolidated net results of operations to reflect only the Company's share of the earnings or losses of the consolidated Partner Company.

The effect of a Partner Company's results of operations on FrontLine's results of operations is generally the same under either the consolidation method of accounting and the equity method of accounting, because under each of these methods only FrontLine's share of the earnings or losses of a Partner Company is reflected in the results of operations in the Consolidated Statements of Operations.

Equity Method. Partner Companies and the other investee whose results are not consolidated, but over whom the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to the investee depends on an evaluation of several factors including, among others, representation on the investee's board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the investee, including voting rights associated with the Company's holdings in common, preferred and any other convertible securities in the investee. Under the equity method of accounting, an investee's accounts are not reflected within the Company's Consolidated Statements of Operations; however, FrontLine's share of the earnings or losses of the investee is reflected in the caption "Equity in net loss of unconsolidated companies" in the accompanying Consolidated Statements of Operations.

Other ownership interests accounted for under the equity method of accounting were compromised of:


                                                VOTING OWNERSHIP ON A BASIC BASIS  VOTING OWNERSHIP ON A DILUTED BASIS
                                                ---------------------------------  -----------------------------------
                                 FRONTLINE
                                  INVESTEE         SEPTEMBER 30,   DECEMBER 31,       SEPTEMBER 30,      DECEMBER 31,
                                   SINCE              2000             1999              2000               1999
                                 -------------     -------------    --------------    -------------     -------------
EmployeeMatters, Inc.......         1999              53%               53%              45%                 5%
OnSite Access, Inc.........         1997              22%               37%              17%                22%
PIPE9 Corporation..........         1999              25%               31%              29%                26%
RealtyIQ.com...............         1999              66%               68%              54%                54%
UpShot.com.................         2000              20%               N/A              17%                N/A
Reckson Strategic..........         1998              33%               33%              33%                33%

FrontLine has representation on the boards of directors of all of the above investees, and as of September 30, 2000, generally owned voting convertible preferred stock in all of them. Most of FrontLine's equity method Partner Companies are in a very early stage of development and have not generated significant revenues. In addition, equity method Partner Companies have incurred substantial losses since their inception and are expected to continue to incur substantial losses for the remainder of 2000 and beyond.

Cost Method. Partner Companies not accounted for under either the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, the Company's share of the earnings or losses of these companies is not included in the Consolidated Statements of Operations.

Partner Companies accounted for under the cost method of accounting included:


                                                VOTING OWNERSHIP ON A BASIC BASIS  VOTING OWNERSHIP ON A DILUTED BASIS
                                                ---------------------------------  -----------------------------------
                                 FRONTLINE
                                  INVESTEE         SEPTEMBER 30,   DECEMBER 31,       SEPTEMBER 30,    DECEMBER 31,
                                   SINCE             2000              1999             2000               1999
                                -------------     -------------    --------------    -------------     -------------
AdOutlet.com...............         1999              10%               12%               9%               10%
DigitalWork.com............         1999              <1%               <1%              <1%               <1%
Giftcertificates.com.......         1999              <1%               <1%              <1%               <1%
LiveCapital.com............         2000               4%               N/A               4%               N/A
NeoCarta Ventures..........         1999               4%               4%                4%                4%
Opus 360 Corporation.......         1999              <1%               <1%              <1%               <1%


The cost method Partner Companies are in an early stage of development and have not generated significant revenues.

EFFECT OF CONSOLIDATION ON THE PRESENTATION OF FRONTLINE'S FINANCIAL STATEMENTS

The presentation of FrontLine's financial statements may differ from period to period primarily due to whether or not the consolidation method of accounting or the equity method of accounting is applied. To understand the Company's results of operations and financial position without the effect of the consolidation of HQ Global, Note 4 to the accompanying consolidated financial statements presents the Balance Sheets and Statements of Operations of the Company without the consolidation of FrontLine's ownership interest in HQ Global.

RESULTS OF OPERATIONS

The reportable segments in FrontLine's financial statements are the HQ Segment and the Parent and Other Interests Segment.

HQ GLOBAL

FrontLine's operating revenues and operating expenses for the three and nine months ended September 30, 2000 and 1999 were attributable to HQ Global and VANTAS. The following is a discussion of HQ Global's and VANTAS' results of operations for the three and nine months ended September 30, 2000 and 1999.

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Total business center revenues for the three months ended September 30, 2000 were $160.3 million, an increase of $102.2 million or 175.9% from the corresponding period in 1999. Included in revenues were $4.6 and $0.2 million of management, franchise, and joint venture fees for the three-month periods ended on September 30, 2000 and 1999, respectively.

Business centers that were acquired with effective dates after July 1, 1999 ("Acquired Centers") had revenues for the three months ended September 30, 2000 of $87.6 million, an increase of $87.6 million from the corresponding period in 1999. This increase in revenues resulted from the acquisition of business centers during the 12 months ended September 30, 2000. The Acquired Centers include all the Old HQ business centers.

Business centers open less than nine months as of the beginning of the periods under comparison ("Developing Centers") are generally in maturation process during the period. For the nine months ended September 30, 2000, there were 29 Developing Centers as compared to 13 for the same period in 1999.

Business centers, excluding Acquired and Developing Centers, that were operating for the entire comparable period of the prior year ("Same Centers"), had revenues for the three months ended September 30, 2000 of $65.3 million, an increase of $8.3 million, or 14.5% from the corresponding period in 1999. While average office occupancy levels have elevated to 91%, an increase of 2% from the corresponding period in 1999, the increase in workstation revenue of $4.9 million, or 14.8%, was primarily due to more favorable office pricing. The increase in support service revenues of $3.4 million, or 14.1% from 1999 is partially attributable to an increase in broadband Internet access, information technology support services and administrative support services.

Developing Center revenues were $7.4 million for the three months ended September 30, 2000, an increase of $6.3 million from the corresponding period in 1999. For the three months ended September 30, 2000 and 1999, there were 21 and 9 Developing Centers that were open, respectively. This increase is primarily due to the greater number of Developing Centers open during the three months ended September 30, 2000.

Total business center expenses for the three months ended September 30, 2000 were $106.6 million, representing an increase of $62.7 million or 142.8% from the corresponding period in 1999.

Acquired Center expenses for the three months ended September 30, 2000 were $54.8 million, an increase of $54.8 million from the corresponding period in 1999. This increase resulted from the acquisition of business centers during the 12 months ended September 30, 2000. The Acquired Centers include all the Old HQ business centers.

Same Center expenses for the three months ended September 30, 2000 were $45.8 million, an increase of $3.9 million or 9.4% from the corresponding period in 1999. This increase is primarily attributable to higher rent expense and support service expenses associated with increased support service revenues.

Developing Center expenses for the three months ended September 30, 2000 were $5.9 million, an increase of $3.9 million from the corresponding period in 1999. This increase is due to a total of 26 Developing Centers during the three months ended September 30, 2000 as compared to 9 Developing Centers during the three months ended September 30, 1999.

For the three months ended September 30, 2000, other expenses were $51.4 million, representing an increase of $37.6 million or 273.2% from the corresponding period in 1999. This increase is primarily attributable to greater corporate general and administrative expenses, merger and integration expenses, depreciation and amortization and interest expense of $12.2 million, $1.5 million, $15.0 million and $8.9 million or 185.0%, 678.8%, 368.7% and 309.5%, respectively.

The increase in corporate general and administrative expenses was attributable to increases in the corporate personnel infrastructure and its associated travel and related expenses, related office expansion, and professional and consulting fees associated with HQ Global's growth. The increase in corporate general and administration expenses were also attributed to the corporate general and administration expenses of Old HQ. The increase in merger and integration expenses is attributable to the Merger. The increase in depreciation and amortization relates to fixed assets acquired and goodwill associated with HQ

Global's acquisitions. It is also attributable to an increase in capital expenditures associated with leasehold improvements for Developing Centers and technology infrastructure additions. Interest expense is primarily related to HQ Global's credit facility. This increase resulted from interest expense on borrowings related to HQ Global's acquisitions as well as increases in interest rates.

HQ Global's effective income tax rate for the three months ended September 30, 2000 was 88.5% as compared to 216.0% for the three months ended September 30, 1999. Tax expense is recognized primarily due to international tax obligations, state and local tax obligations, and non-deductible goodwill amortization.

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Total business center revenues for the nine months ended September 30, 2000 were $321.5 million, an increase of $164.0 million or 104.2% from the corresponding period in 1999. Included in revenues were $6.2 and $0.6 million of management, franchise, and joint venture fees for the nine-month periods ended on September 30, 2000 and 1999, respectively.

Business centers that were acquired with effective dates after January 1, 1999 ("Acquired Centers") had revenues for the nine months ended September 30, 2000 of $149.6 million, an increase of $131.8 million from the corresponding period in 1999. This increase in revenues resulted primarily from the acquisition of business centers during the nine months ended September 30, 2000. The Acquired Centers include all the Old HQ business centers.

Business centers, excluding Acquired and Developing Centers, that were operating for the entire comparable period of the prior year ("Same Centers"), had revenues for the nine months ended September 30, 2000 of $154.6 million, an increase of $18.6 million, or 13.7% from the corresponding period in 1999. While average office occupancy levels have grown to 90%, an increase of 1% from the corresponding period in 1999, the increase in workstation revenue of $9.7 million, or 12.5%, was primarily due to more favorable office pricing. The increase in support service revenues of $8.8 million, or 15.2% from 1999 is partially attributable to an increase in broadband Internet access, information technology support services and administrative support services.

Developing Center revenues were $17.3 million for the nine months ended September 30, 2000, an increase of $13.6 million from the corresponding period in 1999. For the nine months ended September 30, 2000 and 1999, there were 24 and 12 Developing Centers that were open, respectively. This increase is primarily due to the greater number of Developing Centers open during the nine months ended September 30, 2000.

Total business center expenses for the nine months ended September 30, 2000 were $225.5 million, representing an increase of $107.6 million or 91.3% from the corresponding period in 1999.

Acquired Center expenses for the nine months ended September 30, 2000 and 1999 were $99.0 million and $13.4 million respectively, representing an increase of $85.5 million from the corresponding period in 1999. This increase resulted primarily from the acquisition of business centers during the nine months ended September 30, 2000. The Acquired Centers include all the Old HQ business centers.

Same Center expenses for the nine months ended September 30, 2000 were $109.6 million, an increase of $10.8 million or 10.9% from the corresponding period in 1999. This increase is primarily attributable to higher rent expense and support service expenses associated with increased support service revenues.

Developing Center expenses for the nine months ended September 30, 2000 were $16.9 million, an increase of $11.3 million from the corresponding period in 1999. This increase is due to a total of 29 Developing Centers during the nine months ended September 30, 2000 as compared to 13 Developing Centers during the nine months ended September 30, 1999.

For the nine  months  ended  September  30,  2000,  other  expenses  were $114.6 million, representing an increase of $78.2 million or 215.6% from the corresponding period in 1999. This increase is primarily attributable to greater corporate general and administrative expenses, merger and integration expenses, depreciation and amortization and interest expense of $18.6 million, $19.5 million, $25.2 million, and $14.9 million or 106.4%, 1,218.4%, 229.5% and
209.2%, respectively.

The increase in corporate general and administrative expenses was attributable to increases in the corporate personnel infrastructure and its associated travel and related expenses, related office expansion, and professional and consulting fees associated with HQ Global's growth. The increase in corporate general and administration expenses were also attributed to the corporate general and administration expenses of Old HQ. The increase in merger and integration expenses is attributable to the Merger. The increase in depreciation and amortization relates to fixed assets acquired and goodwill associated with HQ Global's acquisitions. It is also attributable to an increase in capital expenditures associated with leasehold improvements for Developing Centers and technology infrastructure additions. Interest expense is primarily related to HQ Global's credit facility. This increase resulted from interest expense on borrowings related to HQ Global's acquisitions as well as increases in interest rates.

HQ Global's effective income tax rate for the nine months ended September 30, 2000 reflects tax expense and also a book pre-tax loss. Tax expense is recognized primarily due to international tax obligations, state and local tax obligations, and non-deductible goodwill amortization. The effective tax rate for the nine months ended September 30, 1999 was 73.0%.

PARENT AND OTHER INTERESTS

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Net parent expenses increased $11.7 million to $18.6 million in the three months ended September 30, 2000 as compared to the same period in 1999, principally due to $5.8 million of amortization of stock compensation awards in the 2000 period, $3.6 million of losses associated with costs and reserves attributable to a development stage company in the 2000 period and a $1.5 million increase in interest expense. FrontLine's general and administrative expenses, which were $4.6 million in the three months ended September 30, 2000 compared to $4.3 million in the same period in 1999, are expected to decrease as a result of the Restructuring. However, as a result of the Restructuring and transition-related transactions, the Company expects that it will recognize cash and non-cash future charges, the amount of which has yet to be determined.

A significant portion of FrontLine's net loss is derived from companies which it holds a significant minority ownership interest accounted for under the equity method of accounting. The equity in net loss of unconsolidated companies increased $26.3 million to $31.1 million in the three months ended September 30, 2000 as compared to the same period in 1999. Equity losses fluctuate with the number of Partner Companies accounted for under the equity method, FrontLine's voting ownership percentage in these companies, the amortization of goodwill related to newly acquired equity method Partner Companies, and the results of operations of these companies. As of September 30, 2000, FrontLine accounted for five of its Partner Companies and Reckson Strategic under this method as compared to two Partner Companies and Reckson Strategic during the three months ended September 30, 1999. All five of these companies incurred losses for the three months ended September 30, 2000. Under this method, the results of operations of these entities are not consolidated within the Consolidated Statements of Operations; however, FrontLine's share of these companies' losses is reflected in the caption "Equity in net loss of unconsolidated companies" in the Consolidated Statements of Operations. (See Note 3 to the accompanying consolidated financial statements).

Distribution to preferred shareholders of $0.6 million in the three months ended September 30, 2000 represents dividends on FrontLine's 8.875% Cumulative Convertible Preferred Stock which was issued in the first quarter of 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Net parent expenses increased $31.9 million to $49.2 million in the nine months ended September 30, 2000 as compared to the same period in 1999 principally due to $11.3 million of amortization of stock compensation awards in the 2000 period, a $9.7 million increase in interest expense due to an increase in average borrowings under FrontLine's credit facilities, $7.3 million of losses associated with a development stage company in the 2000 period and a $2.7 million increase in general and administrative expenses. FrontLine's general and administrative expenses, which were $15.6 million in the nine months ended September 30, 2000 compared to $12.9 million in the same period in 1999, are expected to decrease as a result of the Restructuring.

The equity in net loss of unconsolidated companies increased $77.2 million to $83.9 million in the nine months ended September 30, 2000 as compared to the same period in 1999. Equity losses fluctuate with the number of Partner Companies accounted for under the equity method, FrontLine's voting ownership percentage in these companies, the amortization of goodwill related to newly acquired equity method Partner Companies, and the results of operations of these companies. As of September 30, 2000, FrontLine accounted for five of its Partner Companies and Reckson Strategic under this method as compared to either one or two Partner Companies and Reckson Strategic during the three and nine months ended September 30, 1999. All five of these companies incurred losses for the nine months ended September 30, 2000.

The extraordinary item of $2.6 million in the nine months ended September 30, 2000 resulted from the write-off of deferred financing costs relating to FrontLine's then existing credit facility due to its early extinguishment in March 2000.

Distribution to preferred shareholders of $1.5 million in the nine months ended September 30, 2000 represents dividends on FrontLine's 8.875% Cumulative Convertible Preferred Stock which was issued in the first quarter of 2000. A portion of these dividends were paid in the form of common stock.

LIQUIDITY AND CAPITAL RESOURCES

HQ GLOBAL

On May 31, 2000, HQ Global completed a transaction which increased its $157.9 million credit facility (the amended and restated "Credit Facility") to $275.0 million. The Credit Facility provides for $219.4 million under four term loans, all of which are repayable in quarterly installments through November 2005. The Credit Facility also provides for borrowings up to $55.6 million in two revolving loan commitments. Availabilities under the revolving portion of the Credit Facility are formula based. As of September 30, 2000, there was $216.2 million in outstanding borrowings under the term loans and no borrowings outstanding under either revolver. As of September 30, 2000, HQ Global had letters of credit outstanding in the aggregate amount of $28.5 million, against which HQ Global pledged $5.7 million in cash and $22.8 million were supported by the two revolving loan commitments, leaving $32.8 million available for additional borrowings.

Borrowings under the Credit Facility bear interest ranging from LIBOR plus 3.25% to 4.0% or prime plus 2.25% to 3.00% for a one, three or nine-month period at the election of HQ Global. HQ Global's weighted average interest rate on borrowings under the term loans at September 30, 2000 was 11.04%. HQ Global pays a commitment fee of 1/2 of 1.0% per annum on the unused portion of the Credit Facility. As of September 30, 2000, HQ Global had hedged the interest rates on approximately $93.0 million of the Credit Facility using various instruments with various expiration dates through July 31, 2002. These instruments lock in the maximum underlying 30-day LIBOR at levels between 7.93% and 9.00%. The Credit Facility contains certain financial covenants related to interest coverage, leverage ratios and other limitations. At September 30, 2000, HQ Global was in compliance with all of its covenants.

On June 1, 2000, HQ Global entered into a Senior Subordinated Credit Facility (the "Bridge Loan") of $125.0 million provided by UBS Warburg, LLC. The Bridge Loan bears interest at LIBOR plus 6.5% and was scheduled to mature on May 31, 2007.

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

HQ Global anticipates that cash flows from operations and amounts available under the revolving loan portion of its Credit Facility will continue to provide adequate capital to fund its operating and administrative expenses and regular debt service obligations in addition to the necessary capital required to sustain its current operations. HQ Global's covenants under its Credit Facility provide for the expenditure in 2001 of up to $50.0 million for maintenance capital and new center development.

FRONTLINE

FrontLine has funded operations and investing activities through a combination of borrowings under various credit facilities and issuances of the Company's equity securities. FrontLine funded approximately $173.6 million in cash and issued $47.4 million of the Company's common stock to acquire interests in or make advances to new and existing Partner Companies during the nine months ended September 30, 2000. In addition to HQ Global, these companies include:
AdOutlet.com, EmployeeMatters, Inc., LiveCapital.com, NeoCarta Ventures, PIPE9 Corporation, RealtyIQ.com and UpShot.com.

The Company has a credit  facility  with  Reckson in the amount of $100  million
("FrontLine Facility"). Additionally, Reckson Strategic has a $100 million facility ("Reckson Strategic Facility") with Reckson to fund Reckson Strategic investments. Note 8 to the consolidated financial statements summarizes the outstanding amounts and terms of the FrontLine and Reckson Strategic Facilities (collectively, the "Credit Facilities"). The Company had approximately $92.5 million outstanding under the FrontLine Facility at September 30, 2000 and due to outstanding letters of credit and accrued interest, has no remaining availability. Borrowings were primarily used to fund acquisitions of ownership interests in Partner Companies and general operations. Approximately $39.9 million was outstanding under the Reckson Strategic Facility at September 30, 2000. These borrowings were utilized to fund Reckson Strategic investments and general operations. At September 30, 2000, $22.5 million was available under the Reckson Strategic Facility.

FrontLine's secured credit facility for $60 million was fully drawn and repaid during the three months ended March 31, 2000, and is therefore no longer available. On September 11, 2000, FrontLine entered into a $25.0 million line of credit agreement (the "FrontLine Bank Credit Facility"). Borrowings under the FrontLine Bank Credit Facility bear interest, at the election of FrontLine, at either LIBOR for one, two, three or six-month periods or the prime rate, plus 5%. Any outstanding borrowings under the FrontLine Bank Credit Facility will be due on March 11, 2001, although FrontLine has the ability to extend the maturity date to September 11, 2001. At September 30, 2000, FrontLine had borrowed $25.0 million under the FrontLine Bank Credit Facility.

The Company also funded investing activities for the nine months ended September 30, 2000 with net proceeds of approximately $24.6 million from the completion of 26,000 shares of privately placed Convertible Preferred Stock offerings. On May 6, 2000, the Company paid a preferred dividend to the preferred shareholder of approximately $0.6 million. The preferred dividend with respect to the August 6 distribution was satisfied through the issuance of 38,172 shares of the Company's common stock.

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

On March 31, 2000, the Company sold approximately 2.6 million shares of its common stock at a price of $47.25 per shares for an aggregate consideration of approximately $122.6 million. Proceeds from the sale were utilized to repay the remaining portion of the Credit Facility. As a result, certain deferred financing costs of approximately $2.6 million were incurred in connection with the Credit Facility were expensed as an extraordinary loss in the accompanying consolidated statements of operations. As a part of this transaction, the Company issued 128,750 warrants with an exercise price of $47.25 per share for 3 years. On September 20, 2000, the Company issued 331,400 shares of its common stock at a price of $15.0875 per share for gross proceeds of $5.0 million.

Currently, the Company has two short-term letters of credit totaling $3.2 million, which have been utilized as security deposits.

FrontLine's operations do not require intensive capital expenditures. There were no significant capital expenditure commitments as of September 30, 2000.

As a result of the Restructuring, FrontLine's cash requirements have been substantially reduced. The Company believes that it will be able to meet its future cash requirements through cash on hand, additional bank or other financing. If additional funds are raised through the issuance of equity securities, existing shareholders may experience significant dilution. Although management believes that it will continue to have sufficient access to the public and private markets in order to execute its restructured business plan, the availability and amount of funds from these markets is subject to numerous factors including some that are beyond the Company's control, and therefore is not assured.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

HQ GLOBAL

The primary market risk facing HQ Global is interest rate risk on its Credit Facility. HQ Global mitigates this risk by entering into hedging instruments on a portion of its outstanding balances. In addition, HQ Global may elect to enter into LIBOR contracts on portions of the Credit Facility, which locks in HQ Global's interest rate on those portions for 30, 60 or 90-day periods. The Credit Facility bears interest ranging from either 3.25% to 4.00% over applicable LIBOR, or alternatively 2.25% to 3.00% over prime, generally at HQ Global's election. As of September 30, 2000, HQ Global had hedged the interest rates on approximately $93.0 million of its Credit Facility using various instruments with various expiration dates through July 31, 2002. These instruments lock in the maximum underlying 30-day LIBOR rate at levels between 7.93% and 9.00%.

An increase in interest rates will have a negative impact on the net income of HQ Global due to the variable interest component of the Credit Facility. Based on current interest rate levels, a 10% increase in underlying interest rates will have approximately a 6.3% increase in interest expense, ignoring the short-term impact of remaining terms under current LIBOR hedge contracts.

Following the Merger, HQ Global is conducting more of its operations in foreign currencies, primarily the British Pound. Due to the nature of foreign currency markets, there is potential risk for foreign currency losses as well as gains.

HQ Global has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of September 30, 2000, HQ Global had no other material exposure to market risk.

FRONTLINE

The primary market risk facing FrontLine is interest rate risk on its Credit Facilities and the FrontLine Bank Facility. The Company does not hedge interest rate risk using financial instruments. The Credit Facilities bear interest at the greater of the prime rate plus 2% or 12% (with interest on balances outstanding more than one year increasing by 4% of the previous year's rate). The FrontLine Bank Credit Facility bears interest, at the election of FrontLine, at either LIBOR for one, two, three or six-month periods or the prime rate, plus 5%. The rates of interest on the Credit Facilities and the FrontLine Bank Credit Facility will be influenced by changes in the prime rate and LIBOR and is sensitive to inflation and other economic factors. A significant increase in interest rates may have a negative impact on the earnings of the Company due to the variable interest rate under the Credit Facilities.

The following table sets forth  FrontLine's  obligations  with respect to Credit
Facilities and the FrontLine Bank Credit Facility, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value ("FMV") at September 30, 2000 (in thousands, except rates).


                                  FOR THE YEAR ENDED DECEMBER 31,
                         --------------------------------------------------
                          2000        2001       2002       2003      2004       THEREAFTER     TOTAL         FMV
                          ------    ---------    ------     ------    ------     ---------     -------      -------

Variable rate......      $  --     $25,000      $  --    $132,379    $  --       $  --        $157,379      $157,379
Average interest
   rate............         --       11.63%        --       12.14%      --          --           12.06%           --



PART II.     OTHER INFORMATION

Item 1.   Legal Proceedings--None

Item 2.   Changes in Securities and Use of Proceeds--None

Item 3.   Defaults Upon Senior Securities--None

Item. 4   Submission of Matters to a Vote of Securities Holders--None

Item. 5.  Other Information--None

Item 6.   Exhibits and Reports on Form 8-K

          Form 8-K/A, dated August 15, 2000

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


                                            FRONTLINE CAPITAL GROUP



                                            By:    \s\ Scott H. Rechler
                                                   --------------------

                                                   Scott H. Rechler, President
                                                   and Chief Executive Officer
                                                   (Principal Executive Officer)



                                                   \s\ Michael Maturo
                                                   ------------------

                                                   Michael Maturo, Executive
                                                   Vice President and
                                                   Chief Financial Officer
                                                   (Principal Financial and
                                                   Accounting Officer)

Date:  November 14, 2000