Form 10-K
period 2000-12-31
FRONTLINE CAPITAL GROUP
filed 2001-04-02
CIK 1052743

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] Annual  Report  Pursuant  to  Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the fiscal year ended December 31, 2000

                                      OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___ to___

                         Commission File Number 0-30162
                            ---------------------

                            FRONTLINE CAPITAL GROUP
            (exact name of registrant as specified in its charter)

                     DELAWARE                          11-3383642
             (State or other jurisdiction of        (I.R.S. Employer
              incorporation or organization)      Identification No.)

                  90 PARK AVENUE                         10016
                   NEW YORK, NY
       (Address of principal executive offices)        (Zip Code)

      Registrant's telephone number, including area code: (212) 931-8000

                            ---------------------

          Securities registered pursuant to Section 12(b) of the Act:

        TITLE OF EACH CLASS            NAME OF EACH EXCHANGE ON WHICH REGISTERED
- ------------------------------------   -----------------------------------------
      Common Stock, $.01 par value                       NASDAQ

       Securities registered pursuant to Section 12(g) of the Act: None

                            ---------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ ]

     The aggregate market value of the shares of common stock held by non-affiliates was approximately $300 million based on the closing price on the NASDAQ for such shares on March 27, 2001.

     The number of the Registrant's shares of common stock outstanding was 36,711,171 as of March 27, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for the Annual Shareholder's Meeting to be held in June 2001 are incorporated by reference into Part III.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM
 NO.                                                                                              PAGE
- -----                                                                                            ------
                                                  PART I
1.    Business .................................................................................  I-1
2.    Properties ...............................................................................  I-7
3.    Legal Proceedings ........................................................................  I-8
4.    Submission of Matters to a Vote of Security Holders ......................................  I-8
                                                 PART II
5.    Market for Registrant's Common Equity and Related Stockholder Matters ....................  II-1
6.    Selected Financial Data ..................................................................  II-3
7.    Management's Discussion and Analysis of Financial Condition and Results of Operations ....  II-4
7a.   Quantitative and Qualitative Disclosures about Market Risk ............................... II-13
8.    Financial Statements and Supplementary Data .............................................. II-15
9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ..... II-15
                                                 PART III
10.   Directors and Executive Officers of the Registrant ....................................... III-1
11.   Executive Compensation ................................................................... III-1
12.   Security Ownership of Certain Beneficial Owners and Management ........................... III-1
13.   Certain Relationships and Related Transactions ........................................... III-1
                                                 PART IV
14.   Financial Statements and Schedules, Exhibits and Reports on Form 8-K .....................  IV-1

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

     FrontLine Capital Group ("FrontLine" or the "Company") was formed on July 15, 1997 and was spun off as a separate public company from Reckson Associates Realty Corp. ("Reckson Associates") in June 1998. FrontLine manages companies which leverage the Internet and which service small and medium-size enterprises ("SMEs") and mobile workforces of larger companies. FrontLine has two distinct operating segments: one holds FrontLine's interest in HQ Global Workplaces, Inc., the world's largest provider of officing solutions, and its predecessor companies ("HQ" or the "HQ Global Segment"), and the other consists of FrontLine (parent company) ("FrontLine Parent") and its interests in a group of companies which provide a wide range of services to the SME marketplace (the "Parent and Other Interests Segment").

     FrontLine was established with the purpose of identifying and acquiring interests in operating companies that engage in businesses that provide services to other businesses. The groundwork for this business was established in 1997, with investments commencing in 1998. The first investments were in executive office suites (now known as the flexible officing solutions industry) and telecommunications infrastructure.

     During 1999, the Company rapidly expanded its operations and ownership position within the flexible officing solutions industry by orchestrating the merger of three companies and acquiring interests in the combined company that resulted in an 84% ownership position of the combined company, then operating under the name of VANTAS Incorporated ("VANTAS"). In addition, FrontLine increased its infrastructure enabling the acquisition of ownership interests in an additional 10 companies that each had the goal of leveraging the power of the Internet to deliver services to other businesses. The ability to deliver this growth was primarily fueled by access to the public capital markets.

     The announcement in January 2000 of the merger of VANTAS with HQ moved FrontLine to the forefront of the flexible officing solutions industry through the creation of the world leader in this industry. With a majority common stock ownership position in the merged entity, the promising growth of the Internet sector and robust capital markets, FrontLine was well-positioned to capitalize on the potential of the resulting network of the FrontLine-owned enterprises.

     However, the capital markets changed dramatically in mid-2000 and caused a reassessment of FrontLine's business plan. In October 2000, FrontLine announced that, as a result of changing market conditions, it was refining its strategic plan (the "Restructuring") to highlight its holdings in HQ and to maximize the value of its other holdings. Additionally, in conjunction with the Restructuring, FrontLine announced that it would focus its resources and capital on the businesses within its existing portfolio and cease pursuing new investment activities.

     In conjunction with the Restructuring, and in light of market conditions, FrontLine reevaluated the carrying values of its ownership interests and as a result of this reevaluation recorded an impairment charge of $25.7 million in the fourth quarter of the year ended December 31, 2000 to reduce the carrying values of these investments to estimated fair value.

HQ

     On June 1, 2000, VANTAS, a majority-owned subsidiary of the Company, merged with HQ Global Workplaces, Inc. ("Old HQ"), an affiliate of CarrAmerica Realty Corporation ("CarrAmerica"), in a two-step merger (the "HQ Merger"). As a result of the HQ Merger, the combined company became a wholly-owned subsidiary of a newly-formed parent corporation, HQ Global Holdings Inc. ("HQ Global"), under the name HQ Global Workplaces, Inc. See Note 3 to the financial statements included elsewhere in this Form 10-K. For the year ended December 31, 2000, the results of operations included in the financial statements in this Form 10-K are comprised of twelve months of VANTAS and the seven months following the HQ Merger for HQ Global.

     HQ is the largest provider of flexible officing solutions in the world based on the number of business centers. As of December 31, 2000, HQ owned, operated, or franchised 462 business centers in 19 countries. This included 26 business centers open for twelve months or less. Also included are six business centers managed by HQ for unrelated third parties, seven joint venture centers in the United Kingdom in which HQ is a 20% joint venture partner with Merrill Lynch Asset Management and two additional joint venture centers with unrelated third parties. HQ is the franchisor of 46 domestic and 30 international business centers for unrelated franchisees. HQ provides a complete outsourced office solution through furnished and equipped individual offices and multi-office suites available on short notice with flexible contracts. HQ also
provides    business    support    and    information    services    including:
telecommunications; broadband Internet access; mail room and reception services; high speed copying, faxing and printing services; secretarial, desktop publishing and IT support services and various size conference facilities, with multi-media presentation and, in certain cases, video teleconferencing capabilities. HQ also provides similar services for those businesses and individuals that do not require offices on a full-time basis.

BUSINESS STRATEGY

Workplace Solutions
- -------------------

     HQ offers its clients two office solution plans based on their particular needs and preferences. These two plans are Full Office Program and Business Access Program. Details of these services are described below:

The Full Office Program

     This program provides clients with fully furnished and equipped individual offices and suites and a full array of business support services without substantial investment of time and money, enabling companies to allocate resources more effectively. In addition to a fully furnished office and access to such business support services, clients receive the following additional amenities and benefits:

Infrastructure:

     o Desirable business addresses in prime locations

     o Mail processing, courier, shipping and receiving services

     o High quality full service business environments

     o 24/7 access

     o Client services area with essential office equipment

     o Complimentary beverage service including coffee and tea

     o Meeting rooms with audio-visual equipment

     o Access to over 460 centers worldwide through operated and franchised locations

People:

     o Professional receptionist to greet guests

     o Dedicated administrative staff proficient in business software

     o Telephone answering and call screening

     o Meeting planning and catering

     o Responsive on site management and support teams

     o IT support teams

Technology:

     o High speed Internet connectivity

     o Telecommunications services

     o Video conferencing

     o Additional   technology   includes:  technical  support,  LAN  and  other
       configurations

The Business Access Program

     This program provides value to clients that need a local presence in a particular market or access to HQ's worldwide network and utilization of the many services offered by HQ, but do not need a full-time office. As a result, HQ offers a part-time plan called the Business Access Program. HQ's clients receive a prestigious address, building directory lobby listing, personalized telephone answering, message and voice mail services, facsimile capabilities, incoming mail handling and use of conference rooms and/or offices as needed.

     The Business Access Program provides flexibility for HQ's clients. For example, as a client grows, it can transfer into a Full Office Program. Similarly, should a Full Office client need to downsize, it can adjust its overhead and participate as a Business Access client in a seamless manner.

Additional Services

     HQ offers a variety of additional services to its clients on an as-needed basis and charges for these services according to a price schedule. Such services, which may be a key determinant in a client's decision to choose a business center, include word processing and secretarial services, desktop publishing/graphics design, clerical services (i.e., photocopying, filing, labeling, concierge services, etc.), and technical support services (hardware/software).

Clients
- -------

     As of December 31, 2000, HQ had approximately 65,000 clients, including both Full Office and Business Access clients, utilizing 52,780 workstations. Over 60% of HQ's Full Office clients are large regional or national companies, often purchasing HQ's services at multiple locations. National and regional firms generally prefer doing business with a larger, well-established business center operator, such as HQ, in order to ensure longevity and consistency of service, as well as the ability to contract for multiple locations in multiple markets with a single provider. In return, the largest business center operators typically obtain more favorable lease terms than single site operators who are unable to provide this level of service. Some of HQ's clients include Ariba, Inc., Charles Schwab Corporation, Computer Adaptive Technologies, Inc., Extreme Networks, Inc., Forrester Research, Inc., MicroStrategy, Inc., Siebel Systems, Inc., 3Com Corporation, Vignette Corporation and Vitria Technology, Inc. No single client accounts for more than 1% of HQ's revenues.

Suppliers
- ---------

     HQ's primary suppliers are its landlords from whom it leases office space. These landlords include primarily large real estate companies from which HQ leases space at multiple locations. HQ's landlords include Equity Office Properties Trust ("EOP"), Reckson Associates, Boston Properties, Inc., Shorenstein Properties, CarrAmerica and Duke-Weeks Realty Corporation. No single landlord accounts for more than 6% of the aggregate annual rental payments made by HQ.

     The initial terms of the agreements pursuant to which HQ leases office space from landlords average approximately 10 years and, in most cases, carry lease renewal options at 95% to 100% of fair market value. In any given year, a portion of the leases held in HQ's portfolio of leases will be eligible for renewal. This lease expiration diversity enables HQ to manage lease rates on a portfolio basis. In the years ending December 31, 2001, 2002 and 2003, 6.7%, 9.6% and 6.2% of the leases are scheduled to expire, respectively.

     HQ also contracts with highly reputable suppliers such as Airborne Express, Everdream, Office Depot, Qwest Communications International, Inc., AT&T, Perot Systems and PeopleSoft, Inc. for services including shipping, computer equipment, office supplies, long distance, systems implementation and software. Given HQ's scale and international reach, it typically receives favorable pricing and is generally able to negotiate volume discounts from suppliers.

Office Service Agreements
- -------------------------

     HQ provides furnished office space to clients with flexible terms. A number of a business center's clients terminate their agreements during the course of a year and, therefore, maintaining high occupancy requires ongoing sales efforts. One risk HQ faces is the risk of non-renewal resulting in lower occupancy and reduced service revenues. Despite the short-term nature of the office service agreements, many clients elect to renew their office service agreements and remain clients for periods of time beyond the original term of their service agreement. HQ estimates that the historical average length of stay of its Full Office clients is approximately two to three years. At
December 31, 2000, HQ occupancy, as measured by occupied offices, for business centers owned and operated by HQ was approximately 85%. Although HQ's occupancy rates vary from one period to another and are not the only determinant in its ability to generate revenues and profits, HQ's continued ability to generate business center operating income is dependent upon sufficiently high occupancy rates.

Franchise Centers
- -----------------

     HQ provides its clients with an additional 76 office center locations which are operated under franchise agreements by third party owners. These franchised centers, of which 46 are located in 11 states and 30 are located in 14 international locations, provide HQ's clients with additional solutions to their global office needs. HQ receives a franchise royalty from these third party owners for the use of the HQ name, with royalty percentages ranging from 1.0% to 2.5% of the franchise center's gross revenue. Franchise fees aggregated $1.8 million for the year ended December 31, 2000, and are included in business services revenues.

Managed and Joint Venture Centers
- ---------------------------------

     HQ manages three centers in the United States and three centers in the United Kingdom for unrelated third parties under management contracts. HQ also manages seven joint venture centers in the United Kingdom, in which HQ is a 20% joint venture partner with Merrill Lynch Asset Management and two additional joint venture centers with unrelated third parties. Additionally, HQ has entered into a joint venture agreement with EOP, however at December 31, 2000, HQ had not opened any centers pursuant to that agreement. Management fees generally include a base fee plus an incentive fee and certain profit participations.

Marketing Alliance
- ------------------

     HQ has a marketing alliance with Servcorp, a business center operator with centers primarily located in Asia, Australia and New Zealand, whereby HQ receives from and provides client referrals to Servcorp.

The Industry
- ------------

     According to trade association estimates, there are currently approximately 4,000 business center locations in the United States generating in excess of $3.0 billion of annual revenues, and 1,500 locations internationally. The industry is highly fragmented with over 10% of total business centers owned by HQ and the next largest participant.

     Several trends are driving the acceptance and usage of business centers, including:

   o the widespread use of business center facilities by national and regional corporations to support mobile employees;

   o small businesses nationwide requiring more flexible office space and related services;

   o home-based   businesses   and   free   agents  utilizing  part-time  office
     facilities for meetings and support services;

   o the continuing trend of corporate downsizing which often results in the need for temporary office space for former employees seeking new jobs and/or starting new businesses;

   o the growing use and acceptance of enhanced telecommunication and computer technologies which can help businesses create "virtual offices" without fixed space requirements; and

   o the increased awareness by commercial real estate owners that business centers can enhance their building's occupancy and efficiency, provide amenities to existing tenants (such as conference facilities and offices for visiting executives) and act as an incubator for future tenants.

     Furthermore, the emergence of certain communications technologies has played an important role in the growth of the industry. Improved telecommunication services and Internet applications have become more frequently utilized and integrated into business center service offerings. As the industry continues to expand, office equipment and communications technology will become an increasingly competitive factor. Business center operators are likely to face pressure to invest in technology in order to offer services such as E-mail and LANs as well as video conferencing.

Competition
- -----------

     The industry is highly fragmented with approximately 10% of total business centers owned by HQ and the next largest participant. In many markets, HQ's largest competitor may be a locally-owned operator with several centers. HQ's largest global competitor is Regus plc. Regus has a large international presence and a smaller but expanding presence in the United States. HQ may compete with these and other entities in both the search for attractive business center locations and in attracting and retaining clients in its business centers as well as skilled managers.

Team Members
- ------------

     As of December 31, 2000, HQ employed approximately 2,800 team members (employees) including 307 corporate team members. None of these team members is covered by a collective bargaining agreement and HQ believes its relationship with team members is good. HQ is continually implementing and improving its operating systems, expanding opportunities and providing training programs for its team members.

     Management compensation consists of base salaries and incentive compensation based upon HQ's performance and individual team member performance. In addition, certain team members participate in a stock option and restricted stock plan designed to motivate long-term contribution to HQ's success.

Geographic Information
- ----------------------

     Financial information by geographic area is provided in Note 3 to the consolidated financial statements included elsewhere in this Form 10-K.

PARENT AND OTHER INTERESTS SEGMENT

     The Parent and Other Interests Segment consists of FrontLine and its interests in a group of companies which provide a wide range of services to the SME marketplace.

     These companies include:

   o OnSite Access, Inc. - OnSite provides advanced telecommunications systems and services within commercial buildings and building complexes.

   o RealtyIQ Corp. - RealtyIQ created a comprehensive, proprietary, national database of commercial real estate information for metropolitan areas throughout the United States and provides information to the commercial real estate and related business community. RealtyIQ has significantly reduced its staff and is considering ways to maximize shareholder value.

     As discussed above, in conjunction with the Restructuring and in light of market conditions experienced beginning in mid-2000, FrontLine reevaluated the carrying value of its ownership interests and, as a result of this re-evaluation, recorded an impairment charge of $25.7 million in the fourth quarter of the year ended December 31, 2000 to reduce the carrying values of these investments to estimated fair value.

     FrontLine also has an interest in Reckson Strategic Venture Partners, LLC, which invests in operating companies with experienced management teams in real estate and real estate related market sectors which are in the early stages of their growth cycle or offer unique circumstances for attractive investments, as well as platforms for future growth.

     At December 31, 2000, FrontLine had 18 employees.

     You should refer to Note 4 to the accompanying Consolidated Financial Statements for financial information and further discussion and financial data related to our Parent and Other Interests Segment.

ITEM 2. PROPERTIES

     FrontLine's principal office is located at 90 Park Avenue, New York, New York, 10016. Management believes that such space is sufficient to meet FrontLine's present needs and does not anticipate any difficulty in securing additional space, as needed, on terms acceptable to FrontLine.

HQ Business Centers at December 31, 2000

     The following table sets forth the number of HQ business centers and the related number of workstations that HQ operated as of December 31, 2000. HQ centers are located in buildings where HQ leases office space from landlords. See "Suppliers" in Item 1 to this Form 10-K.

LOCATION                                                              CENTERS     WORKSTATIONS
- --------                                                             ---------   -------------
United States:
 Alabama ..................................................               2             211
 Arizona ..................................................              10           1,196
 California ...............................................              71           8,588
 Colorado .................................................               9           1,207
 District of Columbia .....................................               9           1,035
 Florida ..................................................              14           1,615
 Georgia ..................................................              23           2,360
 Illinois .................................................              28           3,206
 Indiana ..................................................               3             273
 Kansas ...................................................               2             251
 Kentucky .................................................               1             112
 Massachusetts ............................................              15           1,588
 Maryland .................................................               4             486
 Michigan .................................................               6             780
 Minnesota ................................................               5             604
 Missouri .................................................               4             392
 Nevada ...................................................               4             429
 New Jersey ...............................................              17           1,415
 New York .................................................              37           4,933
 North Carolina ...........................................               6             790
 Ohio .....................................................              10           1,053
 Oklahoma .................................................               1             103
 Oregon ...................................................               5             551
 Pennsylvania .............................................               4             381
 Tennessee ................................................               1             103
 Texas ....................................................              22           3,155
 Utah .....................................................               3             293
 Virginia .................................................              16           1,901
 Washington ...............................................               9           1,018
 Wisconsin ................................................               1              61
                                                                         --           -----
 U.S. -- Operated Centers .................................             342          40,090
International:
 Argentina ................................................               2             190
 Austria ..................................................               2             154
 England ..................................................              24           4,382
 France ...................................................               6             552
 Germany ..................................................               2             270
 Mexico ...................................................               6             341
 Scotland .................................................               2             489
                                                                        ---          ------
International Centers .....................................              44           6,378
Franchise Centers .........................................              76           6,312
                                                                        ---          ------
Total Centers .............................................             462          52,780
                                                                        ===          ======

     HQ operates 146 of the centers and 17,344 workstations in the top five markets of New York City, Los Angeles, Chicago, Washington D.C. and San Francisco. Additionally, HQ has 76 franchised centers of which 46 are located in 11 states and 30 are located in 14 international locations. HQ also manages six business centers for other owners and operates nine centers in England under joint venture arrangements. Overall, as of December 31, 2000, HQ provided its clients officing solutions in 462 centers, with 52,780 workstations in 19 countries.

     HQ's corporate headquarters is located at 15950 North Dallas Parkway, Dallas, Texas. HQ has signed a lease for new space less than one mile from its present headquarters. HQ believes the new headquarters space is sufficient to meet its present needs and does not anticipate any difficulty in securing additional office space, as needed, on terms acceptable to it.

ITEM 3. LEGAL PROCEEDINGS

     On  February  4,  1999,  a  lawsuit  captioned  OmniOffices, Inc. et al. v.
Joseph Kaidanow, et al., (Civil Action No. 99-0260) was filed in the United States District Court for the District of Columbia. This litigation (the "D.C. Action"), is with two stockholders of Old HQ (f/k/a OmniOffices, Inc.) and involves the conversion of approximately $111 million of debt previously loaned to Old HQ by CarrAmerica, into HQ's non-voting common stock. CarrAmerica and Old HQ initiated the action by filing a complaint seeking declaratory judgment that the conversion price was fair, following threats by Messrs. Kaidanow and Arcoro to challenge the conversion price. Messrs. Kaidanow and Arcoro filed counterclaims against CarrAmerica, Old HQ and the then current directors of Old HQ, seeking a judgment declaring the conversion void or voidable, or in the alternative, compensatory and punitive damages. The stockholders' counterclaim makes no allegations against HQ. Discovery in this action was completed in late 1999. A motion for summary judgment is currently pending. The case has been reassigned several times causing delays. It is unclear when this motion will be acted upon or when the case would be set for trial.

     Joseph Kaidanow and Robert Arcoro v. CarrAmerica Realty Corporation, HQ Global Workplaces, Inc., Thomas A. Carr, Philip L. Hawkins, C. Ronald Blankenship, Oliver T. Carr, and Gary Kusin. This action (the "Fiduciary Action"), originally brought in Delaware state Chancery Court on April 17, 2000, was removed to the Federal District Court for the District of Delaware and then remanded on plaintiffs motion back to Delaware Chancery Court. The action alleges a breach of fiduciary duty by CarrAmerica Realty Corporation and Old HQ's directors in approving the HQ Merger transaction. The complaint alleges among other things that allocation of purchase price between the UK and U.S. companies failed to meet the standard of entire fairness. The complaint also states that CarrAmerica breached its obligations under the Tag a Long and Sharing Agreement between plaintiffs and CarrAmerica. HQ is named as a party because the request for injunctive and/or recissory damages would affect its interests in the assets acquired in the HQ Merger. The plaintiffs in the Fiduciary Action have also brought an appraisal action in the Chancery Court requesting appraisal of the value of shares sold in the HQ Merger.

     In addition to the cases set forth above, the Company and its investee entities are party to claims and administrative proceedings arising in the ordinary course of business or which are otherwise subject to indemnification, some of which are expected to be covered by liability insurance (subject to policy deductibles and limitations of liability) and all of which, including the cases discussed above, collectively are not expected to have a material adverse effect on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of shareholders during the fourth quarter of the year ended December 31, 2000.

                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock traded over the counter ("OTC") under the symbol "RSII" through August 1999 when it began trading on the NASDAQ National Market ("NASDAQ"). In April 2000, the Company's symbol was changed to "FLCG." The following table sets forth the quarterly high and low closing bid prices per share of the Company's common stock reported for each respective quarter. These OTC and NASDAQ market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Since inception, the Company has not paid any dividends to its shareholders. Under the terms of the Company's credit facilities, as long as there are outstanding advances under such facilities, the Company is prohibited from paying dividends on any share of its common stock. In addition, the payment of dividends on the Company's common stock is prohibited unless full distributions have been paid on both of the Company's Series A and Series B Preferred Stock.





                                                      HIGH          LOW
                                                  -----------   -----------
                         1999
                         ----
                         March 31 .............    $  5.718      $  3.500
                         June 30 ..............    $ 17.125      $  4.062
                         September 30 .........    $ 19.625      $ 12.500
                         December 31 ..........    $ 68.312      $ 15.250
                         2000
                         ----
                         March 31 .............    $ 61.750      $ 40.875
                         June 30 ..............    $ 44.625      $ 14.063
                         September 30 .........    $ 24.250      $ 14.563
                         December 31 ..........    $ 15.750      $  9.594

     The number of registered shareholders of the Company's common stock as of March 20, 2001 was 7,051.

UNREGISTERED SALES OF SECURITIES

     In connection with acquisitions by the Company of ownership interests in VANTAS, in May 2000 the Company issued 6,837 shares of its common stock in transactions exempt from registration under Section 4(2) of the Securities Act of 1933 ("Section 4(2)").

     On March 7, 2000, Gotham Partners Management Co., LLC and certain affiliates ("Gotham") purchased 1.5 million warrants for FrontLine's common stock for a total purchase price of $30 million. The warrants had an exercise price of $70 per share and a term of 3.25 years. FrontLine utilized approximately half of the proceeds to reduce its then-existing credit facility and the remaining portion was utilized for investments and working capital purposes. On June 29, 2000, Gotham invested an additional $3.0 million to obtain a reduction in the warrant exercise price to $47.25 per share and to extend the expiration of the warrants to March 2005. Simultaneously with this transaction, FrontLine issued 1,075,000 shares of its common stock to acquire Gotham's interest in a limited liability company owned by both FrontLine and Gotham. Such limited liability company owned 411,223 shares of common stock of HQ Global.

     As dividends on its Series A 8.875% Convertible Cumulative Preferred Stock (the "Series A Preferred Stock") which were payable in August 2000, November 2000 and February 2001, FrontLine issued 38,172, 37,566 and 43,227 shares of its common stock, respectively, to the institutional investor that holds the Series A Preferred Stock in transactions exempt from registration under Section 4(2).

     In December 2000, FrontLine issued 15,000 shares of its common stock to an affiliate of Reckson in a transaction exempt from registration under Section 4(2), as reimbursement for the 15,000 shares of FrontLine common stock paid by the affiliate of Reckson to a non-executive employee on FrontLine's behalf.

     On December 13, 2000, FrontLine obtained a $25.0 million preferred equity facility, initially issuing 15,000 shares of Series B Convertible Cumulative Preferred Stock (the "Series B Preferred Stock") for net proceeds of $13.9 million. On February 1, 2001, FrontLine drew the remaining $10.0 million of the facility, issuing 10,000 shares of Series B Preferred Stock for net proceeds of $10.0 million. These transactions were exempt from registration under Section 4(2).

ITEM 6. SELECTED FINANCIAL DATA

                                                                                              PERIOD FROM
                                                                                              JULY 15,1997
                                                        YEAR ENDED DECEMBER 31,              (INCEPTION) TO
                                              -------------------------------------------     DECEMBER 31,
                                                 2000(2)         1999(3)          1998            1997
                                              -------------   -------------   -----------   ---------------
                                                           (IN THOUSANDS EXCEPT SHARE AMOUNTS)
OPERATIONS SUMMARY:
 HQ operating revenues ....................    $  483,962       $ 214,445      $     --         $   --
 HQ operating income ......................        97,329          27,527            --             --
 Corporate general and administrative             (16,478)         (9,509)       (2,613)          (479)
 Equity in net loss and impairment of
   unconsolidated companies ...............      (125,928)        (10,266)       (3,630)           223
 Net loss applicable to common
   shareholders ...........................    $ (234,897)      $ (39,847)     $ (8,147)        $ (258)
PER SHARE DATA(1):
 Basic and diluted net loss ...............    $    (6.73)      $   (1.56)     $  (0.56)        $   --
BALANCE SHEET DATA (PERIOD END):
 Cash and cash equivalents ................    $   23,105       $  32,740      $  2,026         $  130
 Working capital (deficit) ................       (27,208)         17,090           132             11
 Ownership interests in and advances
   to unconsolidated companies(4) .........        39,845          97,833        45,838          5,845
 Intangible assets ........................       667,936         239,412            --             --
 Total assets .............................     1,132,360         541,983        58,843          7,519
 Long-term debt ...........................       440,449         274,380        40,981             --
 Total shareholders' equity(5) ............    $  120,706       $ 114,109      $ 15,968         $4,222

- ----------
(1) Based  on  34,880,709,  25,600,985 and 14,522,513 weighted average shares of common stock outstanding for the years ended December 31, 2000, 1999 and 1998, respectively.

(2) Reflects the operating results of HQ Global Workplaces, Inc. ("Old HQ") for the period subsequent to June 1, 2000, the date of the merger of Old HQ with VANTAS Incorporated ("VANTAS"). See Note 3 to the accompanying consolidated financial statements for further discussion.

(3) Reflects   the   Company's  acquisition  and  consolidation  of  a  majority ownership interest in VANTAS as of January 1, 1999.

(4) Includes the carrying value of investments in Reckson Strategic Venture Partners, LLC of $28,969,000, $36,626,000, $15,561,000 and $5,520,000 as
    of December 31, 2000, 1999, 1998 and 1997, respectively.

(5) No dividends on the common stock were paid in any of the periods presented. During the year ended December 31, 2000, the Company recognized $2,119,000 of dividends on and accretion of preferred stock.

NOTE: Certain prior period amounts have been reclassified to conform to the current year presentation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The   following   discussion   should  be  read  in  conjunction  with  the
accompanying financial statements of FrontLine Capital Group (the "Company" or "FrontLine") and related notes thereto.

     The Company considers certain statements set forth in this Annual Report on Form 10-K to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, with respect to the Company's expectations for future periods. Certain forward-looking statements, including, without limitation, statements relating to the achievement of our refocused business plan and our future operating performance and the future operating performance of HQ Global Holdings, Inc. ("HQ Global"), the financing of the Company's operations and the operations of its investee entities and the ability to integrate and manage effectively its various acquisitions, involve certain risks and uncertainties. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the actual results may differ materially from those set forth in the forward-looking statements and the Company can give no assurance that such expectations will be achieved. Certain factors that might cause the results of the Company to differ materially from those indicated by such forward-looking statements include, among other factors, negative changes in the executive office suites industry, changes in the market valuation or growth rate of comparable companies in the office suites industry, a downturn in general economic conditions, increases in interest rates, a lack of capital availability, competition, reduced demand or decreases in rental rates for executive office suites and other real estate-related risks such as timely completion of projects under development, our dependence upon key personnel, FrontLine's dependence upon financing from Reckson Operating Partnership, L.P. ("Reckson"), a subsidiary of Reckson Associates, conflicts of interest of management, and the ability to finance business opportunities and other risks detailed in FrontLine's and HQ Global's reports and other filings made with the Securities and Exchange Commission. Consequently, such forward-looking statements should be regarded solely as reflections of the Company's current operating and development plans and estimates. These plans and estimates are subject to revision from time to time as additional information becomes available, and actual results may differ from those indicated in the referenced statements.

OVERVIEW AND BACKGROUND

     FrontLine develops and manages companies servicing small and medium-size enterprises ("SMEs") and mobile workforces of larger companies. FrontLine has two distinct operating segments: one (the "HQ Global Segment") holds FrontLine's interest in HQ, the world's largest provider of officing solutions, and the other (the "Parent and Other Interests Segment") consists of FrontLine (parent company) and its interests in a small group of technology-based companies.

     In October 2000, FrontLine announced that, as a result of changing capital market conditions, it was refining its strategic plan (the "Restructuring"- see
Note 13 to the accompanying consolidated financial statements for further discussion) to highlight its holdings in HQ and to maximize the value of its other holdings. Additionally, in conjunction with the Restructuring, FrontLine announced that it would focus its resources and capital on the businesses within its existing portfolio and cease pursuing new investment activities.

     In conjunction with the Restructuring, FrontLine re-evaluated the carrying values of its investments and recorded aggregate impairment charges of $25.7 million in the fourth quarter of the year ended December 31, 2000 in order to reduce the carrying value of these investments to fair value.

     The presentation and content of the Company's financial statements is largely a function of the presentation and content of the financial statements of HQ and its predecessor companies and the other investee entities. As a result, to the extent these entities change the presentation or content of their financial statements, as may be required by the Securities and Exchange Commission or changes in accounting literature, the presentation and content of the Company's financial statements may also change.

EFFECT OF VARIOUS ACCOUNTING METHODS ON RESULTS OF OPERATIONS

     The interests that FrontLine owns in its investee entities have historically been accounted for under one of three methods: consolidation, equity method and cost method. The applicable accounting method is generally determined based on the Company's voting interest and rights in each investee.

     Consolidation. Where the Company directly or indirectly owns more than 50% of the outstanding voting securities of an entity or controls the board of directors, the consolidation method of accounting is applied. Under this method, an entity's results of operations are reflected within the Company's Consolidated Statements of Operations. The entities whose results are consolidated by the Company are comprised of VANTAS Incorporated ("VANTAS") and effective with the June 1, 2000 merger (the "Merger") of VANTAS with HQ Global Workplaces, Inc. ("Old HQ"). The entity representative of Old HQ and its predecessors, such as VANTAS, is referred to herein as HQ. (See Note 3 to the accompanying consolidated financial statements for further discussion). Participation of other shareholders in the earnings or losses of the consolidated entities is reflected in the caption "Minority interest" in the Consolidated Statements of Operations. Minority interest adjusts the consolidated net results of operations to reflect only the Company's share of the earnings or losses of the consolidated entities.

     To  understand  the  Company's results of operations and financial position without the effect of the consolidation of HQ, Note 4 to the accompanying consolidated financial statements presents the balance sheets, statements of operations and cash flows of the Company without the consolidation of FrontLine's ownership interest in HQ.

     Equity Method. Investees whose results are not consolidated, but over whom the Company exercises significant influence, have been accounted for under the equity method of accounting. Investments which were accounted for under the equity method of accounting included: EmployeeMatters, Inc. ("EmployeeMatters"- sold in December 2000), OnSite Access, Inc., RealtyIQ Corp., UpShot.com and Reckson Strategic Venture Partners, LLC ("Reckson Strategic").

     Cost Method. Investees not accounted for under either the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, the Company's share of the earnings or losses of these companies is not included in the Consolidated Statements of Operations. Impairment charges recognized on cost method investments are included in "Equity in net loss and impairment of unconsolidated companies" in the accompanying Consolidated Statements of Operations.

RESULTS OF OPERATIONS

     The reportable segments in FrontLine's financial statements are the HQ Segment and the Parent and Other Interests Segment. The following discussion should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

HQ

     As of December 31, 2000, HQ owned or operated 386 business centers throughout the United States, the United Kingdom, Europe and Latin America. This included 26 business centers that had been open for twelve months or less. Additionally, this includes six business centers managed for unrelated third parties and nine joint venture business centers. Additionally, HQ has 76 franchised centers of which 46 are located in 11 states and 30 are located in 14 international locations.

     The following table represents certain information relating to business centers under management as of:

                                                                           DECEMBER 31,
                                                                      -----------------------
                                                                       2000     1999     1998
                                                                      ------   ------   -----
Owned and operated:
 Operated more than 12 months .............................            345      190       97
 Operated less than 12 months .............................             26       11        1
Managed (1) ...............................................              6        5        5
Joint venture (1) .........................................              9       --       --
Franchised centers (1) ....................................             76       --       --
                                                                       ---      ---      ---
Total business centers ....................................            462      206      103
                                                                       ===      ===      ===

- ----------
(1) These centers are not consolidated in the financial results of HQ

     HQ has grown through an aggressive acquisition strategy beginning in 1997. As of December 31, 2000, HQ had acquired or merged with 37 entities which operated 353 business centers with a total purchase price of approximately $588 million.

     The following table represents a summary of information regarding HQ acquisitions of business centers:

                                                                              YEAR ENDED DECEMBER 31,
                                                                      ---------------------------------------
                                                                          2000           1999         1998
                                                                      ------------   -----------   ----------
Business centers acquired .................................                  181            86           48
Purchase price (in millions) ..............................             $  397.1       $ 108.5       $ 45.8
Number of acquisitions ....................................                    2            12           16

     In the early stages of development of a Development Center, expenses are incurred with minimal corresponding revenues. Once a Development Center reaches occupancy levels above 70%, generally within twelve months of its initial operations, it is expected to have a positive impact on HQ's results of operations.

     The acquisition and development activities have had a material impact on HQ's results of operations and financial position and significantly affect the comparability of the respective prior periods.

     All of FrontLine's operating revenues and operating expenses for the years ended December 31, 2000 and 1999 were attributable to HQ. The following is a discussion of HQ's results of operations for the years ended December 31, 2000 and 1999.

YEARS ENDED DECEMBER 31, 2000 AND 1999

     Revenues. Total business center revenues for the year ended December 31, 2000 were $484.0 million, representing an increase of $269.6 million, or 125.7%, from the year ended December 31, 1999.

     Business centers with twelve months of activity for both periods under comparison ("Same Centers") had revenues for the years ended December 31, 2000 and 1999 of $206.7 million and $178.3 million, respectively, representing an increase in 2000 of $28.4 million, or 15.9%, compared with 1999. The increase in revenues in 2000 is attributable to an increase in workstation revenues of $15.8 million, or 14.8%, and an increase in support service revenues of $12.6 million, or 17.6%, from 1999. Workstation revenues increased due to more favorable office pricing as well as an increase in occupancy levels. The increase in support services is primarily attributable to an increase in broadband Internet access, information technology support services and other business support services.

     Business centers that were acquired during the periods under comparison ("Acquired Centers") had revenues for the years ended December 31, 2000 and 1999 of $254.5 million and $28.8 million, respectively, representing an increase in 2000 of $225.7 million compared with 1999. The increase in revenues resulted primarily from the HQ Merger on June 1, 2000, which contributed an additional $214.6 million of revenue to fiscal 2000 results. The remaining $11.0 million increase in revenues resulted from realizing a full year of 2000 results from business centers acquired during 1999 and more favorable office pricing as well as an increase in occupancy levels.

     Business centers with less than 12 months of activity during one of the periods under comparison ("Development Centers") had revenues for the years ended December 31, 2000 and 1999 of $19.2 million and $0.8 million, respectively, representing an increase in 2000 of $18.4 million compared with 1999. At December 31, 2000 and 1999, there were 18 and six Development Centers, respectively, excluding acquired centers open for less than 12 months.

     Business centers that were closed during the period under comparison ("Closed Centers") had revenues for the years ended December 31, 2000 and 1999 of $3.6 million and $6.5 million, respectively. Subsequent to January 1, 1999, HQ closed ten business centers, which had been acquired in previous years. The Closed Centers were largely focused in major markets and were replaced with Development Centers where existing clients were serviced in the new centers.

     Expenses. Total business center expenses for the year ended December 31, 2000 were $331.9 million, representing an increase of $162.9 million, or 96.4%, from 1999.

     Same Center expenses for the years ended December 31, 2000 and 1999 were $143.0 million and $137.4 million, respectively, representing an increase in 2000 of $5.6 million, or 4.1%, compared with 1999. The increase in expenses is attributable to inflation adjusted lease increases and support service expenses associated with increased support service revenues, partially offset by lower center general and administrative expenses due to synergies realized in the HQ Merger.

     Acquired Center expenses for the years ended December 31, 2000 and 1999 were $168.5 million and $22.8 million, respectively, representing an increase in 2000 of $145.7 million, or 639.0%, compared with 1999. The increase in expenses resulted primarily from the HQ Merger on June 1, 2000, which contributed an additional $138.0 million of business center expenses to fiscal 2000 results. The remaining $7.7 million increase in expenses resulted from realizing a full year of 2000 results from business centers acquired during 1999.

     Development Center expenses for the years ended December 31, 2000 and 1999 were $17.0 million and $3.1 million, respectively, representing an increase in 2000 of $13.9 million, compared with 1999.

     Closed Center expenses for the years ended December 31, 2000 and 1999 were $3.4 million and $5.6 million, respectively. Subsequent to January 1, 1999, HQ closed ten business centers, which had been acquired in previous years. The
Closed Centers were largely focused in major markets and were replaced with Development Centers where existing clients were serviced in the new centers.

     Business Center Operating Income ("BCOI"). For the year ended December 31, 2000, BCOI was $152.0 million as compared with $45.5 million for 1999. The BCOI as a percentage of total revenues ("BCOI Margin") was 31.4% for the year ended December 31, 2000 as compared to 21.2% for 1999. The increase in BCOI Margin is primarily attributable to more favorable office pricing, increased volume of business services, and synergies realized from the HQ Merger.

     Same Center BCOI was $63.7 million and $40.9 million for the years ended December 31, 2000 and 1999, respectively, representing an increase in 2000 of $22.8 million, or 55.7%, from 1999. The BCOI Margin from Same Centers for the year ended December 31, 2000 was 30.8% as compared with 22.9% in 1999. The increase in BCOI margin is primarily attributable to more favorable office pricing, increased volume of business services, and synergies realized in the HQ Merger.

     Acquired Center BCOI was $85.9 million for the year ended December 31, 2000, an increase in 2000 of $79.9 million from $6.0 million in 1999. The BCOI Margin for Acquired Centers for the year ended December 31, 2000 was 33.8% as compared with 20.8% in 1999. The increase in BCOI margin is primarily attributable to more favorable office pricing, increased volume of business services, and synergies realized in the HQ Merger.

     Development Center BCOI was $2.2 million and negative $2.3 million for the years ended December 31, 2000 and 1999, respectively, representing an increase in 2000 of $4.5 million from 1999. The transition to positive BCOI Margin from Development Centers resulted from centers opened in 1999 reaching maturity, and exceptional performance for centers opened in 2000, several of which contributed positive BCOI in their first twelve months of operations.

     Closed Center BCOI was $0.2 million and $0.9 million for the years ended December 31, 2000 and 1999, respectively. Subsequent to January 1, 1999, HQ closed ten business centers, which had been acquired in previous years. The
Closed Centers were largely focused in major markets and were replaced with Development Centers where existing clients were serviced in the new centers.

     Corporate General and Administrative Expenses. For the years ended December 31, 2000 and 1999, corporate general and administrative expenses were $54.7 million and $18.0 million, respectively. Stated as a percentage of total revenue, such expenses were 11.3% and 8.4%, respectively. The increase in corporate general and administrative expenses was primarily attributable to an increase in corporate office staff and related office space costs associated with HQ's growth created by the HQ Merger completed June 1, 2000. HQ's transition progressed during the remainder of fiscal 2000 and its corporate general and administrative costs decreased as a percentage of revenue during the months subsequent to the HQ Merger.

     Merger and Integration Charges. For the years ended December 31, 2000 and 1999, merger and integration charges were $25.4 million and $26.7 million, respectively. For fiscal 2000, merger and integration charges related to the HQ Merger consisted of $11.4 million of payments to cancel options to purchase common stock held by officers and employees, $10.1 million of charges related to severance, retention incentives and other benefits, and $3.9 million of professional fees and other expenses. For 1999, merger and integration charges related to certain transactions with FrontLine. Such charges related to acquisitions in 1999, and consisted of $23.7 million of compensation expense and $3.0 million of professional fees, business process reengineering and other integration costs related to the acquisitions.

     Depreciation and Amortization. For the years ended December 31, 2000 and 1999, depreciation and amortization expenses were $54.8 million and $15.0 million, respectively. The increase in depreciation and amortization relates to goodwill associated with mergers and acquisitions, fixed assets acquired, and an increase in capital expenditures associated with technology infrastructure additions and leasehold improvements for Development Centers and Same Centers.

     Interest Expense, Net. For the years ended December 31, 2000 and 1999, respectively, net interest expense was $34.7 million and $10.2 million, respectively. The increase in interest expense is related to an increase in borrowing as a result of the HQ Merger.

     Benefit (Provision) for Income Taxes. HQ's provision for income taxes consisted of $5.4 million in expense and $2.8 million in benefit for the years ended December 31, 2000 and 1999, respectively. The provision is comprised entirely of state and foreign taxes.

     Minority Interest. Minority interest was expense of $7.7 million and income of $18.8 million in the years ended December 31, 2000 and 1999, respectively. This change was principally due to accretion on HQ's preferred stock not held by FrontLine.

PARENT AND OTHER INTERESTS

YEARS ENDED DECEMBER 31, 2000 AND 1999

     As a result of the Restructuring discussed above, FrontLine has changed from a company which invested in early stage companies which leveraged the Internet into one which is focused on maximizing the value of HQ.

     Parent expenses increased $46.8 million to $73.6 million in the year ended December 31, 2000 as compared to 1999, principally due to $12.8 million of costs related to the Restructuring in 2000, a $10.7 million increase in net interest expense reflecting higher average borrowings, $10.0 million of costs attributable to a development stage company in 2000, a $7.0 million increase in general and administrative expenses and a $5.9 million increase in the amortization of stock compensation and related awards.

     The restructuring costs recognized in 2000 consist of (1) $4.6 million of accelerated amortization of stock compensation and related awards that resulted from the termination of certain employees in connection with the Restructuring,
(2) $3.4 million of severance and related payments made to employees who were terminated in 2000 in connection with the Restructuring and (3) $4.8 million of writedowns of assets determined to be impaired as a result of the Restructuring. In connection with the Restructuring, FrontLine has adopted a severance plan for its remaining employees.

     FrontLine's general and administrative expenses were $16.5 million in 2000 compared to $9.5 million in 1999, reflecting the growth in FrontLine's infrastructure during the second half of 1999 and early 2000 to support its operations. Since the Restructuring, the Company has substantially reduced its workforce and related recurring general and administrative expenses have been decreasing and are expected to continue to decrease to approximately $250,000 per month in the second quarter of 2001.

     A significant portion of FrontLine's net loss is derived from companies in which it held minority ownership interests. The equity in net loss and impairment of unconsolidated companies increased $115.7 million to $125.9 million in 2000 as compared to 1999. The equity in net loss and impairment of unconsolidated companies in 2000 consisted of $108.5 million of equity in net losses and $25.7 million of impairment charges reflecting estimated decreases in the fair value of certain of the Company's investments, partially offset by an $8.3 million gain on the December 2000 sale of the investment in EmployeeMatters. The impairment charges in 2000 were determined in recognition of both the lack of continuing support FrontLine planned to provide to certain investee entities following the Restructuring and the difficult market conditions experienced beginning in mid-2000. Such loss for the year ended
December 31, 1999 was entirely comprised of equity in the net losses of unconsolidated companies. Equity losses fluctuate with the number of investee entities accounted for under the equity method, FrontLine's voting ownership percentage in these companies, the amortization of goodwill related to newly acquired equity method entities, and the results of operations of these companies. In 2000, FrontLine had interests in 12 equity method investees for the entire year, as compared to two interests for the entire year of 1999. All of these companies incurred losses in 2000 and 1999. The results of operations of these entities are not consolidated within the Consolidated Statements of Operations; however, FrontLine's share of these companies' losses, as well as all estimated impairment charges, are reflected in the caption "Equity in net loss and impairment of unconsolidated companies" in the Consolidated Statements of Operations. (See Note 4 to the accompanying consolidated financial statements).

     The extraordinary item of $2.6 million in 2000 resulted from the write-off of deferred financing costs relating to the early extinguishment of a $60.0 million credit facility in March 2000.

     Dividends on, and accretion of, preferred stock of $2.1 million in 2000 represents dividends on FrontLine's 8.875% Series A Convertible Cumulative Preferred Stock, which was issued in the first quarter of 2000 and accretion of FrontLine's Series B Convertible Cumulative Preferred Stock which was issued in the fourth quarter of 2000.

YEAR ENDED DECEMBER 31, 1998

     The Company commenced operations on July 15, 1997 and primarily incurred startup costs through December 31, 1998. Accordingly, results for the year ended December 31, 1998 are not comparable to the results for the years ended December 31, 1999 and 2000. The Company's net loss of $8.1 million for the year ended December 31, 1998 was comprised of $2.6 million of general and administrative expenses, $1.3 million of depreciation and amortization, $0.6 million of net interest expense and $3.6 million of equity in net loss of unconsolidated subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

HQ

     Historically, HQ has primarily relied upon cash flows generated from operations, borrowings from its lenders and sales of its securities to satisfy its liquidity and capital requirements. Principal liquidity needs have included the acquisition and development of new business centers, debt service requirements and other capital expenditures necessary to maintain existing business centers as well as upgrade and build the corporate infrastructure to manage HQ's operations effectively.

     On May 31, 2000, HQ amended and increased its $157.9 million credit facility to $275.0 million (the "HQ Credit Facility"). The HQ Credit Facility provides for $219.4 million under four term loans (the "Term Loans"), all of which are repayable in various quarterly installments through November 2005. The HQ Credit Facility also provides for borrowings of up to an additional $55.6 million in two revolving loan commitments (the "Revolver Loans"). Availabilities under the Revolver Loans are formula based. As of December 31, 2000, there was $212.9 million in outstanding borrowings under the Term Loans and no borrowings outstanding under the Revolver Loans. As of December 31, 2000, HQ had letters of credit outstanding in the aggregate amount of $33.4 million. Such letters of credit are collateralized by $5.6 million in cash and $27.8 million of Revolver Loans, leaving $27.8 million available under the Revolver Loans for additional borrowings.

     Borrowings under the HQ Credit Facility bear interest ranging from prime plus 2.25% to 3.00% or LIBOR plus 3.25% to 4.0% for one, three or nine-month periods at HQ's election. The weighted average interest rate on borrowings under the Term Loans at December 31, 2000 was approximately 10.7%. HQ pays a commitment fee of 1/2 of 1.0% per annum on the unused portion of the HQ Credit Facility. As of December 31, 2000, HQ had hedged the interest rates on approximately $103.5 million of borrowings under the HQ Credit Facility using various instruments with various expiration dates through July 31, 2002. These instruments lock in the maximum underlying three-month LIBOR rate at levels between 7.93% and 9.00%.

     On May 31, 2000, HQ entered into a Senior Subordinated Credit Facility (the "UBSW Loan") in the amount of $125.0 million with UBS Warburg LLC ("UBSW"). The UBSW Loan carried an interest rate of LIBOR plus 6.5% and was to mature on May 31, 2007. On August 11, 2000, HQ replaced the UBSW Loan with a $125.0 million Senior Subordinated Note Agreement (the "Mezzanine Loan") with a group of lenders arranged by UBSW. The Mezzanine Loan bears interest at 13.5% per annum and matures on May 31, 2007.

     The HQ Credit Facility and Mezzanine Loan contain certain covenants, including a defined maximum ratio of consolidated indebtedness to consolidated earnings before interest, income taxes, depreciation and amortization. In addition, there are other covenants pertaining to financial ratios and limitations on capital expenditures. Also, the HQ Credit Facility and Mezzanine Loan prohibit the declaration or payment of dividends by HQ Global or any of its subsidiaries, except for the payment of dividends in kind on HQ Global's preferred stock. At December 31, 2000, HQ was in compliance with these covenants, as amended.

     To finance a portion of the consideration in the HQ Merger, HQ Global issued 4,782,692 shares of Series A Preferred Stock, 1,445,358 Series A Warrants and 697,964 Series B Warrants for a total consideration of $195.0 million. On August 11, 2000, HQ Global issued an additional 613,166 shares of Series A Preferred Stock, 312,274 Series A Warrants and 164,902 Series B Warrants for a total consideration of $25.0 million.

     HQ had working capital deficit of $21.8 million at December 31, 2000 as compared to a working capital deficit of $4.0 million at December 31, 1999. This decrease in working capital of $17.8 million is primarily attributable to increases in the balances of accounts payable and the current portion of the notes payable.

     Cash flows provided by operating activities for the year ended December 31, 2000 were $27.8 million, representing an increase of $3.2 million from 1999. This increase is attributable to the decrease in HQ's net loss and an increase in noncash charges, partially offset by changes in the components of working capital. Cash flows from operations absorbed $34.3 million of cash merger and integration costs in 2000 compared with $3.3 million in 1999.

     Cash used in investing activities for the year ended December 31, 2000 was $288.7 million, an increase of $189.5 million from 1999. This increase is attributable to the HQ Merger and purchases of property and equipment, partially offset by a reduction in restricted cash in conjunction with the HQ Merger.

     Cash provided by financing activities for the year ended December 31, 2000 was $273.3 million, an increase of $198.5 million from 1999. During the year ended December 31, 2000, HQ completed equity transactions whereby it raised $181.0 million in net proceeds from the issuance of its convertible preferred stock and $64.3 million from the issuance of warrants. Also, in connection with the HQ Merger, HQ increased borrowings under the HQ Credit Facility by $78.6 million.

     In the fourth quarter of 2000, and continuing into the first quarter of 2001, the United States economy has begun to decline. HQ's occupancy rates have declined along with the decline in the economy. It is likely that the economic decline will continue to have an adverse effect on the results of HQ's operations and its cash flows. In light of the slowing economy and the decline in occupancy, HQ is taking actions which it believes will generate additional revenues, reduce expenses and improve its liquidity. However, there can be no assurance that the economy will not slow at a rate greater than anticipated, or that these actions will be successful. HQ currently anticipates that cash flows from operations and amounts available under the revolving loan portion of the Credit Facility will continue to provide adequate capital to fund HQ's expenses and regular debt service obligations in addition to the necessary capital required to fund both new center development and renovate existing centers along with various technology projects during 2001.


FRONTLINE

     FrontLine has funded operations and investing activities through a combination of borrowings under various credit facilities, issuances of the Company's equity securities and sales of assets. FrontLine invested approximately $152.5 million in cash and issued $48.1 million of the Company's common stock to acquire interests in or make advances to its equity investees during the year ended December 31, 2000; approximately 55% of such aggregate amount related to investments in HQ and its predecessor company.

     The Company has a credit facility with Reckson in the amount of $100 million (the "FrontLine Facility"). Additionally, Reckson Strategic has a $100 million facility (the "Reckson Strategic Facility") with Reckson to fund Reckson Strategic investments. Note 15 to the consolidated financial statements summarizes the terms of the FrontLine Facility and Reckson Strategic Facility (collectively, the "Credit Facilities"). The Company had $93.4 million outstanding under the FrontLine Facility at December 31, 2000, and due to outstanding letters of credit and accrued interest, has no remaining availability. The Company had $42.1 million outstanding under the Reckson Strategic Facility at December 31, 2000. These borrowings were utilized to fund Reckson Strategic investments and its general operations. Taking into account certain investments made directly by Reckson in Reckson Strategic projects which reduce the amounts available under the Reckson Strategic Facility, $17.5 million was available under the Reckson Strategic Facility at December 31, 2000. As long as there are outstanding amounts under the Credit Facilities, the Company is prohibited from paying dividends on shares of its common stock or, subject to certain exceptions, incurring additional debt. The Credit Facilities are subject to certain other covenants and prohibit advances thereunder to the extent the advances could, in Reckson's determination, endanger the status of Reckson Associates as a REIT. Under the Credit Facilities, additional indebtedness may be incurred by the Company's subsidiaries. The Credit Facilities also contain covenants prohibiting the Company from entering into any merger, consolidation or similar transaction and from selling all or any substantial part of its assets, or allowing any subsidiary to do so, unless approved by the lender. On March 28, 2001, the Company's Board of Directors approved amendments to the Credit Facilities pursuant to which (i) interest is payable only at maturity and
(ii) Reckson may transfer all or any portion of its rights or obligations under the Credit Facilities to its affiliates. These changes were requested by Reckson as a result of changes in REIT tax laws. In addition, the Reckson Strategic Facility was amended to increase the amount available thereunder to up to $110 million.

     FrontLine's secured credit facility for $60 million was fully drawn and then repaid and terminated during the first quarter of 2000, and is therefore no longer available. On September 11, 2000, FrontLine amended its $25.0 million credit agreement (the "FrontLine Bank Credit Facility"). Borrowings under the FrontLine Bank Credit Facility are secured by shares of HQ and bear interest, at the election of FrontLine, at LIBOR for one, two, three or six-month periods, plus 5%. Any outstanding borrowings under the FrontLine Bank Credit Facility are currently due on June 11, 2001, subject to a three-month extension at FrontLine's option. At December 31, 2000, FrontLine had borrowed $25.0 million under the FrontLine Bank Credit Facility and subsequent to December 31, 2000, repaid the entire outstanding balance principally from the proceeds from the sale of marketable equity securities and the issuance of redeemable preferred stock during the first quarter of 2001. The FrontLine Bank Credit Facility contains, among others, covenants prohibiting the Company from (i) transferring, conveying, disposing of, pledging or granting a security interest in any of the collateral previously pledged under the FrontLine Bank Credit Facility, (ii) terminating, amending or modifying any organizational or other governing documents without first obtaining the lender's prior written consent, (iii) violating certain specified financial ratios, (iv) exceeding $25,000,000 of new indebtedness, and
(v) declaring or paying cash dividends on any class of the Company's stock.

     In the aggregate, FrontLine raised approximately $195 million during the year ended December 31, 2000 through the issuance of equity. Approximately $91 million of such amount was used to acquire interests in HQ Global. The balance was used for other investments, to repay debt and for operating costs.

     While the Company's Series B Preferred Stock is outstanding, the Company is prohibited from (i) incurring any additional indebtedness, or, subject to certain exceptions, permitting HQ Global to incur any additional indebtedness and (ii) issuing any equity securities that are senior to, or an parity with, the Series B Preferred Stock or permitting HQ Global to issue any preferred stock, in either case, without the consent of a majority of the holders of the Series B Preferred Stock. In addition, the consent of two-thirds of the holders of the Company's Series A Preferred Stock is necessary in order to issue any equity securities ranking senior to the Series A Preferred Stock. The Company is also prohibited from paying dividends on its common stock unless full distributions have been paid on both the Series A Preferred Stock and Series B Preferred Stock.

     Currently, the Company has two short-term letters of credit totaling $3.2 million, which have been utilized as security deposits.

     The Company has entered into a stockholders agreement (the "HQ Stockholders Agreement") with certain of the stockholders of HQ Global which provides them with a right to put up to approximately 3.1 million shares of HQ Global (the "HQ Shares") to the Company during the two years subsequent to the HQ Merger if HQ Global has not completed an initial public offering of its shares. The put right provides that up to 50% of the HQ Shares may be put to the Company in December 2001 and any remaining HQ Shares may be put to the Company in July 2002. The put is payable in cash or FrontLine common stock (valued at the time of closing under the put) at the Company's option.

     FrontLine's operations do not require significant capital expenditures. There were no significant capital expenditure commitments as of December 31, 2000.

     As a result of the Restructuring, FrontLine's cash requirements have been substantially reduced. The Company believes that it will be able to meet its future cash requirements through cash on hand, availability under the FrontLine Bank Credit Facility and additional bank or other financing. If additional funds are raised through the issuance of equity securities, existing shareholders may experience significant dilution. Although management believes that it will continue to have sufficient access to the capital markets in order to execute its restructured business plan, the availability and amount of funds is subject to numerous factors including some that are beyond the Company's control, and therefore is not assured.

     On October 17, 2000, the Company's Board of Directors announced that it adopted a Shareholder Rights Plan (the "Rights Plan") designed to protect shareholders from various abusive takeover tactics, including attempts to acquire control of the Company at an inadequate price, depriving shareholders of the full value of their investment. A description of the Rights Plan is included in Note 11 to the consolidated financial statements included elsewhere in this Form 10-K.

INFLATION

FRONTLINE

     Management believes that inflation did not have a significant effect on its results of operations during any of the periods presented.

HQ

     Certain of HQ's leases include increases in annual rent based on changes in the consumer price index or similar inflation indices. HQ's contracts with its clients generally range from six to twelve months in duration. Accordingly, HQ has the ability to pass on its increased costs at the time of renewal of such contracts.

     Interest on HQ's borrowings under the HQ Credit Facility is based on floating interest rates. HQ periodically evaluates its exposure to short-term interest rates and will, from time to time, enter into interest rate protection agreements, that mitigate, but do not eliminate, the effect of changes in interest rates on its floating-rate indebtedness under the HQ Credit Facility. These rates of interest will be influenced by changes in short-term rates and are sensitive to inflation and other factors. A significant increase in interest rates may have a negative impact on the earnings of HQ due to the variable interest rates under the HQ Credit Facility.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

HQ

     The primary market risk facing HQ is interest rate risk on the HQ Credit Facility. HQ mitigates this risk by entering into hedging instruments on a portion of its outstanding balances. In addition, HQ may elect to enter into LIBOR contracts on portions of the HQ Credit Facility, which locks in the interest rate on those portions for 30, 60 or 90-day periods. The HQ Credit
Facility bears interest ranging from either 3.25% to 4.00% over applicable LIBOR, or alternatively 2.25% to 3.00% over prime, generally at HQ's election. As of December 31, 2000, HQ had hedged the interest rates on approximately $103.5 million of the HQ Credit Facility using various instruments with various expiration dates through September 30, 2002. These instruments lock in the maximum underlying three-month LIBOR at levels between 7.93% and 9.00%.

     An increase in interest rates will have a negative impact on the net income of HQ due to the variable interest component of the HQ Credit Facility. Based on current interest rate levels, a 10% increase in underlying interest rates will have a 6.3% increase in interest expense, ignoring the short-term impact of remaining terms under current LIBOR hedge contracts.

     Following the HQ Merger, HQ is conducting more of its operations in foreign currencies, primarily the British Pound. Due to the nature of foreign currency markets, there is potential risk for foreign currency losses as well as gains. Currently, HQ has not hedged our foreign currency risk.

     HQ has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of December 31, 2000, HQ had no other material exposure to market risk.

FRONTLINE

Interest Rate Risk

     FrontLine faces interest rate risk on its Credit Facilities and the FrontLine Bank Credit Facility. The Company has not hedged interest rate risk using financial instruments. The Credit Facilities bear interest at the greater of the prime rate plus 2% or 12% (with interest on balances outstanding more than one year increasing by 4% of the previous year's rate). The FrontLine Bank Credit Facility bears interest at LIBOR plus 5% for one, two, three or six-month interest periods, as elected by Frontline. The rates of interest on the Credit Facilities and the FrontLine Bank Credit Facility will be influenced by changes in the prime rate and LIBOR. A significant increase in interest rates may have a negative impact on the financial results of the Company due to the variable interest rate (in excess of 12%) under the Credit Facilities and if FrontLine ultimately needs to draw on the FrontLine Bank Credit Facility.

     The following table sets forth FrontLine's obligations with respect to the Credit Facilities and the FrontLine Bank Credit Facility, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value at December 31, 2000 (in thousands, except rates).

                                        FOR THE YEAR ENDED DECEMBER 31,
                              ---------------------------------------------------
                                  2001        2002       2003        2004   2005   THEREAFTER     TOTAL     FAIR VALUE
                              ------------   ------ -------------   ------ ------ ------------ ----------- -----------
Variable rate ...............   $ 25,000      --      $ 135,523      --     --           --     $160,523    $157,600
Average interest rate .......      11.67%     --          12.14%     --     --           --        12.07%         --

Equity Market Risk

     FrontLine faces equity market risk in its ownership interests in its unconsolidated companies. During the year ended December 31, 2000, FrontLine recognized impairment charges to reflect decreased valuations for certain of its investments as a result of unfavorable market conditions and other factors (see Note 4 to the accompanying consolidated financial statements for further discussion). As a result of such impairment charges, along with the recognition of FrontLine's equity in the net losses of certain ownership interests, the carrying value of FrontLine's ownership interests in and advances to unconsolidated companies, at December 31, 2000 was $39.8 million, less than 4% of total assets, thereby mitigating FrontLine's future equity market risk related to these interests.

     FrontLine also held marketable equity securities with a carrying value of $21.9 million as of December 31, 2000. In the first quarter of 2001, FrontLine sold substantially all of these securities at an average price similar to the per share carrying value at December 31, 2000, thereby mitigating the equity market risk related to these securities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is included in Item 14 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information contained in the section captioned "Proposal I: Election of Directors" of the Company's definitive proxy statement for the 2001 annual meeting of shareholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The   information   contained   in   the   section   captioned   "Executive
Compensation" of the Company's definitive proxy statement for the 2001 annual meeting of shareholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The   information   contained  in  the  section  captioned  "Principal  and
Management Stockholders" of the Company's definitive proxy statement for the 2001 annual meeting of shareholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained in the section captioned "Certain Relationships and Related Transactions" of the Company's definitive proxy statement for the 2001 annual meeting of the shareholders in incorporated herein by reference.


                                     III-1

                                    PART IV

ITEM 14. FINANCIAL STATEMENTS AND SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K

     (a) (1 and 2) Financial Statements and Schedules

     The following consolidated financial information is included as a separate section of this annual report on Form 10-K:

                                                                              PAGE
                                                                             ------
   Report of Independent Auditors ........................................   IV-5
   Consolidated Balance Sheets as of December 31, 2000 and 1999 ..........   IV-6
   Consolidated Statements of Operations for the years ended
     December 31, 2000, 1999 and 1998 ....................................   IV-7
   Consolidated Statements of Shareholders' Equity for the years
     ended December 31, 2000, 1999 and 1998 ..............................   IV-8
   Consolidated Statements of Cash Flows for the years ended
     December 31, 2000, 1999 and 1998 ....................................   IV-9
   Notes to Consolidated Financial Statements ............................   IV-10

     All schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements and notes thereto.

(a)(3) Exhibits

 EXHIBIT     FILING
  NUMBER   REFERENCE                                          DESCRIPTION
- --------- ----------- ------------------------------------------------------------------------------------------
 3.1            6     First Amended and Restated Certificate of Incorporation
 3.2           15     Amended and Restated By-Laws of Registrant
 4.1           16     Specimen Common Stock Share Certificate
 4.2                  Form of Series A Preferred Stock Certificate
 4.3           22     Form of Series B Preferred Stock Certificate (included in Exhibit 4.5)
 4.4                  Certificate of Designations establishing the Company's Series A Convertible Cumulative
                      Preferred Stock
 4.5           22     Certificate of Designations establishing the Company's Series B Convertible Cumulative
                      Preferred Stock
 4.6           20     Rights Agreement, dated as of October 19, 2000, between the Company and American Stock
                      Transfer & Trust Company, which includes as Exhibit B thereto, the Form of Rights
                      Certificates
 4.7           15     Warrant, dated December 7, 1999, to purchase 100,000 shares of common stock
 4.8           15     Warrant, dated December 7, 1999, to purchase 100,000 shares of common stock
 4.9                  Warrant, dated June 29, 2000, to purchase 1,000,000 shares of common stock
 4.10                 Warrant, dated June 29, 2000, to purchase 450,000 shares of common stock
 4.11                 Warrant, dated June 29, 2000, to purchase 50,000 shares of common stock
 4.12                 Form of Warrant for the Company's outstanding public warrants
10.1           15     Amended and Restated Credit Agreement between Reckson Operating Partnership, L.P.
                      ("ROP") and the Company relating to the operations of Reckson Strategic Venture Partners,
                      LLC, dated August 4, 1999
10.2           15     Amended and Restated Credit Agreement between ROP and the Company relating to the operations of the Company, dated August 4, 1999
10.3           18     Amendment to the Amended and Restated Credit Agreements between ROP and the
                      Company, dated November 30, 1999
10.4                  Second Amendment to the Amended and Restated Credit Agreements between ROP and the
                      Company
10.5           20     Amended and Restated Revolving Line of Credit Agreement together with the Amended and
                      Restated Revolving Promissory Note, each dated September 11, 2000, among the Company and Bankers Trust Company
10.6           20     Equity Interest Pledge and Security Agreement, dated as of May 31, 2000, between the
                      Company and Bankers Trust Company
10.7           20     Confirmation and Amendment of Equity Interest Pledge and Security Agreement, dated as of
                      September 11, 2000
10.8           22     Securities Purchase Agreement, dated as of December 13, 2000, by and between the
                      Company and Deutsche Bank Sharps Pixley Inc.
10.9           22     Registration Rights Agreement, dated as of December 13, 2000, by and between the
                      Company and Deutsche Bank Sharps Pixley Inc.
10.10           6     Intercompany Agreement, between the Company and ROP, dated May 13, 1998
10.11           1     1998 Stock Option Plan
10.12           6     1998 Employee Stock Option Plan
10.13           8     1999 Stock Option Plan
10.14          15     2000 Employee Stock Option Plan
10.15                 Long-Term Incentive Plan
10.16           1     Employment Agreement of Steven H. Shepsman
10.17           1     Employment Agreement of Seth B. Lipsay
10.18           5     Limited Liability Company Agreement of Interoffice Superholdings, LLC
10.19           1     Limited Liability Company Agreement of OnSite Ventures, LLC
10.20           1     Limited Liability Company Agreement of RSVP Holdings, LLC
10.21           1     Operating Agreement of Reckson Strategic Venture Partners, LLC ("RSVP")
10.22           1     Supplemental Agreement to Operating Agreement of RSVP
10.23           3     Operating Agreement of Dominion Venture Group LLC
10.24           7     Investor Rights Agreement, by and among OnSite Access, Inc. and certain investors and individuals within management
10.25           7      Voting Agreement, by and among OnSite Access, Inc. and certain investors
10.26           7      Purchase Agreement regarding Series B, Series C and Series D Preferred Stock of OnSite
                       Access, Inc.
10.27           7      Certificate of Designation of Series A, Series B, Series C and Series D Preferred Stock of
                       OnSite Access, Inc.
10.28           9      Series D Convertible Preferred Stock Securities Purchase Agreement, dated as of July 29,
                       1999 by and among VANTAS Incorporated and several Purchasers
10.29           11     Letter Agreement, dated as of September 29, 1999, among the Company, RSI I/O Holdings,
                       Inc., RSI-OnSite Holdings LLC, RSI-OSA Holdings, Inc., JAH Realties, L.P., Veritech
                       Ventures LLC and JAH I/O LLC
10.30           11     Letter of Amendment to Letter Agreement, dated as of September 23, 1999, among the
                       Company, RSI I/O Holdings,  Inc., RSI-OnSite Holdings LLC, RSI-OSA Holdings, Inc., JAH
                       Realties, L.P., Veritech Ventures LLC and JAH I/O LLC
10.31           13     Agreement and Plan of Merger by and among HQ Global Workplaces, Inc. and CarrAmerica
                       Realty Corporation and VANTAS Incorporated and the Company, dated as of January 20,
                       2000
10.32           13     Stock Purchase Agreement between CarrAmerica Realty Corporation and the Company, dated as of January 20, 2000
10.33           13     Stock Purchase Agreement among CarrAmerica Realty Corporation, OmniOffices (UK)
                       Limited and OmniOffices (Lux) 1929 Holding Company S.A. and VANTAS Incorporated
                       and the Company, dated as of January 20, 2000
10.34           15     Subscription Agreement, dated as of February 7, 2000 between the Company and VANTAS
                       Incorporated
10.35           17     First Amendment to Agreement and Plan of Merger by and among VANTAS Incorporated and the Company, on the one hand, and HQ Global Workplaces, Inc. and CarrAmerica
                       Realty Corporation, on the other hand.
10.36           17     First Amendment to the Stock Purchase Agreement by and between CarrAmerica Realty
                       Corporation and the Company
10.37           17     First Amendment to the Stock Purchase Agreement by and between CarrAmerica Realty
                       Corporation, OmniOffices (UK) Limited, OmniOffices (Lux) 1929 Holding Company S.A.,
                       VANTAS Incorporated and the Company
10.38           19     Second Amendment to the Agreement and Plan of Merger by and among VANTAS
                       Incorporated and the Company, on the one hand, and HQ Global Workplaces, Inc. and
                       CarrAmerica Realty Corporation, on the other hand, dated as of May 31, 2000
10.39           19     Stockholders Agreement by and among the Company, HQ Global Workplaces, Inc.,
                       CarrAmerica Realty Corporation and the other parties named therein, dated as of June 1,
                       2000
10.40           19     Registration Rights Agreement by and among the Company and CarrAmerica Realty
                       Corporation, dated as of June 1, 2000

  EXHIBIT     FILING
  NUMBER    REFERENCE                                          DESCRIPTION
- ---------- ----------- -------------------------------------------------------------------------------------------
10.41           19     Agreement and Plan of Merger by and among HQ Global Workplaces, Inc., HQ Global
                       Holdings, Inc. and HQ Merger Subsidiary, Inc., dated as of June 1, 2000
10.42           19     Exchange Agreement by and between the Company and HQ Global Holdings, Inc., dated as of May 31, 2000
10.43           19     Indemnification and Escrow Agreement by and among the Company, CarrAmerica Realty
                       Corporation and the other parties named therein, dated as of June 1, 2000
10.44           19     Purchase Agreement by and among the Company, HQ Global Holdings, Inc. and EOP
                       Operating Limited Partnership, dated as of May 31, 2000
10.45          19      Purchase Agreement by and among the Company and Fortress HQ LLC, dated as of May 31,
                       2000
10.46          19      Purchase Agreement by and among the Company and Stichting Pensioenfonds ABP, dated as of May 31, 2000
10.47          19      Purchase Agreement by and among the Company and First Union Real Estate Equity and
                       Mortgage Investments, dated as of May 31, 2000
10.48          19      Purchase Agreement by and among the Company and CIBC WMC Inc., dated as of May 31,
                       2000
10.49          19      Purchase Agreement by and among the Company and CIBC Employee Private Equity Fund
                       Partners, dated as of May 31, 2000
10.50          19      Purchase Agreement by and among the Company and AEW Targeted Securities Fund, L.P., dated as of May 31, 2000
10.51          19      Purchase Agreement by and among the Company and AEW Targeted Securities Fund II,
                       L.P., dated as of May 31, 2000
10.52          19      Purchase Agreement by and among the Company and Blackacre Capital Partners, L.P., dated as of May 31, 2000
10.53          19      Purchase Agreement by and among the Company and Paribas North America, Inc., dated as of May 31, 2000
10.54          19      Stockholders Agreement by and among the Company, HQ Global Holdings, Inc. and certain holders of Series A Preferred Stock of HQ Global Holdings, Inc. named therein, dated as of
                       May 31, 2000
10.55          19      Registration Rights Agreement by and between HQ Global Holdings, Inc. and the investors named therein, dated as of May 31, 2000
10.56          21      Agreement and Plan of Merger entered into as of November 15, 2000, by and among Intuit
                       Inc., Echo Acquisition Corp., EmployeeMatters, Inc., the Company and the stockholders of the Company signatory thereto.
10.57          14      Warrant Registration Rights Agreement, dated December 7, 1999, by and among Reckson
                       Service Industries, Inc., Elliot S. Cooperstone and H. Thach Pham
21.0                   Statement of Subsidiaries
23.0                   Consent of Independent Auditors
24.0                   Powers of Attorney (included in Part IV of this Form 10-K)

- ----------
(1) Previously filed as an exhibit to Registration Statement on Form S-1 (No.333-44419) and incorporated herein by reference.

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

(7) Previously filed as an exhibit to the Company's Form 8-K filed with the SEC on July 16, 1999 and incorporated herein by reference.

(8) Previously filed as an exhibit to Registration Statement on Form S-8 filed with the SEC on July 29, 1999 and incorporated herein by reference.

(9) Previously filed as an exhibit to the Company's Form 8-K filed with the SEC on August 15, 1999 and incorporated herein by reference.

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

(15) Previously filed as an exhibit to the Company's Form 10-K filed with the SEC on March 29, 2000 and incorporated herein by reference.

(16) Previously filed as an exhibit to Registration Statement on Form S-3 (No.333-34246) and incorporated herein by reference.

(17) Previously filed as an exhibit to the Company's Form 8-K filed with the SEC on May 12, 2000 and incorporated herein by reference.

(18) Previously filed as an exhibit to the Company's Form 10-Q filed with the SEC on May 15, 2000 and incorporated herein by reference.

(19) Previously filed as an exhibit to the Company's Form 8-K filed with the SEC on June 16, 2000 and incorporated herein by reference.

(20) Previously filed as an exhibit to the Company's Form 8-K filed with the SEC on October 24, 2000 and incorporated herein by reference.

(21) Previously filed as an exhibit to the Company's Form 8-K filed with the SEC on November 22, 2000 and incorporated herein by reference.

(22) Previously filed as an exhibit to the Company's Form 8-K filed with the SEC on December 15, 2000 and incorporated herein by reference.

(b) Reports on Form 8-K

1. On October 24, 2000 the Registrant filed a report on Form 8-K relating to:

      (i) the announcement of a refinement of the Registrant's business strategy in order to highlight its holdings in HQ Global Holdings, Inc. and to maximize the value of its other holdings.

      (ii) the authorization by the Registrant's Board of Directors of a dividend distribution of one preferred share purchase right for each outstanding share of common stock of the Registrant pursuant to a shareholder rights plan.

      (iii) the Registrant entering into a secured revolving line of credit of up to $25 million with Bankers Trust Company.

2.    On November 7, 2000, the  Registrant  submitted a report on Form 8-K under
      Item 9 thereof in order to submit its third quarter presentation.

3. On November 22, 2000, the Registrant filed a report on Form 8-K relating to the execution of an Agreement and Plan of Merger with Intuit Inc., Echo Acquisition Corp., EmployeeMatters, Inc. and certain stockholders of EmployeeMatters, Inc.

4. On December 15, 2000, the Registrant filed a report on Form 8-K relating to the closing on a $25 million preferred equity facility with Deutsche Bank Sharps Pixley Inc.

                                  SIGNATURES

     Pursuant  to  the  requirements  of  Section  13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2001.

                   FRONTLINE CAPITAL GROUP

                                     By:   /s/ Scott Rechler
                                          -------------------------------------
                                            (Scott Rechler)
                                          President, Chief Executive
                                          Officer and Director

KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors of FrontLine Capital Group, hereby severally constitute Scott H. Rechler and Mitchell D. Rechler, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Form 10-K filed herewith and any and all amendments to said Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable FrontLine Capital Group to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10-K and any and all amendments thereto.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           NAME                                     TITLE                                 DATE
- -------------------------   -----------------------------------------------------   ---------------
/s/ Scott H. Rechler        Chairman of the Board, President, Chief Executive       March 30, 2001
- ---------------------       Officer and Director (Principal Executive Officer)
(Scott H. Rechler)

/s/ Michael Maturo          Director and Treasurer (Principal Financial Officer     March 30, 2001
- ---------------------              and Accounting Officer)
(Michael Maturo)

/s/ Roger M. Rechler        Director                                                March 30, 2001
- ---------------------
 (Roger M. Rechler)

/s/ Mitchell D. Rechler     Director and Secretary                                  March 30, 2001
- ---------------------
 (Mitchell D. Rechler)

/s/ Paul F. Amoruso         Director                                                March 30, 2001
- ---------------------
 (Paul F. Amoruso)

/s/ Sidney Braginsky        Director                                                March 30, 2001
- ---------------------
 (Sidney Braginsky)

/s/ Ronald Cooper           Director                                                March 30, 2001
- ---------------------
 (Ronald Cooper)

/s/ Douglas A. Sgarro       Director                                                March 30, 2001
- ---------------------
 (Douglas A. Sgarro)

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
FrontLine Capital Group

     We have audited the accompanying consolidated balance sheets of FrontLine Capital Group and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FrontLine
Capital Group and Subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                        ERNST & YOUNG LLP

New York, New York
February 26, 2001

                   FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                  DECEMBER 31,
                                                                          ----------------------------
                                                                               2000           1999
                                                                          -------------   ------------
ASSETS:
Current Assets:
 Cash and cash equivalents ............................................    $   23,105      $  32,740
 Restricted cash ......................................................         6,625         21,572
 Accounts receivable, net of allowance for doubtful accounts of
   $3,393 and $861 at December 31, 2000 and 1999, respectively.........        38,791          8,426
 Other current assets .................................................        35,092         16,008
                                                                           ----------      ---------
   Total Current Assets ...............................................       103,613         78,746
Ownership interests in and advances to unconsolidated companies
 (Note 4) .............................................................        39,845         97,833
Intangible assets, net (Note 6) .......................................       667,936        239,412
Property and equipment, net (Note 5) ..................................       221,677         80,425
Deferred financing costs, net .........................................        48,875          5,426
Investments in joint ventures .........................................        30,531             --
Other assets, net .....................................................        19,883         40,141
                                                                           ----------      ---------
   TOTAL ASSETS .......................................................    $1,132,360      $ 541,983
                                                                           ==========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
 Accounts payable and accrued expenses (Note 7) .......................    $   67,412      $  45,852
 Current portion of senior secured debt (Note 9) ......................        32,999         12,500
 Notes payable (Note 9) ...............................................        25,000             --
 Deferred rent payable ................................................         2,852          2,165
 Other current liabilities ............................................         2,558          1,139
                                                                           ----------      ---------
   Total Current Liabilities ..........................................       130,821         61,656
Credit facilities with related parties (Note 15) .....................        135,523        121,848
Senior secured debt (Note 9) .........................................        179,926         44,407
Subordinated notes payable (Note 9) ..................................        125,000        108,125
Deferred rent payable ................................................         38,562         22,794
Other liabilities ....................................................         82,305         33,706
                                                                           ----------      ---------
   TOTAL LIABILITIES ..................................................       692,137        392,536
                                                                           ----------      ---------
MINORITY INTEREST .....................................................       305,577         35,338
REDEEMABLE CONVERTIBLE PREFERRED STOCK (AGGREGATE LIQUIDATION
 PREFERENCE $15,000) (NOTE 10) ........................................        13,940             --
COMMITMENTS AND CONTINGENCIES .........................................            --             --
SHAREHOLDERS' EQUITY (NOTE 11):
 8.875% convertible cumulative preferred stock, $.01 par value,
   25,000,000 shares authorized, 26,000 and -0- issued and
   outstanding, at December 31, 2000 and 1999, respectively ...........            --             --
 Common stock, $.01 par value, 100,000,000 shares authorized,
   36,625,847 and 30,672,794 shares issued and outstanding at
   December 31, 2000 and 1999, respectively ...........................           366            307
 Additional paid-in capital ...........................................       400,916        162,054
 Accumulated deficit ..................................................      (281,030)       (48,252)
 Accumulated other comprehensive income ...............................           454             --
                                                                           ----------      ---------
   TOTAL SHAREHOLDERS' EQUITY .........................................       120,706        114,109
                                                                           ----------      ---------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .........................    $1,132,360      $ 541,983
                                                                           ==========      =========

         See accompanying notes to consolidated financial statements.

                   FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                     YEAR ENDED DECEMBER 31,
                                                                          ----------------------------------------------
                                                                               2000            1999            1998
                                                                          -------------   -------------   --------------
HQ OPERATING REVENUES:
 Workstation revenue ..................................................    $   296,136     $   129,026              --
 Support services .....................................................        187,826          85,419              --
                                                                           -----------     -----------      -----------
   TOTAL HQ OPERATING REVENUES ........................................        483,962         214,445              --
                                                                           -----------     -----------      -----------
HQ OPERATING EXPENSES:
 Rent .................................................................        178,981          87,775              --
 Support services .....................................................         56,267          26,345              --
 Center general and administrative ....................................         96,682          54,839              --
 General and administrative ...........................................         54,703          17,959              --
                                                                           -----------     -----------      -----------
   TOTAL HQ OPERATING EXPENSES ........................................        386,633         186,918              --
                                                                           -----------     -----------      -----------
   HQ OPERATING INCOME ................................................         97,329          27,527              --
                                                                           -----------     -----------      -----------
HQ OTHER EXPENSES:
 Merger and integration costs (Note 12) ...............................        (25,369)        (26,730)             --
 Depreciation and amortization (Note 2) ...............................        (54,762)        (15,004)             --
 Interest expense, net ................................................        (34,663)        (10,199)             --
                                                                           -----------     -----------      -----------
   HQ Loss ............................................................        (17,465)        (24,406)             --
                                                                           -----------     -----------      -----------
Parent Expenses:
 General and administrative expenses ..................................        (16,478)         (9,509)         (2,613)
 Depreciation and amortization ........................................         (1,123)           (676)         (1,260)
 Amortization of deferred charges .....................................        (14,330)         (8,455)             --
 Restructuring costs (Note 13) ........................................        (12,788)             --              --
 Interest expense, net ................................................        (18,903)         (8,166)           (644)
 Development stage company costs ......................................         (9,999)             --              --
                                                                           -----------     -----------      -----------

   LOSS BEFORE INCOME TAXES, MINORITY INTEREST AND EQUITY IN NET LOSS
    AND IMPAIRMENT OF UNCONSOLIDATED COMPANIES ........................        (91,086)        (51,212)         (4,517)
(Provision for) benefit from income taxes (Note 8) ....................         (5,428)          2,841              --
Minority interest .....................................................         (7,688)         18,790              --
Equity in net loss and impairment of unconsolidated companies (Note 4)        (125,928)        (10,266)         (3,630)
                                                                           -----------     -----------      -----------
   LOSS BEFORE EXTRAORDINARY ITEM FROM EARLY EXTINGUISHMENT OF DEBT ...       (230,130)        (39,847)         (8,147)
Extraordinary item from early extinguishment of debt ..................         (2,648)             --              --
                                                                           -----------     -----------      -----------
   NET LOSS ...........................................................       (232,778)        (39,847)         (8,147)

Dividends on and accretion of preferred stock .........................         (2,119)             --              --
                                                                           -----------     -----------      -----------
   Net loss applicable to common shareholders .........................    $  (234,897)    $   (39,847)    $    (8,147)
                                                                           ===========     ===========     ===========
Basic and diluted net loss per weighted average common share ..........    $     (6.73)    $     (1.56)    $      (.56)
                                                                           ===========     ===========     ===========
Basic and diluted weighted average common shares outstanding ..........     34,880,709      25,600,985      14,522,513
                                                                           ===========     ===========     ===========

          See accompanying notes to consolidated financial statements.

                   FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                (IN THOUSANDS)

                                                                                           ACCUMULATED
                                                               ADDITIONAL                     OTHER           TOTAL
                                                      COMMON     PAID-IN    ACCUMULATED   COMPREHENSIVE   SHAREHOLDERS'
                                                       STOCK     CAPITAL      DEFICIT         INCOME         EQUITY
                                                     -------- ------------ ------------- --------------- --------------
SHAREHOLDERS' EQUITY, JANUARY 1, 1998 ..............   $ --     $  4,480    $     (258)          --        $    4,222
 Distribution of shares ............................     41           --            --           --                41
 Proceeds from rights offering, net of costs of
   $1,296 ..........................................    206       19,646            --           --            19,852
 Net loss ..........................................     --           --        (8,147)          --            (8,147)
                                                       ----     --------    ----------       ------        ----------
SHAREHOLDERS' EQUITY, DECEMBER 31, 1998 ............    247       24,126        (8,405)          --            15,968
 Issuance of common stock ..........................     44       71,923            --           --            71,967
 Proceeds from the exercise of employee stock
   options .........................................      2          274            --           --               276
 Issuance of warrants ..............................     --        2,172            --           --             2,172
 Proceeds from public offering, net of costs of
   $4,348 ..........................................     14       63,559            --           --            63,573
 Net loss ..........................................     --           --       (39,847)          --           (39,847)
                                                       ----     --------    ----------       ------        ----------
SHAREHOLDERS' EQUITY, DECEMBER 31, 1999 ............    307      162,054       (48,252)          --           114,109
 Issuance of common stock ..........................     31       66,019            --           --            66,050
 Issuance of common stock and warrants in a
   public offering, net of costs of $6,667 .........     26      115,920            --           --           115,946
 Issuance of preferred stock, net ..................     --       24,459            --           --            24,459
 Proceeds from the exercise of employee stock
   options .........................................      2        1,163            --           --             1,165
 Issuance of warrants ..............................     --       33,420            --           --            33,420
 Dividends on and accretion of redeemable
   preferred stock .................................     --       (2,119)           --           --            (2,119)
 Unrealized gain on marketable equity
   securities ......................................     --           --            --          591               591
 Cumulative translation adjustment .................     --           --            --         (137)             (137)
 Net loss ..........................................     --           --      (232,778)          --          (232,778)
                                                       ----     --------    ----------       ------        ----------
SHAREHOLDERS' EQUITY, DECEMBER 31, 2000 ............   $366     $400,916    $ (281,030)      $  454        $  120,706
                                                       ====     ========    ==========       ======        ==========

         See accompanying notes to consolidated financial statements.

                   FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                    YEAR ENDED DECEMBER 31,
                                                                         ---------------------------------------------
                                                                              2000             1999           1998
                                                                         --------------   -------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss ............................................................     $ (232,778)     $  (39,847)     $  (8,147)
 Adjustments to reconcile net loss to cash provided by (used in)
   operating activities:
   Depreciation and amortization .....................................         55,885          15,680          1,260
   Amortization of deferred financing costs ..........................          5,720             719             --
   Extraordinary loss on early extinguishment of debt ................          2,648              --             --
   Equity in net loss and impairment of unconsolidated companies              125,928          10,266          3,630
   Minority interest .................................................          7,688         (18,790)            --
   Deferred income taxes .............................................             --          (3,541)            --
   Amortization of deferred charges ..................................         15,188          30,493             --
   Non-cash restructuring costs ......................................          8,875              --             --
   Cumulative translation adjustment .................................           (247)             --             --
   Changes in operating assets and liabilities:
    Accounts receivable, net .........................................        (24,493)         (1,328)            --
    Acquisition costs and other assets ...............................          9,406          (7,251)          (795)
    Deferred rent payable ............................................         16,455           6,024             --
    Accounts payable and accrued expenses ............................        (29,103)         19,834          1,774
    Other liabilities ................................................         18,069              88             --
    Affiliate receivables ............................................             --           7,759        (12,626)
                                                                           ----------      ----------      ---------
     Net cash provided by (used in) operating activities .............        (20,759)         20,106        (14,904)
                                                                           ----------      ----------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisitions of officing solutions centers ..........................       (323,653)        (47,329)            --
 Equipment ...........................................................        (63,487)        (41,882)          (115)
 Restricted cash .....................................................         22,866         (10,318)            --
 Acquisition of ownership interests and advances to unconsolidated
   companies .........................................................        (68,322)       (132,332)       (43,959)
                                                                           ----------      ----------      ---------
     Net cash used in investing activities ...........................       (432,596)       (231,861)       (44,074)
                                                                           ----------      ----------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock and warrants, net of costs .................        156,957          60,812             --
 Issuance of preferred and redeemable preferred stock, net of costs            38,510              --             --
 Deferred financing costs ............................................        (27,161)         (4,398)            --
 Net proceeds from credit facilities with related parties ............         13,675         128,492         40,982
 Capital leases ......................................................         (2,657)         (2,226)            --
 Exercise of options .................................................          1,165           3,125             --
 Net proceeds from secured credit facility and notes payable .........         55,615          44,407             --
 Preferred dividends .................................................           (577)             --             --
 Net proceeds from rights offering ...................................             --              --         19,893
 Net proceeds from minority interest .................................        208,193           8,642             --
                                                                           ----------      ----------      ---------
     Net cash provided by financing activities .......................        443,720         238,854         60,875
                                                                           ----------      ----------      ---------
CASH AND CASH EQUIVALENTS:
 Net increase (decrease) .............................................         (9,635)         27,099          1,897
 Beginning of period .................................................         32,740           5,641            129
                                                                           ----------      ----------      ---------
 End of period .......................................................     $   23,105      $   32,740      $   2,026
                                                                           ==========      ==========      =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the year for:
   Interest ..........................................................     $   58,245      $   14,253      $     816
                                                                           ==========      ==========      =========
   Income taxes ......................................................     $      907      $    2,009             --
                                                                           ==========      ==========      =========

          See accompanying notes to consolidated financial statements.

                   FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1999 AND 2000

1. DESCRIPTION OF THE COMPANY

     FrontLine Capital Group ("FrontLine" or the "Company") was formed on July 15, 1997 and was spun off from Reckson Associates Realty Corp. ("Reckson Associates") in June 1998. FrontLine manages companies servicing small and medium-size enterprises ("SMEs") and mobile workforces of larger companies. FrontLine has two distinct operating segments: one holds FrontLine's interest in HQ Global Workplaces, Inc., the world's largest provider of officing solutions (see Note 3 for further discussion), and its predecessor companies ("HQ" or the "HQ Global Segment"), and the other consists of FrontLine (parent company) ("FrontLine Parent") and its interests in a group of technology-based companies (the "Parent and Other Interests Segment").

     In October 2000, FrontLine announced that, as a result of changing market conditions, it was refining its strategic plan (the "Restructuring"- see Note 13 for further discussion) to highlight its holdings in HQ and to maximize the value of its other holdings. Additionally, in conjunction with the Restructuring, FrontLine announced that it would focus its resources and capital on the businesses within its existing portfolio and cease pursuing new investment activities.

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

     Consolidation. Entities in which the Company directly or indirectly owns more than 50% of the outstanding voting securities or controls the board of directors are generally accounted for under the consolidation method of accounting. Under this method, an investee's results of operations are reflected within the Company's Consolidated Statements of Operations. Participation of other (non-FrontLine) shareholders in the earnings or losses of a consolidated company is reflected in the caption "Minority interest" in the Company's Consolidated Statements of Operations. Minority interest adjusts the Company's consolidated results of operations to reflect only the Company's share of the earnings or losses of the consolidated company.

     Equity Method. Investees whose results are not consolidated, but over whom the Company exercises significant influence, are accounted for under the equity method of accounting. Under the equity method of accounting, an investee's accounts are not reflected within the Company's Consolidated Statements of Operations; however, FrontLine's share of the earnings or losses of the investee is reflected in the caption "Equity in net loss and impairment of unconsolidated companies" in the accompanying Consolidated Statements of Operations.

     Cost Method. Investees not accounted for under the consolidation or the equity method of accounting, which are generally those in which the Company has less than a 20% interest in the voting securities of the investee, are accounted for under the cost method of accounting. Under this method, the Company's share of the earnings or losses of such companies is not included in the Consolidated Statements of Operations.

                   FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 1999 AND 2000 - (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

CASH AND CASH EQUIVALENTS

     The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

     HQ's and FrontLine's cash balances are each held primarily at one financial institution and may, at times, exceed insurable amounts. The Company believes it mitigates its risk by investing in or through a major financial institution.

MARKETABLE EQUITY SECURITIES

     Available-for-sale marketable equity securities held by FrontLine at December 31, 2000 are reported at fair market value, with the resulting net unrealized gain or loss reported within shareholders' equity.

RECEIVABLES

     HQ leases office space and provides support services to clients in various industries, ranging in size from small entrepreneurial entities to local offices of international corporations. HQ performs credit evaluations of its clients and generally requires at least two months' rent as a security deposit. HQ's business centers are located primarily throughout the United States and Europe, which limits HQ's exposure to certain economic risks, based upon local economic conditions. HQ records an allowance for doubtful accounts which reflects management's estimate of the risk of uncollectible accounts receivable. Losses in excess of management's estimates have not been significant.

PROPERTY AND EQUIPMENT

     Property and equipment consists primarily of property and equipment owned by HQ, and is stated at cost less accumulated depreciation and amortization. Effective January 1, 1999, the Company adopted Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software. During 1999 and 2000, HQ capitalized $5.5 million and $5.7 million, respectively, related to the development of its enterprise resource system.

     Office equipment, furniture and fixtures are depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. The cost of HQ's enterprise resource system is being amortized over seven years. Leasehold improvements are amortized over the lesser of the term of the related lease or the estimated useful lives of the assets.

DEFERRED FINANCING COSTS

     The Company amortizes deferred financing costs over the term of the related debt. As of December 31, 2000 and 1999, accumulated amortization was $7.1 million and $2.0 million, respectively. Amortization of deferred financing costs is included as a component of interest expense in the accompanying consolidated statement of operations.

INTANGIBLE ASSETS

     Intangible assets consist primarily of goodwill representing the excess of the purchase price over the net assets of VANTAS Incorporated ("VANTAS") and HQ. In connection with the merger of HQ and VANTAS (see Note 3), the Company reassessed the estimated life of goodwill resulting from the merger. As a result, the amortization period for goodwill was reduced from 30 to 20 years, resulting in additional amortization expense of $2.1 million for the year ended December 31, 2000. The goodwill recorded in the

                   FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 1999 AND 2000 - (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

merger is being amortized using the straight-line method over a 20-year period based on management's assessment of the significant barriers to entry due to the rapid consolidation in the officing solutions business and the lack of exposure to technological obsolescence in the global officing solutions business. HQ engages in lease commitments ranging from 10-15 years, typically with 5-year renewal options.

IMPAIRMENTS

Ownership Interests and Advances to Unconsolidated Companies

     The Company continually evaluates the carrying value of its ownership interests in and advances to each of its investments in unconsolidated companies for possible impairment based on achievement of business plan objectives and milestones, the value of each ownership interest in the unconsolidated company relative to carrying value, the financial condition and prospects of the company and other relevant factors. The fair value of the Company's ownership interests in and advances to privately held companies is generally determined based on the value at which independent third parties have invested or have committed to invest in the companies. In connection with the Restructuring, the Company recorded a $25.7 million charge during the year ended December 31, 2000 to recognize impairment charges to reduce the carrying value of its investments in certain unconsolidated companies. Such charges are included in "Equity in net loss and impairment of unconsolidated companies" in the accompanying Consolidated Statements of Operations.

Long-Lived Assets

     The Company reviews long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to projected future undiscounted cash flows expected to be generated by the asset or business center. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Other than the impairment charges reflected in "Restructuring Costs" (see Note 13), at December 31, 2000, management believes that no impairment of long-lived assets has occurred and that no reduction of the related estimated useful lives is warranted. The assessment of the recoverability of long-lived assets will be impacted if estimated future operating cash flows are not achieved. Assets to be disposed of are reported at the lower of the carrying amount or estimated fair value less costs to sell.

FOREIGN CURRENCY TRANSLATION

     HQ's financial statements have been prepared using the local currency as the functional currency. Foreign currency exchange gains and losses resulting from the translation of financial statements denominated in local currencies into U.S. dollars are included as a component of stockholders' equity.

REVENUE RECOGNITION

     The Company's operating revenues for all periods presented were attributable to HQ. Revenues from workstations and business services are recognized as the related services are provided. Workstation revenues consist of office and related furniture rental, parking and storage. Business services consist of (1) technology services comprised of Internet, videoconferencing and telecommunications services and (2) other business services which include charges to clients that do not require offices on a full-time basis, conference and training room usage, catering, copies, management and franchise fees.

                   FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 1999 AND 2000 - (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

FRANCHISE FEES

     As a result of the HQ Merger, HQ became a franchisor of 46 domestic and 30 international business centers operated by unrelated franchisees. The financial results of franchised locations are not included in the consolidated results of the Company. HQ charges a franchise fee for use of its brand name and marketing support, which is recorded in the period earned. Franchise fees aggregated $1.8 million for the year ended December 31, 2000, and are included in business service revenues.

RENT EXPENSE

     Payments under operating leases are recognized as rent expense on a straight-line basis over the term of the related lease. The difference between the rent expense recognized for financial reporting purposes and the actual payments made in accordance with the lease agreements is recognized as a deferred rent liability. Rent expense charged to operations for the years ended December 31, 2000 and 1999, exceeded actual rental payments by $9.2 million and $6.0 million, respectively.

     During the years ended December 31, 2000 and 1999, the Company recorded deferred credits relating to tenant improvements which are reimbursed or paid by landlords and amortized against rent expense over the life of the leases, of $8.9 million and $11.8 million, respectively. As of December 31, 2000 and 1999, the deferred rent liability includes approximately $21.3 million and $14.4 million, respectively, representing the unamortized balances of such deferred credits.

     The estimated fair value of favorable lease rates on business centers acquired in the HQ Merger (see Note 3) is being amortized over the terms of the respective leases acquired.

HQ DEPRECIATION AND AMORTIZATION

     Depreciation and amortization of the HQ Segment consists of the following (in thousands):

                                                      YEAR ENDED DECEMBER 31,
                                                      -----------------------
                                                         2000         1999
                                                      ----------   ---------
Property and equipment ............................    $29,103      $ 8,738
Goodwill ..........................................     23,929        6,101
Favorable acquired business center leases .........      1,400           --
Other intangible assets ...........................        330          165
                                                       -------      -------
                                                       $54,762      $15,004
                                                       =======      =======

STOCK-BASED COMPENSATION

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options and grants because the alternative fair value accounting provided for under Statement of Financial Accounting Standard ("SFAS") No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," requires the use of option valuation models that were not developed for use in valuing employee stock options.

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

                   FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 1999 AND 2000 - (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

     Additionally, deferred tax assets are recognized for temporary differences that will result in deductible amounts in future years. A valuation allowance is recognized if it is more likely than not that some portion of the deferred asset will not be realized. As of December 31, 2000, the Company's deferred tax assets have been fully reserved because of the uncertainty of the timing and amount of future taxable income.

COMPREHENSIVE LOSS

     Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions, events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. During the year ended December 31, 2000, the difference between net loss ($232,778,000) and total comprehensive loss ($232,324,000) was due to unrealized gains on "available-for-sale" marketable securities partially offset by an unrealized loss arising from foreign currency translation.

SEGMENT REPORTING

     The segment information required by SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," relating to the HQ Segment and the Parent and Other Interests Segment is presented in Notes 3 and 4, respectively.

     Each of the segments has a FrontLine senior professional assigned for purposes of monitoring performance and carrying out operating activity. These professionals report directly to the Chief Executive Officer and Treasurer, who along with the Board of Directors have been identified as the Chief Operating Decision Makers ("CODM") because of their final authority over resource allocation decisions and performance assessment.

     FrontLine's governance and control rights are generally exercised through Board of Directors seats and through representation on the executive committees of the various segment entities.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107, "Disclosures About Fair Value of Financial Instruments" requires the Company to disclose the estimated fair values of its financial instrument assets and liabilities. The carrying amounts approximate fair value for cash and cash equivalents, accounts receivable and accounts payable because of the short maturity of those instruments. Other than as disclosed in Notes 9 and 15, the estimated fair values of the Company's long-term debt approximate the recorded balances.

HQ NATURE OF OPERATIONS

     The future results of operations and financial condition of HQ will be impacted by the following factors, among others: the competition in the office solutions business with respect to, among other things, price, service, and location; dependence on leases and changes in lease costs; the availability of capital for expansion; the ability to obtain and retain qualified employees; and the level of difficulty experienced in the integration of acquired businesses and the competition for future acquisitions.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

     The Company adopted the provision of SFAS No. 133 ("SFAS 133") "Accounting for Derivatives and Hedging Activities," as amended, effective January 1, 2001. SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be

                   FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 1999 AND 2000 - (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

     HQ enters into contracts that establish a cap and a floor interest rate on notional amounts to hedge the interest rate risk on its floating-rate debt. The Company's policy is that it will not speculate in hedging activities. Had the Company adopted SFAS 133 as of December 31, 2000, the effect would have been to increase interest expense and current liabilities by $1.0 million.

USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The most significant assumptions and estimates relate to the lives and recoverability of long-lived assets. Actual results could differ from those estimates.

RECLASSIFICATIONS

     Certain   prior   period   amounts   and   segment  disclosures  have  been
reclassified to conform to the current year presentation.

3. INTEREST IN HQ GLOBAL AND PREDECESSOR ENTITIES

VANTAS AND PREDECESSOR ENTITIES

     On January 8, 1999, InterOffice Superholdings Corporation ("InterOffice") (36 executive office suite centers) and Reckson Executive Centers, Inc. ("Reckson Executive") (8 executive office suite centers) merged with Alliance National Incorporated, a holding company which owned and operated approximately 90 nationally located executive office suite centers (the "VANTAS Merger"). To effectuate the VANTAS Merger, the Company contributed approximately $21.4 million of assets represented by the assets of InterOffice and Reckson Executive, which were acquired by FrontLine in 1998. The merged entity changed its name to VANTAS. The stockholders of InterOffice and Reckson Executive received 13,325,424 shares of convertible Series C Preferred Stock of VANTAS valued at $63.3 million representing approximately 40% of the equity interest in VANTAS of which approximately 23% was received by the Company.

     In addition to the VANTAS Merger described above, VANTAS acquired 42 business centers, in 11 acquisitions, for an aggregate purchase price of $43.6 million in cash during the year ended December 31, 1999. The VANTAS Merger and these acquisitions (collectively, the "1999 Mergers") were recorded using the purchase method of accounting and are included in operations from the date of acquisition. The aggregate cost of the 1999 Mergers consisted of the following (in thousands):

Cash paid to former owners, net of cash received .........    $ 38,096
VANTAS Series C Preferred Stock ..........................      63,296
Transaction costs ........................................       7,088
                                                              --------
                                                              $108,480
                                                              ========

                   FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 1999 AND 2000 - (CONTINUED)
3. INTEREST IN HQ GLOBAL AND PREDECESSOR ENTITIES - (CONTINUED)

     The costs of the 1999 Mergers have been allocated to the respective assets acquired and liabilities assumed, with the remainder recorded as goodwill as follows (in thousands):

Working capital ...........................................    $   4,618
Goodwill ..................................................      115,968
Other assets ..............................................        2,984
Other non current liabilities .............................      (16,063)
Deferred income taxes .....................................          973
                                                               ---------
                                                               $ 108,480
                                                               =========

     As of December 31, 1999, VANTAS operated 201 business centers in 27 states, the District of Columbia, France and Mexico and managed 5 other centers for unrelated property owners. VANTAS provided fully furnished individual offices and suites and a full range of telecommunication and business support services to clients that generally required 2,000 square feet or less of traditional office space. VANTAS did not own the real estate in which the business centers were located.

     As a result of the step acquisition during 1999 of a controlling interest in VANTAS, the Company changed the accounting method for its investment in VANTAS from the equity method to the consolidation method during the fourth quarter of 1999 and retroactively restated all 1999 quarters. During the third quarter of 1999, the Company increased its ownership in VANTAS to approximately 35% on a basic basis and 29% on a diluted basis through the acquisition of an additional $23.0 million equity ownership interest in VANTAS as a part of a $30.0 million financing by VANTAS. Subsequently, the Company entered into stock purchase agreements with other VANTAS stockholders to increase its ownership to approximately 84% on a basic basis and 76% on a diluted basis. The terms to acquire these VANTAS shares were generally to pay 70% of the purchase price in cash and the remaining 30% in FrontLine stock, which at the time had a value of $19.00 per share. The closings for these transactions took place periodically from November 30, 1999 and were completed during the first quarter of 2000. As of December 31, 1999, the Company had expended approximately $59.8 million in cash and issued 1,828,099 shares of its common stock. In closings during the first quarter of 2000, the Company paid approximately $43.3 million in cash and issued 1,294,103 shares of its common stock.

MERGER WITH HQ

     On June 1, 2000, VANTAS merged with HQ Global Workplaces, Inc. ("Old HQ"), in a two-step merger, and HQ Global also acquired two other entities involved in the executive office suites business outside the United States (the "HQ Merger"). As a result of the HQ Merger, the combined company, under the name HQ Global Workplaces, Inc., became a wholly-owned subsidiary of a newly-formed parent corporation, HQ Global. The HQ Merger was financed through a combination of debt and HQ Global preferred stock and warrants. As of December 31, 2000, FrontLine's ownership interest was 56.5% on a basic basis. Although FrontLine's percentage ownership may vary depending on the actual preferred stock conversion price, on a fully-diluted basis, assuming the outstanding preferred stock converted at the HQ Merger conversion price, and assuming that certain warrants to purchase HQ Global stock become exercisable (which would occur if a qualified initial offering of HQ is not consummated by March 1, 2002), FrontLine would own approximately 37.1% of the common stock of HQ Global. To effectuate the HQ Merger, FrontLine contributed approximately $17 million in cash and its ownership interest in VANTAS. Additionally, FrontLine holds an option it purchased in January 1999, to acquire another HQ Global shareholder's 3.1% basic interest for $4.3 million at any time between July 8, 2001 and January 7, 2002.

                   FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 1999 AND 2000 - (CONTINUED)

3. INTEREST IN HQ GLOBAL AND PREDECESSOR ENTITIES - (CONTINUED)

     The costs of the HQ Merger have been allocated to the respective assets acquired and liabilities assumed, with the remainder recorded as goodwill, based on preliminary estimates of fair values as follows (in thousands):

Working capital .............................................  $    7,840
Property and equipment ......................................     107,047
Goodwill ....................................................     407,441
Favorable acquired business center operating leases .........      25,690
Other assets ................................................      32,504
Other liabilities ...........................................     (45,080)
Notes payable ...............................................    (138,693)
                                                               ----------
   Total ....................................................  $  396,749
                                                               ==========


     The estimates of fair value were determined by HQ's management based on information provided by the management of the acquired entities. The above purchase price allocation has been revised from the original allocation as estimated amounts have been finalized.

     HQ is the largest provider of flexible officing solutions in the world. As of December 31, 2000, HQ owned, operated, or franchised 462 business centers in 19 countries. This included 26 business centers open for twelve months or less. Also included are six business centers managed by HQ for unrelated third parties and 9 international joint-venture business centers through its European subsidiary. HQ's wholly-owned subsidiary is also the franchisor of 46 domestic and 30 international business centers for unrelated franchisees. HQ also provides a complete outsourced office solution through furnished and equipped individual offices and multi-office suites available on short notice with flexible contracts. HQ also provides business support and information services including: telecommunications; broadband Internet access; mail room and reception services; high-speed copying, faxing and printing services; secretarial, desktop publishing and IT support services and various size conference facilities, with multi-media presentation and, in certain cases, video teleconferencing capabilities. HQ also provides similar services for those businesses and individuals that do not require offices on a full-time basis.

UNAUDITED PRO FORMA INFORMATION

     The unaudited pro forma financial information set forth below is based upon the historical statements of operations of FrontLine for the years ended December 31, 2000 and 1999, adjusted to give effect to the HQ Merger as of the beginning of each period presented. The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the HQ Merger occurred as presented, nor does it purport to represent the results of operations for future periods (in millions, except per share amounts).

                                                      YEAR ENDED DECEMBER 31,
                                                      -----------------------
                                                          2000        1999
                                                      ----------- -----------
Revenues ............................................  $   612.3   $   473.3
Net loss ............................................     (222.9)     (100.8)
Net loss applicable to common shareholders ..........     (225.0)     (100.8)
Basic and diluted net loss per common share .........      (6.45)      (2.91)

                   FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 1999 AND 2000 - (CONTINUED)

3. INTEREST IN HQ GLOBAL AND PREDECESSOR ENTITIES - (CONTINUED)

GEOGRAPHIC INFORMATION

     HQ's headquarters are located in Dallas, Texas. As of December 31, 2000, HQ owned, operated or franchised 462 businesses in 19 countries, primarily in the United States and the United Kingdom. Prior to 2000, substantially all of HQ's revenues were derived from business centers located in the United States. Revenues by geographical area for the year ended December 31, 2000 are summarized below (in thousands):

United States ..............................    $443,131
United Kingdom .............................      25,836
Other ......................................      14,995
                                                --------
                                                $483,962
                                                ========

     The location of HQ's long-lived assets at December 31, 2000 are summarized below (in thousands):

                            PROPERTY AND
                             EQUIPMENT      INTANGIBLES       TOTAL
                           -------------   -------------   -----------
United States ..........     $ 202,005        $581,980      $783,985
United Kingdom .........        16,326          80,581        96,907
Other ..................         3,346           5,375         8,721
                             ---------        --------      --------
                             $ 221,677        $667,936      $889,613
                             =========        ========      ========

ALLOWANCE FOR DOUBTFUL ACCOUNTS

     The following represents the activity in HQ's allowance for doubtful accounts for the years ended December 31, 1999 and 2000 (in thousands):

Balance at January 1, 1999 .......................................    $    401
 Charged to costs and expenses ...................................       1,291
 Accounts written off ............................................        (831)
                                                                        ------
Balance at December 31, 1999 .....................................         861
 Charged to costs and expenses ...................................       3,110
 Allowance acquired in the HQ Merger .............................       1,335
 Accounts written off ............................................      (1,913)
                                                                        ------
Balance at December 31, 2000 .....................................    $  3,393
                                                                        ======

FINANCIAL STATEMENTS

     The following statements present the portion of the Company's financial position, results of operations and cash flows represented by HQ Global and predecessor entities as of and for the periods indicated.

                   FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 1999 AND 2000 - (CONTINUED)

3. INTEREST IN HQ GLOBAL AND PREDECESSOR ENTITIES - (CONTINUED)

BALANCE SHEETS (IN THOUSANDS)

                                                                                DECEMBER 31,   DECEMBER 31,
                                                                                    2000           1999
                                                                               -------------- -------------
ASSETS:
Current Assets:
 Cash and cash equivalents ...................................................   $   16,182      $  3,807
 Restricted cash .............................................................        6,625        21,572
 Accounts receivable, net of allowance for doubtful accounts of $3,393 and
   $861 at December 31, 2000 and 1999, respectively ..........................       38,791         8,426
 Other current assets ........................................................       13,164        16,008
                                                                                 ----------      --------
    Total Current Assets .....................................................       74,762        49,813
Intangible assets, net .......................................................      667,936       239,412
Property and equipment, net ..................................................      221,677        80,064
Deferred financing costs, net ................................................       48,246         5,426
Investments in joint ventures ................................................       30,531            --
Other assets, net ............................................................       10,347        10,039
                                                                                 ----------      --------
    Total Assets .............................................................   $1,053,499      $384,754
                                                                                 ==========      ========
LIABILITIES AND NET BUSINESS UNIT EQUITY:
Current Liabilities:
 Accounts payable and accrued expenses .......................................   $   58,166      $ 38,010
 Current portion of senior secured debt ......................................       32,999        12,500
 Deferred rent payable .......................................................        2,852         2,165
 Other current liabilities ...................................................        2,558         1,139
                                                                                 ----------      --------
    Total Current Liabilities ................................................       96,575        53,814
Senior secured debt ..........................................................      179,926            --
Subordinated notes payable ...................................................      125,000       108,125
Deferred rent payable ........................................................       38,562        22,794
Other liabilities ............................................................       68,406        28,176
                                                                                 ----------      --------
    Total Liabilities ........................................................      508,469       212,909
Minority interest ............................................................      305,577        35,338
Cumulative translation adjustment ............................................         (137)           --
Net business unit equity .....................................................      239,590       136,507
                                                                                 ----------      --------
    Total Liabilities and Net Business Unit Equity ...........................   $1,053,499      $384,754
                                                                                 ==========      ========


                   FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 1999 AND 2000 - (CONTINUED)

3. INTEREST IN HQ GLOBAL AND PREDECESSOR ENTITIES - (CONTINUED)

STATEMENT OF OPERATIONS (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                         YEAR ENDED DECEMBER 31,
                                                             -----------------------------------------------
                                                                  2000            1999             1998
                                                             -------------   --------------   --------------
HQ Operating Revenues:
 Workstation revenue .....................................   $  296,136       $   129,026               --
 Support services ........................................      187,826            85,419               --
                                                             ----------       -----------       -----------
   Total HQ Operating Revenues ...........................      483,962           214,445               --
                                                             ----------       -----------       -----------
HQ Operating Expenses:
 Rent ....................................................      178,981            87,775               --
 Support services ........................................       56,267            26,345               --
 Center general and administrative .......................       96,682            54,839               --
 General and administrative ..............................       54,703            17,959               --
                                                             ----------       -----------       -----------
   Total HQ Operating Expenses ...........................      386,633           186,918               --
                                                             ----------       -----------       -----------
   HQ Operating Income ...................................       97,329            27,527               --
HQ Other Expenses:
 Merger and integration costs ............................      (25,369)          (26,730)              --
 Depreciation and amortization ...........................      (54,762)          (15,004)              --
 Interest expense, net ...................................      (34,663)          (10,199)              --
                                                             ----------       -----------       -----------
   Loss before income taxes, minority interest and equity
    losses ...............................................      (17,465)          (24,406)              --
(Provision for) benefit from income taxes ................       (5,428)            2,841               --
Minority interest ........................................       (7,688)           18,790               --
Equity in net loss of unconsolidated companies ...........           --                --              (95)
                                                             ----------       -----------      -----------
   Net loss attributable to HQ ...........................   $  (30,581)      $    (2,775)     $       (95)
                                                             ==========       ===========      ===========
Basic and diluted net loss attributable to HQ per weighted
 average common share ....................................        (0.88)      $     (0.11)     $     (0.01)
                                                             ==========       ===========      ===========
Basic and diluted weighted average common shares of
 FrontLine outstanding ...................................   34,880,709        25,600,985       14,522,513
                                                             ==========       ===========      ===========

                   FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 1999 AND 2000 - (CONTINUED)

3. INTEREST IN HQ GLOBAL AND PREDECESSOR ENTITIES - (CONTINUED)

STATEMENTS OF CASH FLOWS (IN THOUSANDS)

                                                                       YEAR ENDED DECEMBER 31,
                                                               ----------------------------------------
                                                                    2000           1999          1998
                                                               -------------   ------------   ---------
Cash Flows from Operating Activities:
Net loss attributable to HQ ................................    $  (30,581)     $  (2,775)      $ (95)
Adjustments to reconcile net loss attributable to HQ to cash provided by operating activities:
   Depreciation and amortization ...........................        54,762         15,004          --
   Amortization of deferred financing costs ................         4,920            719          --
   Equity in net loss of unconsolidated companies ..........            --             --          95
   Minority interest .......................................         7,688        (18,790)         --
   Deferred income taxes ...................................            --         (3,541)         --
   Amortization of deferred charges ........................           858         12,493          --
   Cumulative translation adjustment .......................          (247)            --          --
   Changes in operating assets and liabilities:
    Accounts receivable, net ...............................       (24,493)        (1,328)         --
    Acquisition costs and other assets .....................        11,141         (5,473)         --
    Deferred rent payable ..................................        16,455          6,024          --
    Accounts payable and accrued expenses ..................       (22,425)        19,755          --
    Other liabilities ......................................         9,700          2,527          --
                                                                ----------      ---------       -----
      Net cash provided by operating activities ............        27,778         24,615          --
                                                                ----------      ---------       -----

Cash Flows from Investing Activities:
 Acquisitions of officing solutions centers ................      (251,051)       (47,329)         --
 Equipment .................................................       (60,468)       (41,541)         --
 Restricted cash ...........................................        22,866        (10,318)         --
                                                                ----------      ---------       -----
      Net cash used in investing activities ................      (288,653)       (99,188)         --
                                                                ----------      ---------       -----

Cash Flows from Financing Activities:
 Net proceeds from Parent ..................................        18,424         23,817          --
 Deferred financing costs ..................................       (25,732)            --          --
 Net proceeds from notes payable ...........................        75,022         44,532          --
 Capital leases ............................................        (2,657)        (2,226)         --
 Net proceeds from minority interest .......................       208,193          8,642          --
                                                                ----------      ---------       -----
      Net cash provided by financing activities ............       273,250         74,765          --
                                                                ----------      ---------       -----

Cash and Cash Equivalents:
 Net increase  .............................................        12,375            192          --
 Beginning of period .......................................         3,807          3,615          --
                                                                ----------      ---------       -----
 End of period .............................................    $   16,182      $   3,807          --
                                                                ==========      =========       =====

                   FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 1999 AND 2000 - (CONTINUED)

4. OTHER OWNERSHIP INTERESTS

     The Company's ownership interests in its investees are classified according to the applicable accounting method utilized at December 31, 2000 and 1999. The carrying value of equity method investments represents the Company's acquisition cost less any impairment charges and the Company's share of such investees' losses. The carrying value of cost method investments represents the Company's acquisition costs less any impairment charges in such investees. The Company's ownership interests in and advances to investees as of December 31, 2000, are as follows (in thousands):

                                DECEMBER 31, 2000                DECEMBER 31, 1999
                          ------------------------------   ------------------------------
                           CARRYING VALUE        COST       CARRYING VALUE        COST
                          ----------------   -----------   ----------------   -----------
Equity Method .........        $32,969        $156,104          $91,433        $107,245
Cost Method ...........          6,876          17,700            6,400           6,400
                               -------                          -------
                               $39,845                          $97,833
                               =======                          =======

     The following details the Company's equity in net loss and impairment of unconsolidated companies (in thousands):

                                                                                    YEAR ENDED DECEMBER 31,
                                                                           ------------------------------------------
                                                                                2000           1999           1998
                                                                           -------------   ------------   -----------
OnSite Access, Inc. and predecessor entity .............................    $  (39,017)     $  (8,137)     $    (30)
RealtyIQ Corp. .........................................................       (38,797)           (11)           --
EmployeeMatters, Inc. ..................................................       (15,139)        (2,230)           --
Gain on sale of EmployeeMatters, Inc. (see below) ......................         8,287             --            --
Reckson Strategic Venture Partners LLC..................................        (4,421)           638        (3,505)
Other unconsolidated companies .........................................       (11,101)          (526)           --
Aggregate impairment charges (see Note 13) .............................       (25,740)            --            --
                                                                            ----------      ---------      --------
 Equity in net loss and impairment of unconsolidated companies .........    $ (125,928)     $ (10,266)     $ (3,535)
                                                                            ==========      =========      ========

     The following summarized financial information is presented for the two most significant of the investments accounted for under the equity method prior to December 31, 2000.

ONSITE ACCESS

     OnSite Access, Inc. ("OnSite Access") provides advanced telecommunications systems and services within commercial buildings and building complexes.

     As of December 31, 2000, the Company had funded its remaining entire capital commitment to OnSite Access. During the year ended December 31, 2000, OnSite Access obtained $120.0 million from a combination of senior secured financing and preferred stock.

                   FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 1999 AND 2000 - (CONTINUED)

4. OTHER OWNERSHIP INTERESTS - (CONTINUED)

     Summarized financial information, a summary of the Company's investment in and advances to OnSite Access and FrontLine's share of its loss, is as follows (in thousands):

BALANCE SHEET DATA:

                                                                                 DECEMBER 31,
                                                                            -----------------------
                                                                               2000         1999
                                                                            ----------   ----------
Current assets ..........................................................    $ 27,156     $25,535
                                                                             --------     -------
 Total Assets ...........................................................    $212,415     $74,774
                                                                             ========     =======

Current liabilities .....................................................    $ 53,335     $13,702
                                                                             --------     -------
 Total Liabilities (including minority interest) ........................     145,922      15,615

Redeemable Preferred Stock and Stockholders' Equity (Deficit) (other than
 FrontLine's interest) ..................................................      66,493      20,142
FrontLine's net investment in OnSite Access (after share of net losses) .          --      39,017
                                                                             --------     -------
Total Liabilities and Stockholders' Equity (Deficit) ....................    $212,415     $74,774
                                                                             ========     =======

STATEMENTS OF OPERATIONS DATA:

                                                 YEAR ENDED DECEMBER 31,
                                               ----------------------------
                                                    2000           1999
                                               -------------   ------------
Revenues ...................................    $   10,258      $   3,646
                                                ----------      ---------
Total expenses .............................       137,788         36,188
                                                ----------      ---------
Net loss ...................................      (127,530)       (32,542)
Other interests' share of net loss .........       (88,513)       (24,405)
                                                ----------      ---------
FrontLine's share of net loss ..............    $  (39,017)     $  (8,137)
                                                ==========      =========

REALTYIQ CORP.

     Realty IQ Corp. ("RealtyIQ") created a comprehensive, proprietary, national database of commercial real estate information for metropolitan areas throughout the United States. RealtyIQ provides information to the commercial real estate and related business community and operates within one reportable business segment.

     In December 2000, RealtyIQ determined to significantly reduce its staff and consider ways to maximize shareholder value. Through December 31, 2000 and December 31, 1999, FrontLine funded $36.2 million and $4.2 million, respectively, in RealtyIQ.

                   FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 1999 AND 2000 - (CONTINUED)

4. OTHER OWNERSHIP INTERESTS - (CONTINUED)

     Summarized financial information, a summary of the Company's investment in and advances to RealtyIQ and FrontLine's share of its loss, is as follows (in thousands):

BALANCE SHEET DATA:

                                                                                       DECEMBER 31,
                                                                                --------------------------
                                                                                    2000           1999
                                                                                ------------   -----------
Current assets ..............................................................    $   1,411      $  1,722
                                                                                 ---------      --------
 Total Assets ...............................................................    $  10,190      $  1,897
                                                                                 =========      ========
Current liabilities .........................................................    $  25,240      $  1,223
                                                                                 ---------      --------
 Total Liabilities ..........................................................       25,240         1,276
Redeemable Preferred Stock and Stockholders' Equity (Deficit) (other than
 FrontLine's interest) ......................................................      (15,050)       (5,686)
FrontLine's net investment in RealtyIQ (after share of net losses) ..........           --         6,307
                                                                                 ---------      --------
Total Liabilities and Stockholders' Equity (Deficit) ........................    $  10,190      $  1,897
                                                                                 =========      ========

STATEMENTS OF OPERATIONS DATA:

                                                       YEAR ENDED
                                                      DECEMBER 31,
                                               --------------------------
                                                   2000           1999
                                               ------------   -----------
Revenues ...................................    $   2,414      $  1,970
                                                ---------      --------
Total expenses .............................       50,931         3,218
                                                ---------      --------
Net loss ...................................      (48,517)       (1,248)
Other interests' share of net loss .........       (9,720)       (1,237)
                                                ---------      --------
FrontLine's share of net loss ..............    $ (38,797)     $    (11)
                                                =========      ========

EMPLOYEEMATTERS

     On August 11, 1999, FrontLine acquired a 53% noncontrolling interest on a basic basis and 45% noncontrolling interest on a fully diluted basis in EmployeeMatters, Inc. ("EmployeeMatters"), an Internet-based employee benefits and human resource administration outsourcing company, for a purchase price of $15.0 million. At the time, $5 million was paid in cash and $10 million was in the form of a note.

     In December 1999, the Company issued warrants to purchase 200,000 shares of the Company's common stock to the executive officers of EmployeeMatters in exchange for options to purchase 789,474 shares of EmployeeMatters. The fair market value of these warrants was approximately $2.2 million, as determined by the Black-Scholes valuation pricing model. This value was included in the Company's investment in EmployeeMatters at December 31, 1999.

     During the year ended December 31, 2000, the Company invested an additional $22.0 million in EmployeeMatters. On December 20, 2000 the Company sold its interest in EmployeeMatters to Intuit, Inc. ("Intuit") for 556,027 shares of Intuit common stock. The fair value of such stock on the closing date of the sale was $21.3 million. As a result of the sale, the Company recorded a gain of $8.3 million, net of $0.7 million of expenses and other related charges, in the fourth quarter of the year ended December 31, 2000. Included in the above Intuit shares are 23,072 shares held in escrow in order to collateralize certain indemnification obligations of the Company. Such shares will be released to the Company in December 2001.

                   FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 1999 AND 2000 - (CONTINUED)

4. OTHER OWNERSHIP INTERESTS - (CONTINUED)

RECKSON STRATEGIC

     Reckson Strategic Venture Partners LLC ("Reckson Strategic") invests in operating companies with experienced management teams in real estate and real estate related market sectors which are in the early stages of their growth cycle or offer unique circumstances for attractive investments, as well as platforms for future growth.

     Through RSVP Holdings, LLC ("Holdings"), the Company is a managing member and 100% owner of the common equity of Reckson Strategic. New World Realty, LLC, an entity owned by two individuals (the "RSVP Managing Directors") retained by Holdings, acts as a managing member of Holdings, and have a carried interest which provides for the RSVP Managing Directors to receive a share in the profits of Reckson Strategic after the Company, Paine Webber Real Estate Securities, Inc., ("Paine Webber") and Stratum Realty Fund, L.P. ("Stratum") have received certain minimum returns and a return of capital. Paine Webber and Stratum are non-managing members and preferred equity owners who have committed $150 million and $50 million, respectively, in capital and share in profits and losses of Reckson Strategic with the Company, subject to a maximum internal rate of return of 16% of invested capital. The carrying values of the Company's investment in Reckson Strategic were $29.0 million and $36.6 million as of December 31, 2000 and 1999, respectively.

OTHER UNCONSOLIDATED COMPANIES AND INVESTMENTS

     During the year ended December 31, 1999, the Company invested $15.5 million and issued approximately 53,000 shares of its common stock for non-controlling interests in seven other unconsolidated companies. During the year ended December 31, 2000, the Company invested $23.5 million to purchase ownership interests in two new unconsolidated companies and funded $67.5 million to existing unconsolidated companies.

FINANCIAL STATEMENTS

     The following statements present the portion of the Company's financial position, results of operations and cash flows represented by FrontLine Parent and other interests as of and for the periods indicated.

                   FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 1999 AND 2000 - (CONTINUED)

4. OTHER OWNERSHIP INTERESTS - (CONTINUED)

FRONTLINE PARENT AND OTHER INTERESTS
BALANCE SHEETS (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                        DECEMBER 31,
                                                                                ----------------------------
                                                                                     2000           1999
                                                                                -------------   ------------
ASSETS:
Current Assets:
 Cash and cash equivalents ..................................................    $    6,923      $  28,933
 Other current assets .......................................................        21,928             --
                                                                                 ----------      ---------
    Total Current Assets ....................................................        28,851         28,933
Ownership interests in and advances to unconsolidated companies .............        39,845         97,833
Ownership interests in HQ Global and predecessor entities ...................       239,590        136,507
Other assets, net ...........................................................        10,165         30,463
                                                                                 ----------      ---------
    Total Assets ............................................................    $  318,451      $ 293,736
                                                                                 ==========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
 Accounts payable and accrued expenses ......................................    $    9,246      $   7,842
 Notes payable ..............................................................        25,000             --
                                                                                 ----------      ---------
    Total Current Liabilities ...............................................        34,246          7,842
Credit facilities with related parties ......................................       135,523        121,848
Senior secured debt .........................................................            --         44,407
Other liabilities ...........................................................        13,899          5,530
                                                                                 ----------      ---------
    Total Liabilities .......................................................       183,668        179,627
                                                                                 ----------      ---------
Redeemable convertible preferred stock ......................................        13,940             --
SHAREHOLDERS' EQUITY:
 8.875% convertible cumulative preferred stock, $.01 par value, 25,000,000 shares authorized, 26,000 and -0- issued and outstanding, at
   December 31, 2000 and 1999, respectively .................................            --             --
 Common stock, $.01 par value, 100,000,000 shares authorized, 36,625,847 and 30,672,794 shares issued and outstanding at December 31, 2000 and
   1999, respectively .......................................................           366            307
 Additional paid-in capital .................................................       400,916        162,054
 Accumulated deficit ........................................................      (281,030)       (48,252)
 Unrealized gain on marketable equity securities ............................           591             --
                                                                                 ----------      ---------
    Total Shareholders' Equity ..............................................       120,843        114,109
                                                                                 ----------      ---------
    Total Liabilities and Shareholders' Equity ..............................    $  318,451      $ 293,736
                                                                                 ==========      =========

                   FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 1999 AND 2000 - (CONTINUED)

4. OTHER OWNERSHIP INTERESTS - (CONTINUED)

FRONTLINE PARENT AND OTHER INTERESTS
STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                             YEAR ENDED DECEMBER 31,
                                                                 -----------------------------------------------
                                                                      2000            1999             1998
                                                                 -------------   --------------   --------------
Parent Expenses:
 General and administrative expenses .........................    $   (16,478)    $    (9,509)     $    (2,613)
 Depreciation and amortization ...............................         (1,123)           (676)          (1,260)
 Amortization of deferred charges ............................        (14,330)         (8,455)              --
 Restructuring costs .........................................        (12,788)             --               --
 Interest expense, net .......................................        (18,903)         (8,166)            (644)
 Development stage company costs .............................         (9,999)             --               --
                                                                  -----------     -----------      -----------
   Loss before equity in net loss and impairment of
    unconsolidated companies .................................        (73,621)        (26,806)          (4,517)

Equity in net loss and impairment of unconsolidated
 companies ...................................................       (125,928)        (10,266)          (3,535)
                                                                  -----------     -----------      -----------
   Loss before extraordinary item from early extinguishment
    of debt ..................................................       (199,549)        (37,072)          (8,052)

Extraordinary item from early extinguishment of debt .........         (2,648)             --               --
                                                                  -----------     -----------      -----------
   Net loss ..................................................       (202,197)        (37,072)          (8,052)

Dividends on and accretion of preferred stock ................         (2,119)             --               --
                                                                  -----------     -----------      -----------
   Net loss applicable to common shareholders attributable
    to Parent and Other Interests ............................    $  (204,316)    $   (37,072)     $    (8,052)
                                                                  ===========     ===========      ===========

Basic and diluted net loss attributable to Parent and Other
 Interests per weighted average common share .................    $     (5.86)    $     (1.45)     $      (.55)
                                                                  ===========     ===========      ===========
Basic and diluted weighted average common shares of
 FrontLine outstanding .......................................     34,880,709      25,600,985       14,522,513
                                                                  ===========     ===========      ===========

                   FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 1999 AND 2000 - (CONTINUED)

4. OTHER OWNERSHIP INTERESTS - (CONTINUED)

FRONTLINE PARENT AND OTHER INTERESTS
STATEMENTS OF CASH FLOWS (IN THOUSANDS)

                                                                                      YEAR ENDED DECEMBER 31,
                                                                             -----------------------------------------
                                                                                  2000           1999         1998
                                                                             -------------- ------------- ------------
Cash Flows from Operating Activities:
 Net loss ..................................................................   $ (202,197)   $  (37,072)   $  (8,052)
 Adjustments to reconcile net loss to cash used in operating activities:
   Depreciation and amortization ...........................................        1,123           676        1,260
   Amortization of deferred financing costs ................................          800            --           --
   Extraordinary loss on early extinguishment of debt ......................        2,648            --           --
   Equity in net loss of unconsolidated companies ..........................      125,928        10,266        3,535
   Amortization of deferred charges ........................................       14,330        18,000           --
   Non-cash restructuring costs ............................................        8,875            --           --
   Changes in operating assets and liabilities:
    Acquisition costs and other assets .....................................       (1,735)       (1,778)        (795)
    Accounts payable and accrued expenses ..................................       (6,678)           79        1,774
    Affiliate receivables ..................................................           --         7,759      (12,626)
    Other liabilities ......................................................        8,369        (2,439)          --
                                                                               ----------    ----------    ---------
      Net cash used in operating activities ................................      (48,537)       (4,509)     (14,904)
                                                                               ----------    ----------    ---------

Cash Flows from Investing Activities:
 Acquisitions of officing solutions centers ................................      (91,026)           --           --
 Equipment .................................................................       (3,019)         (341)        (115)
 Acquisition of ownership interests and advances to unconsolidated
   companies ...............................................................      (68,322)     (132,332)     (43,959)
                                                                               ----------    ----------    ---------
      Net cash used in investing activities ................................     (162,367)     (132,673)     (44,074)
                                                                               ----------    ----------    ---------

Cash Flows from Financing Activities:
 Issuance of common stock and warrants, net of costs .......................      156,957        36,995           --
 Issuance of preferred stock and redeemable preferred, net of costs ........       38,510            --           --
 Deferred financing costs ..................................................       (1,429)       (4,398)          --
 Exercise of options .......................................................        1,165         3,125           --
 Net proceeds from credit facilities with related parties ..................       13,675       128,492       40,982
 Net proceeds from notes payable ...........................................      (19,407)         (125)          --
 Preferred dividends .......................................................         (577)           --           --
 Net proceeds from rights offering .........................................           --            --       19,893
                                                                               ----------    ----------    ---------
      Net cash provided by financing activities ............................      188,894       164,089       60,875
                                                                               ----------    ----------    ---------
Cash and Cash Equivalents:
 Net increase (decrease) ...................................................      (22,010)       26,907        1,897
 Beginning of period .......................................................       28,933         2,026          129
                                                                               ----------    ----------    ---------
 End of period .............................................................   $    6,923    $   28,933    $   2,026
                                                                               ==========    ==========    =========

                   FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 1999 AND 2000 - (CONTINUED)

5. PROPERTY AND EQUIPMENT

Property and equipment consists of (in thousands):

                                                             YEAR ENDED DECEMBER 31,
                                                           ---------------------------
                                                               2000           1999
                                                           ------------   ------------
Office equipment, furniture and fixtures ...............    $ 182,417      $  63,789
Enterprise resource system .............................       11,229          5,510
Leasehold improvements .................................       71,061         25,149
                                                            ---------      ---------
                                                              264,707         94,448
Less accumulated depreciation and amortization .........      (43,030)       (14,023)
                                                            ---------      ---------
                                                            $ 221,677      $  80,425
                                                            =========      =========

     Office   equipment,  furniture  and  fixtures  include  approximately  $8.1 million and $5.6 million of office equipment under capital leases, net of accumulated depreciation of $3.0 million and $1.2 million as of December 31, 2000 and 1999, respectively.

6. INTANGIBLE ASSETS

Intangible assets consist of (in thousands):

                                                                  YEAR ENDED DECEMBER 31,
                                                                ---------------------------
                                                                     2000           1999
                                                                -------------   -----------
Goodwill ....................................................     $ 676,775      $248,092
Favorable acquired business center operating leases .........        25,690            --
Other intangible assets .....................................           854           512
Less accumulated amortization ...............................       (35,383)       (9,192)
                                                                  ---------      --------
                                                                  $ 667,936      $239,412
                                                                  =========      ========

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of (in thousands):

                                                 YEAR ENDED DECEMBER 31,
                                                 ------------------------
                                                     2000         1999
                                                 -----------   ----------
Accounts payable .............................    $ 34,365      $22,305
Accrued compensation and benefits ............       7,729        4,613
Accrued merger and integration costs .........       1,992       10,900
Accrued stock grants .........................          --        4,207
Other ........................................      23,326        3,827
                                                  --------      -------
                                                  $ 67,412      $45,852
                                                  ========      =======

                   FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 1999 AND 2000 - (CONTINUED)

8. INCOME TAXES

The provision (benefit) for income taxes consists of the following (in thousands):

                                                         YEAR ENDED DECEMBER 31,
                                                        -------------------------
                                                           2000          1999
                                                        ---------   -------------
Current:
 Foreign ..............................................    $2,385       $     100
 State and local ......................................     3,043             600
                                                           ------       ---------
                                                            5,428             700
Deferred:
 Federal ..............................................        --          (3,291)
 State and local ......................................        --            (250)
                                                            -----        --------
                                                               --          (3,541)
                                                            -----        --------
Total (benefit) provision .............................    $5,428       $  (2,841)
                                                            =====        ========

     The following is a reconciliation of the income tax expense (benefit) computed using the U.S. federal statutory income tax rate to the provision (benefit) for income taxes (in thousands):

                                                                              YEAR ENDED DECEMBER 31,
                                                                            ----------------------------
                                                                                2000            1999
                                                                            ------------   -------------
Income tax expense (benefit) at federal statutory rate ..................     $ (5,037)      $  (8,248)
Nondeductible goodwill ..................................................        4,170             928
State and local income taxes, net of federal income tax benefit .........        3,043             (36)
Effect of foreign income taxes ..........................................          824              --
Benefit of net operating losses not recognized ..........................        2,220           4,515
Other, net ..............................................................          208              --
                                                                              --------       ---------
Total provision (benefit) ...............................................     $  5,428       $  (2,841)
                                                                              ========       =========

     The deferred tax effects of temporary differences as of December 31, 2000 and 1999 are as follows (in thousands):

                                                               YEAR ENDED DECEMBER 31,
                                                             ---------------------------
                                                                 2000           1999
                                                             ------------   ------------
Deferred tax assets:
 Net operating losses ....................................    $  83,848      $  34,127
 Accounts receivable allowance ...........................        1,293            332
 AMT credit carryforward .................................          252            252
 Deferred rent payable ...................................        7,206          3,532
 Other ...................................................        4,433             --
                                                              ---------      ---------
                                                                 97,032         38,243
Less valuation allowance .................................      (68,872)       (28,340)
                                                              ---------      ---------
                                                                 28,160          9,903
                                                              ---------      ---------
Deferred tax liabilities:
 Fixed assets ............................................      (11,415)        (4,665)
 Intangibles .............................................       (9,206)        (2,966)
 Other ...................................................       (7,539)          (141)
                                                              ---------      ---------
                                                                (28,160)        (7,772)
                                                              ---------      ---------
Net deferred tax asset after valuation allowance .........    $      --      $   2,131
                                                              =========      =========

                   FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 1999 AND 2000 - (CONTINUED)

8. INCOME TAXES - (CONTINUED)

     At December 31, 2000 and 1999, the Company had established valuation allowances of $10.8 million and $4.5 million, respectively, to reduce certain deferred tax assets to amounts that are more likely than not to be realized.

     At December 31, 2000, Frontline has approximately $138 million of available unused net operating loss carryforwards which expire beginning in
2017. At December 31, 2000 HQ has available unused net operating loss carryforwards for U.S. federal income tax purposes of approximately $67 million, which expire beginning in 2019. A change in ownership, as defined for purposes of the Internal Revenue Code, occurred in 2000 and will limit the annual utilization of a portion of the U.S. Federal net operating loss carryforward under the applicable Internal Revenue Service regulations. In addition, HQ has available net operating loss carryforwards for income tax purposes in the United Kingdom of approximately of $3.8 million. If realized, the tax benefit related to approximately $19.0 million of the net operating loss carryovers for U.S. tax purposes and all of the net operating loss carryforwards in the United Kingdom will be recorded as a reduction of goodwill, while the tax benefit of the remainder would be recorded as a reduction of the provision for income taxes.

9. NOTES PAYABLE

HQ CREDIT FACILITY

     HQ has a credit facility (the "HQ Credit Facility") with certain lending institutions, which, as amended and restated as of May 31, 2000, provides for borrowing of up to $219.4 million under four term loans (the "Term Loans") and for borrowings or letters of credit of up to an additional $55.6 million under two revolving loan commitments (the "Revolver Loans"). Availabilities under the Revolver Loans are formula based. As of December 31, 2000, there was $212.9 million in outstanding borrowings under the Term Loans and no borrowings outstanding under the Revolver Loans. As of December 31, 2000, HQ had letters of credit outstanding in the aggregate amount of $33.4 million for landlord security deposits. Such letters of credit are collateralized by $5.6 million in cash and $27.8 million of Revolver Loans, leaving $27.8 million available under the Revolver Loans for additional borrowings.

     The Term Loans are repayable in various quarterly installments through November 2005. Additional annual principal payments of 75% of excess cash flow as defined are required. Any outstanding borrowings under the two Revolver Loans are due on November 6, 2003 and May 31, 2005, respectively. Borrowings under the HQ Credit Facility bear interest ranging from LIBOR (one-month LIBOR was approximately 6.8% at December 31, 2000) plus 3.25% to 4.0% for one, three or nine-month periods at the election of HQ or prime (9.5% at December 31, 2000) plus 2.25% to 3.00%. The weighted average interest rate on borrowings under the Term Loans at December 31, 2000 was approximately 10.7%. HQ pays a commitment fee of 1/2 of 1.0% per annum on the unused portion of the HQ Credit Facility.

     As of December 31, 2000, HQ had hedged the interest rates on borrowings of approximately $103.5 million under the HQ Credit Facility using various instruments with various expiration dates through September 30, 2002. These instruments lock in the maximum underlying three-month LIBOR at levels between 7.93% and 9.00%.

     During 1999, interest on borrowings under the HQ Credit Facility ranged from LIBOR plus 3.00% (9.5% at December 31, 1999) to LIBOR plus 3.75% (10.25% at December 31, 1999) for one, three or six-month periods, at the election of HQ.

                   FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 1999 AND 2000 - (CONTINUED)

9. NOTES PAYABLE - (CONTINUED)

     Maturities   of   borrowings  outstanding  under  the  HQ  Credit  Facility
subsequent to December 31, 2000 are as follows (in thousands):

                                                   AMOUNT
                                                -----------
  2001 ......................................    $ 32,999
  2002 ......................................      24,825
  2003 ......................................      28,500
  2004 ......................................      63,751
  2005 ......................................      62,850
                                                 --------
  Total .....................................    $212,925
                                                 ========

MEZZANINE LOAN

     On  May 31,  2000,  HQ  entered  into a Senior Subordinated Credit Facility
(the "UBSW Loan") in the amount of $125.0 million with UBS Warburg LLC ("UBSW"). The UBSW Loan carried an interest rate of LIBOR plus 6.5% and was to mature on May 31, 2007. On August 11, 2000, HQ replaced the UBSW Loan with a $125.0 million Senior Subordinated Note Agreement (the "Mezzanine Loan") with a group of lenders arranged by UBSW. The Mezzanine Loan bears interest at 13.5% per annum and matures on May 31, 2007.

     The Mezzanine Loan lenders received 503,545 Series A Warrants and 227,163 Series B Warrants. The fair value of the Series A Warrants to purchase Common Stock issued to the lenders was recorded as debt issuance costs and is being amortized over the terms of the related loan resulting in an effective interest rate of 15.6%. No value will be assigned to the Series B Warrants until such time as it becomes probable the Series B Warrants will become exercisable by the holders.

     The carrying values of HQ's notes payable approximated their fair values as of December 31, 1999. As of December 31, 2000, the fair value of HQ's notes payable exceeds the carrying value by approximately $20 million, assuming a 10% discount rate.

COVENANTS

     The HQ Credit Facility and Mezzanine Loan contain certain covenants, including a defined maximum ratio of consolidated indebtedness to consolidated earnings before interest, income taxes, depreciation and amortization. In addition, there are other covenants pertaining to financial ratios and limitations on capital expenditures. Also, the HQ Credit Facility and Mezzanine Loan prohibit the declaration or payment of dividends by HQ Global or any of its subsidiaries, except for the payment of dividends in kind on its preferred stock. At December 31, 2000, HQ was in compliance with the covenants under these facilities as amended.

     HQ's   lending   institutions  have  an  assignment  of  leases  and  rents associated with HQ's business centers to collateralize the borrowing under the HQ Credit Facility.

FRONTLINE BANK CREDIT FACILITY

     On September 11, 2000, FrontLine amended its $25.0 million credit agreement (the "FrontLine Bank Credit Facility"). Borrowings under the FrontLine Bank Credit Facility are secured by shares of HQ Global and bear interest at LIBOR plus 5% for one, two, three or six-month interest periods, as selected by FrontLine. Any outstanding borrowings under the FrontLine Bank Credit Facility were originally due on March 11, 2001. In January 2001, FrontLine exercised its option to extend the

                   FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 1999 AND 2000 - (CONTINUED)

9. NOTES PAYABLE - (CONTINUED)

maturity date until June 11, 2001. FrontLine has the ability to further extend the maturity date to September 11, 2001. At December 31, 2000, FrontLine had borrowed $25.0 million under the FrontLine Bank Credit Facility. Such amount is classified as current in the accompanying Consolidated Balance Sheet. The weighted average interest rate of the outstanding borrowings at such date was 11.67%. The carrying value of FrontLine's borrowings under the FrontLine Bank Credit Facility approximates its fair value as of December 31, 2000.

10. REDEEMABLE PREFERRED STOCK

     On December 13, 2000, FrontLine obtained a $25.0 million preferred equity facility (the "Preferred Equity Facility") with a major financial institution. At the inception of the Preferred Equity Facility, the Company drew $15.0 million, for net proceeds of $13.9 million; the remaining amount was drawn by FrontLine subsequent to December 31, 2000, for net proceeds of $10.0 million.

     The Preferred Equity Facility is comprised of a new series of redeemable convertible preferred securities. At the Company's option, the Preferred Equity Facility may be redeemed within the twelve months following its inception. Quarterly dividends accrue during this period at the annual rate of 9.25%, but are not payable if the securities are redeemed within such twelve-month period. While these securities are outstanding, the holders have consent rights for certain significant transactions, including the incurrence of additional debt or the issuance of equity securities senior to, or on a parity with, the Series B Preferred Stock. In addition, the securities include a redemption premium that gradually increases from an initial rate of 6.0% for the first three months to a maximum of 27.5% after eleven months. If the securities are not redeemed prior to December 13, 2001, the securities (including the amount of the redemption premium) become convertible at the holder's option into FrontLine common stock at the initial rate of $13.3875 per share, the preferred stock becomes a voting security on an "as-converted" basis, and quarterly dividends become payable from the date of initial issuance at the annual rate of 9.25%. The securities have a mandatory redemption requirement after five years at a 27.5% premium, although certain capital events or uncured events of default would accelerate this period. Accordingly, the securities are classified as "Redeemable preferred stock" in the accompanying consolidated balance sheet at December 31, 2000.

     The initial net proceeds of the securities are being accreted to the mandatory redemption price of 127.5% of face value over the five-year period through the mandatory redemption date.

11. SHAREHOLDERS' EQUITY

     The Company has established the 1998 stock option plan, the 1998 employee stock option plan, the 1999 stock option plan and the 2000 employee stock option plan (the "Plans") for the purpose of attracting and retaining directors, executive officers, other key employees and advisory board members. As of December 31, 2000, 3,700,376, 100,000, 1,750,000 and 2,500,000 of the
Company's authorized shares have been reserved for issuance under the 1998 stock option plan, the 1998 employee stock option plan, the 1999 stock option plan and the 2000 employee stock option plan, respectively.

                   FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 1999 AND 2000 - (CONTINUED)

11. SHAREHOLDERS' EQUITY - (CONTINUED)

     The following table sets forth the outstanding options by plan and their corresponding exercise price ranges:

                                                            EXERCISE PRICE RANGE
                                             OUTSTANDING   -----------------------
                                               OPTIONS        FROM          TO
                                            ------------   ----------   ----------
1998 Stock Option Plan ..................    3,395,376      $  1.04      $  2.00
1998 Employee Stock Option Plan .........       61,721      $  2.00      $  2.00
1999 Stock Option Plan ..................      766,833      $  4.63      $ 29.25
2000 Employee Stock Option Plan .........    1,515,624      $ 10.63      $ 58.00
Other Options ...........................      160,777      $  2.00      $ 28.69
                                             ---------
Total ...................................    5,900,331
                                             =========

     A summary of the Company's stock option activity and related information is as follows:

                                                                                                            WEIGHTED
                                                                                                            AVERAGE
                                                                                                             OPTION
                                                                   OPTIONS              OPTION PRICE         PRICE
                                                            --------------------   ---------------------   ---------
Granted during the year ended December 31, 1998 .........         3,831,541 (a)    $  1.04 -- $ 2.00       $  1.19
                                                                  ---------
 Outstanding - December 31, 1998 ........................         3,831,541        $  1.04 -- $ 2.00       $  1.19
Granted .................................................         1,218,500 (a)    $  4.63 -- $29.25       $ 15.10
Exercised ...............................................          (210,000)       $  1.04 -- $ 2.00       $  1.31
                                                              -------------
 Outstanding - December 31, 1999 ........................         4,840,041        $  1.04 -- $29.25       $  4.69
Granted .................................................         2,159,792 (a)    $ 10.63 -- $58.00       $ 21.88
Exercised ...............................................          (260,333)       $  1.04 -- $13.31       $  4.48
Forfeited ...............................................          (839,169)       $  4.63 -- $29.25       $ 17.32
                                                              -------------
 Outstanding - December 31, 2000 ........................         5,900,331        $  1.04 -- $58.00       $  9.19
                                                              =============

(a) The weighted average grant date fair value per option (see discussion of valuation below) was $1.15, $13.23 and $13.15 for the years ended December 31, 1998, 1999 and 2000, respectively.

     The following table sets forth information relating to stock options outstanding and exercisable at December 31, 2000:

                               STOCK OPTIONS OUTSTANDING           STOCK OPTIONS EXERCISABLE
                        ----------------------------------------   -------------------------
                         OUTSTANDING      WEIGHTED     WEIGHTED     OUTSTANDING     WEIGHTED
                            AS OF         AVERAGE       AVERAGE        AS OF        AVERAGE
                           DECEMBER        YEARS        OPTION        DECEMBER       OPTION
     OPTION PRICE          31, 2000      REMAINING       PRICE        31, 2000       PRICE
- ---------------------   -------------   -----------   ----------   -------------   ---------
 $ 1.04                   2,567,085          7.24      $  1.04       2,567,085     $  1.04
 $ 1.10  -- $ 4.63        1,096,788          6.62      $  2.07         883,880     $  1.94
 $ 10.63 -- $21.19          852,291          8.96      $ 15.87         631,169     $ 14.98
 $ 24.88                  1,182,500          9.28      $ 24.88         324,833     $ 24.88
 $ 26.72 -- $29.25          181,667          8.91      $ 28.48          71,670     $ 28.60
 $ 58.00                     20,000          9.05      $ 58.00              --          --
                          ---------                                  ---------
                          5,900,331          7.84      $  9.19       4,478,637     $  5.35
                          =========                                  =========

     Options granted to officers under the 1998 stock option plan were fully vested on January 1, 1999. Options granted to new employees generally vest in three equal installments on the first, second and third anniversaries of the date of the grant. Options granted under the Plans are generally exercisable at the

                   FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 1999 AND 2000 - (CONTINUED)

11. SHAREHOLDERS' EQUITY - (CONTINUED)

market price on the date of the grant and, subject to termination of employment, expire ten years from date of the grant, are not transferable other than on death.

     In December 1999, the Company formed an advisory board to provide strategic guidance and be actively involved in the development of the Company's investee companies. As of December 31, 2000, the advisory board consists of seven members. These members were granted a total of 140,000 options under the 1999 stock option plan with exercise prices ranging from $26.72 to $58.00 (weighted average $32.58),

     These options vest in three equal installments on the first, second and third anniversaries of the date of the grant. In accordance with FAS 123, the Company was amortizing to compensation expense over three years the fair values of these options determined by the Black-Scholes option valuation model. As a result of the Company's new strategic objectives in connection with the Restructuring, the Company will not require substantial assistance from the advisory board subsequent to 2000. Accordingly, the remaining value of the related options was recognized in the fourth quarter of 2000.

     Pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method prescribed by FAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999 and 1998, risk-free interest rate of 5%, no expected dividend yield, a volatility factor of the expected market price of the Company's common stock of .600, 1.367 and 1.723, respectively, and a weighted-average expected life of the option of 7 years. The lower volatility assumption used for 2000 reflects the estimated volatility that has occurred and is expected to continue to occur as a result of FrontLine's revised business plan following the Restructuring.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. For the years ended December 31, 2000, 1999 and 1998 the Company's pro forma information follows (in thousands, except per share data):

                                                       2000             1999            1998
                                                  --------------   -------------   -------------
Pro forma net loss ............................     $ (251,543)      $ (43,474)      $ (11,495)
Basic and diluted net loss per share ..........     $    (7.21)      $   (1.70)      $    (.79)

     A summary of grants of FrontLine common stock to employees under the 1999 and 2000 stock option plans is as follows:

Granted during the year ended December 31, 1999 .........      550,000
                                                               -------
 Grants through December 31, 1999 .......................      550,000
Granted .................................................      283,233
Forfeited ...............................................      (48,332)
                                                               -------
 Net grants through December 31, 2000 ...................      784,901
                                                               =======

                   FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 1999 AND 2000 - (CONTINUED)

11. SHAREHOLDERS' EQUITY - (CONTINUED)

     In connection with the 1999 stock grants the Company made loans to employees to cover the associated tax liabilities. Such loans were forgiven over the one-year period following the date of grant. In connection with 200,000 of the shares granted in 2000, the Company made payments on behalf employees to cover the associated tax liabilities.

     On December 16, 1999, the Company issued 1,437,500 shares of its common stock in a public offering at $47.25 per share for an aggregate consideration of $63.9 million.

     From January 26, 2000 through February 28, 2000, the Company completed preferred stock offerings of 26,000 shares of 8.875% Cumulative Convertible
Preferred Stock at a price of $1,000 per share with net proceeds of $24.5 million. These shares are convertible into the Company's common stock at a price of $70.48.

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

     On March 31, 2000, the Company sold approximately 2.6 million shares of its common stock at a price of $47.25 per share for an aggregate consideration of $122.6 million. Proceeds from the sale were utilized to repay the remaining portion of a then-existing $60.0 million credit facility. As a result, certain deferred financing costs of $2.6 million incurred in connection with the establishment of such credit facility were expensed as an extraordinary loss in the accompanying Consolidated Statements of Operations. As a part of this transaction, the Company issued 128,750 warrants to purchase the Company's common stock with an exercise price of $47.25 per share for three years.

     The Company has entered into a stockholders agreement (the "HQ Stockholders Agreement") with certain of the stockholders of HQ Global which provides them with a right to put up to approximately 3.1 million shares of HQ Global (the "HQ Shares") to the Company during the two years subsequent to the HQ Merger if HQ Global has not completed an initial public offering of its shares. The put right provides that up to 50% of the HQ Shares may be put to the Company in December 2001 and any remaining HQ Shares may be put to the Company in July 2002. The put is payable in cash or FrontLine common stock (valued at the time of closing under the put) at the Company's option.

     On September 20, 2000, the Company issued 331,400 shares of its common stock at a price of $15.0875 per share for gross proceeds of $5.0 million.

     On October 17, 2000, the Company's Board of Directors announced that it adopted a Shareholder Rights Plan (the "Rights Plan") designed to protect shareholders from various abusive takeover tactics, including attempts to acquire control of the Company at an inadequate price, depriving shareholders of the full value of their investment. The Rights Plan is designed to allow the Board of Directors to secure the best available transaction for all the Company's shareholders. The Rights Plan was not adopted in response to any known effort to acquire control of the Company.

     Under the Rights Plan, each shareholder received a dividend of one Right for each share of the Company's outstanding common stock owned. The Rights are exercisable only if a person or group acquires, or announces their intent to acquire, 15% or more of the Company's common stock, or announces a tender offer the consummation of which would result in beneficial ownership by a person or group of 15% or more of the common stock. Each Right entitles the holder to purchase one one-hundreth of a share of a new series

                   FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 1999 AND 2000 - (CONTINUED)

11. SHAREHOLDERS' EQUITY - (CONTINUED)

of junior participating preferred stock of the Company at an initial exercise price of $60.00. If any person acquires beneficial ownership of 15% or more of the outstanding shares of common stock, then all Rights holders except the acquiring person will be entitled to purchase the Company's common stock at a price discounted from the then market price. If the Company is acquired in a merger after such an acquisition, all Rights holders except the acquiring person will also be entitled to purchase stock in the buyer at a discount in accordance with the Rights Plan. The distribution of Rights was made to all common stockholders of record at the close of business on November 3, 2000 and shares of common stock that are newly-issued after that date will also carry
Rights until the Rights become detached from the common stock. The Rights expire at the close of business on October 15, 2010, unless earlier redeemed by the Company. The Rights distribution was not taxable to stockholders.

12. MERGER AND INTEGRATION COSTS

     Merger and integration costs related to the HQ Merger incurred and charged to expense during the year ended December 31, 2000 were comprised of the following (in thousands):

Payments to cancel options to purchase VANTAS common stock held by officers and
 employees ....................................................................    $ 11,382
Severance, retention incentives and other benefits ............................      10,080
Professional fees and other expenses ..........................................       3,907
                                                                                   --------
                                                                                   $ 25,369
                                                                                   ========

     Of the total merger and integration costs incurred through December 31, 2000 of $25.4 million, approximately $23.4 million required cash outlays. At December 31, 2000, the remaining balance to be paid totaled approximately $2.0 million, relating to employee severance, retention incentives and other benefits, and relocation costs.

     In connection with the HQ Merger, HQ consolidated and relocated the former headquarters of VANTAS and Old HQ in New York, New York and Atlanta, Georgia, respectively, into a new corporate headquarters in Dallas, Texas. Due to the HQ Merger and relocations, VANTAS and Old HQ entered into incentive bonus agreements with certain key executives and employees, which bonuses will be earned as long as such executives and employees remain with HQ through a specified date. Relocation costs and retention incentives are being charged to expense as incurred.

     HQ incurred merger and integration charges of approximately $26.7 million during the year ended December 31, 1999, in connection with its merger transactions in 1999 and certain transactions with FrontLine. Such charges consisted primarily of compensation expense pursuant to the transactions with FrontLine of $23.7 million and professional fees, business process reengineering and other integration costs, which aggregated approximately $3.0 million.

13. RESTRUCTURING

     On October 18, 2000, FrontLine announced a restructuring of its strategic plan, the steps under which are collectively referred to herein as the Restructuring (see Note 1). In connection with the Restructuring, FrontLine announced the termination of approximately 75% of its headquarters personnel which will occur during a transition period through the first quarter of 2001. As a result of the Restructuring, FrontLine recognized cash and non-cash restructuring charges of $12.8 million.

     The aggregate charges incurred during 2000 were comprised of (1) $4.6 million of accelerated amortization of deferred stock compensation and related awards that resulted from the termination of certain employees in connection with the Restructuring, (2) $3.4 million of severance and related

                   FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 1999 AND 2000 - (CONTINUED)

13. RESTRUCTURING - (CONTINUED)

payments made to employees terminated during 2000 in connection with the Restructuring, and (3) $4.8 million representing assets determined to be impaired as a result of Restructuring. As a result, as of December 31, 2000, all but $0.6 million of the aggregate cash portion of the restructuring charges had been paid. In connection with the Restructuring, FrontLine has adopted a severance plan for its remaining employees.

     In conjunction with the Restructuring, FrontLine recorded aggregate impairment charges of $25.7 million during the year ended December 31, 2000 in order to reduce the carrying value of its investments to estimated fair value. Such writedowns were determined in recognition of both the lack of continuing financial support FrontLine planned to provide to certain investees following the Restructuring and the difficult market conditions experienced in mid-2000. Such charges are included in "Equity in net loss and impairment of unconsolidated companies" in the accompanying Consolidated Statements of Operations.

14. LONG-TERM INCENTIVE PLAN

     In March 2000, the Compensation Committee of the Board of Directors adopted a long-term incentive plan. Under the long-term incentive plan, participants may purchase or be granted interests in limited partnerships established by the Company to hold a profit participation interest in the investments made by the Company. The plan contemplates the allocation to such partnerships of up to a 12.5% profits interest in each investment made by the Company. FrontLine, through a wholly-owned subsidiary, will act as the general partner of each partnership and will retain an 87.5% or greater interest in each partnership depending upon the vesting and type of interest participants receive. FrontLine generally must receive a minimum return on its holdings in a particular partnership, typically 100% of the cost of its investment, before participants receive distributions from such partnership. A partnership will generally distribute the securities or cash it holds to its partners after five to ten years, but may distribute securities or cash earlier if the company has completed an initial public offering or been sold. The plan also permits the award of equivalent grants without the use of a limited partnership. In April 2000, FrontLine paid advances aggregating $2.8 million on future payments under the long-term incentive plan to its four executive officers.

15. TRANSACTIONS WITH RELATED PARTIES

     On June 15, 1998, the Company established a credit facility with Reckson Operating Partnership, L.P. ("Reckson"), a subsidiary of Reckson Associates, in the amount of $100 million (the "FrontLine Facility") for their service sector operations and other general corporate purposes. Reckson has advanced the Company $93.4 million at December 31, 2000. These advances bear interest at 12% per annum with such rate increasing by 4% of the prior year's rate on outstanding borrowings.

     Additionally, Reckson Strategic has a $100 million commitment from Reckson to fund its investment activities (the "Reckson Strategic Commitment"). Draws on the Reckson Strategic Commitment occur either in the form of advances to FrontLine (the "Reckson Strategic Facility" and, collectively with the FrontLine Facility, the "Credit Facilities") under terms similar to the FrontLine Facility or whereby Reckson makes direct investments with Reckson Strategic in joint ventures. As of December 31, 2000, Reckson has advanced FrontLine $42.1 million under the Reckson Strategic Commitment. The aggregate principal amount outstanding and due Reckson at December 31, 2000 under the Credit Facilities was $135.5 million. The estimated fair value of the Credit Facilities was approximately $3.0 million lower than the carrying value at December 31, 2000. Interest accrued on these facilities at December 31, 2000, was $13.8 million. Both of the FrontLine and Reckson Strategic Facilities expire in June 2003. Currently, the Company has two short-term open letters of credit totaling $3.2 million. These letters of credit decrease the availability under the FrontLine Facility.

     In November 1999, the Boards of Directors of FrontLine and Reckson approved amendments to the FrontLine Facility and Reckson Strategic Credit Facility necessary in order for FrontLine to proceed with certain short-term financings for proposed acquisitions. As consideration for such approvals, FrontLine

                   FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 1999 AND 2000 - (CONTINUED)

15. TRANSACTIONS WITH RELATED PARTIES - (CONTINUED)

paid a fee to Reckson in the form of 176,186 shares of FrontLine common stock which were valued at $20.31 per share. The fee of approximately $3.6 million was included in deferred financing costs and was amortized over the estimated nine-month benefit period.

     On March 28, 2001, the Company's Board of Directors approved amendments to the Credit Facilities pursuant to which (i) interest is payable only at maturity and (ii) Reckson may transfer all or any portion of its rights or obligations under the Credit Facilities to its affiliates. In addition, the Reckson Strategic Facility was amended to increase the amount available thereunder to up to $110 million. Further, in March 2001, Reckson advanced approximately $24 million under the Reckson Strategic Commitment to fund additional Reckson Strategic-controlled joint ventures (unaudited).

     The Company is entitled to a cumulative annual management fee of $2 million with respect to Reckson Strategic, of which $1.5 million is subordinate to Paine Webber receiving an annual minimum rate of return of 16% and a return of its capital. The non-subordinated portion of the fee for the years ended December 31, 2000, 1999 and 1998 were $0.5 million, $0.5 million and $0.4 million, respectively.

     The Company reimburses Reckson with respect to general and administrative expenses (including payroll expenses) incurred by Reckson for the benefit of the Company. These services include payroll, human resources, accounting and other advisory services. During 2000, 1999 and 1998, the Company incurred $1.3 million, $0.5 million and $0.4 million, respectively, for such activities.

16. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

     HQ and its subsidiaries lease certain business center facilities and their corporate offices under non-cancelable operating leases expiring at various dates through 2011, with the exception of ten business centers in the United Kingdom which expire at various dates from 2012 to 2023. Certain of these operating leases provide for renewal options. HQ is also generally obligated to reimburse the lessor for its proportionate share of operating expenses, which are not included in the minimum lease commitments below. HQ also leases equipment under operating and capital leases which expire at various dates through 2002.

     Minimum future rental payments under theses non-cancelable operating leases as of December 31, 2000 for each of the next five years and in the aggregate are approximately (in thousands):

                                                         CAPITAL      OPERATING
                                                          LEASES        LEASES
                                                        ---------   -------------
2001 ................................................    $ 2,844     $  185,249
2002 ................................................        969        175,309
2003 ................................................         --        166,310
2004 ................................................         --        154,462
2005 ................................................         --        142,952
Thereafter ..........................................         --        508,833
                                                         -------     ----------
 Total minimum lease payments .......................      3,813     $1,333,115
                                                                     ==========
Less amount representing interest ...................        384
                                                         -------
 Present value of minimum lease commitments .........    $ 3,429
                                                         =======


     Total rent expense for the years ended December 31, 2000 and 1999 was $182.1 million and $89.9 million, respectively. Future rental payments for office rent expense are typically subject to adjustments for operating expenses and inflation increases as measure by the Consumer Price Index.

                   FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 1999 AND 2000 - (CONTINUED)

16. COMMITMENTS AND CONTINGENCIES - (CONTINUED)

LITIGATION

     On  February  4,  1999,  a  lawsuit  captioned  OmniOffices, Inc. et al. v.
Joseph Kaidanow, et al., (Civil Action No. 99-0260) was filed in the United States District Court for the District of Columbia. This litigation (the "D.C. Action"), is with two stockholders of Old HQ (f/k/a OmniOffices, Inc.) and involves the conversion of approximately $111 million of debt previously loaned to Old HQ by CarrAmerica, into HQ's non-voting common stock. CarrAmerica and Old HQ initiated the action by filing a complaint seeking declaratory judgment that the conversion price was fair, following threats by Messrs. Kaidanow and Arcoro to challenge the conversion price. Messrs. Kaidanow and Arcoro filed counterclaims against CarrAmerica, Old HQ and the then current directors of Old HQ, seeking a judgment declaring the conversion void or voidable, or in the alternative, compensatory and punitive damages. The stockholders' counterclaim makes no allegations against HQ. Discovery in this action was completed in late 1999. A motion for summary judgment is currently pending. The case has been reassigned several times causing delays. It is unclear when this motion will be acted upon or when the case would be set for trial.

     Joseph Kaidanow and Robert Arcoro v. CarrAmerica Realty Corporation, HQ Global Workplaces, Inc., Thomas A. Carr, Philip L. Hawkins, C. Ronald Blankenship, Oliver T. Carr, and Gary Kusin. This action (the "Fiduciary Action"), originally brought in Delaware state Chancery Court on April 17, 2000, was removed to the Federal District Court for the District of Delaware and then remanded on plaintiffs motion back to Delaware Chancery Court. The action alleges a breach of fiduciary duty by CarrAmerica Realty Corporation and Old HQ's directors in approving the HQ Merger transaction. The complaint alleges among other things that allocation of purchase price between the UK and U.S. companies failed to meet the standard of entire fairness. The complaint also states that CarrAmerica breached its obligations under the Tag a Long and Sharing Agreement between plaintiffs and CarrAmerica. HQ is named as a party because the request for injunctive and/or recissory damages would affect its interests in the assets acquired in the HQ Merger. The plaintiffs in the Fiduciary Action have also brought an appraisal action in the Chancery Court requesting appraisal of the value of shares sold in the HQ Merger.

     In addition to the cases set forth above, the Company and its investee entities are party to claims and administrative proceedings arising in the ordinary course of business or which are otherwise subject to indemnification, some of which are expected to be covered by liability insurance (subject to policy deductibles and limitations of liability) and all of which, including the cases discussed above, collectively are not expected to have a material adverse effect on the Company's financial position or results of operations.

                   FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 1999 AND 2000 - (CONTINUED)

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following summary represents the Company's results of operations for each quarter during 2000 and 1999 (in thousands, except share amounts):

                                                          FIRST         SECOND          THIRD         FOURTH
2000                                                     QUARTER        QUARTER        QUARTER        QUARTER
- ----                                                 -------------- -------------- -------------- --------------
Total revenues .....................................  $    62,490    $    98,697    $   160,266    $   162,509
Total expenses .....................................       82,225        130,410        176,575        185,838
Equity in net loss and impairment of
 unconsolidated companies ..........................      (18,295)       (34,452)       (31,106)       (42,075)
Minority interest ..................................          902            196         (4,416)        (4,370)
Net loss ...........................................      (39,966)       (66,249)       (53,814)       (72,749)
Net loss applicable to common shareholders .........      (40,311)       (66,826)       (54,390)       (73,370)
Basic and diluted net loss per weighted
 average common share ..............................  $     (1.27)   $     (1.92)   $     (1.49)   $     (2.00)
Basic and diluted weighted average common
 shares outstanding ................................   31,717,891     34,889,374     36,574,462     36,664,644

                                                FIRST         SECOND          THIRD         FOURTH
1999                                           QUARTER        QUARTER        QUARTER        QUARTER
- ----                                       -------------- -------------- -------------- --------------
Revenues reported by HQ ..................  $    46,050    $    53,574    $    56,898    $    57,923
Expenses reported by the Company .........        1,668          8,754          6,847          9,537
Expenses reported by HQ ..................       44,490         52,359         56,413         85,589
Total expenses ...........................       46,158         61,113         63,260         95,126
Equity in net loss and impairment of
 unconsolidated companies ................         (547)        (1,309)        (4,828)        (3,582)
Minority interest ........................         (550)          (407)           314         19,433
Net loss .................................       (1,956)        (9,835)       (11,740)       (16,316)
Basic and diluted net loss per weighted
 average common share ....................  $     (0.08)   $     (0.40)   $     (0.47)   $     (0.59)
Basic and diluted weighted average common
 shares outstanding ......................   24,686,042     24,712,383     25,163,301     27,812,667