Form 10-Q
period 2001-03-31
FRONTLINE CAPITAL GROUP
filed 2001-05-15
CIK 1052743

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                         COMMISSION FILE NUMBER: 0-30162

                             FRONTLINE CAPITAL GROUP
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                       DELAWARE                                                   11-3383642
                       --------                                                   ----------
(STATE OR OTHER JURISDICTION OF INCORPORATION OF ORGANIZATION)      (I.R.S. EMPLOYER IDENTIFICATION NO.)

               90 PARK AVENUE, NEW YORK, NY                                      10016
              ------------------------------                                     -----
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                               (ZIP CODE)

                                 (212) 931-8000
               (REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE)
                  --------------------------------------------

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) YES X NO __, AND (2) HAS BEEN SUBJECT TO SUCH FILINGS FOR THE PAST 90 DAYS, YES X NO __.

THE REGISTRANT HAS ONLY ONE CLASS OF COMMON STOCK, ISSUED AT $.01 PAR VALUE PER SHARE WITH 36,911,969 SHARES OUTSTANDING AS OF MAY 9, 2001.

                     --------------------------------------
================================================================================

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                                QUARTERLY REPORT
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

                                TABLE OF CONTENTS

INDEX                                                                                                   PAGE
----------------------------------------------------------------------------------------------------------------
PART I.  FINANCIAL INFORMATION
----------------------------------------------------------------------------------------------------------------
Item 1.             Financial Statements

                    Consolidated Balance Sheets as of March 31, 2001 (unaudited) and December
                    31, 2000....................................................................          3

                    Consolidated Statements of Operations for the three months ended March 31,
                    2001 and 2000 (unaudited)...................................................          4

                    Consolidated Statements of Cash Flows for the three months ended March 31,
                    2001 and 2000 (unaudited)...................................................          5

                    Notes to the Consolidated Financial Statements (unaudited)..................          6

Item 2.             Management's Discussion and Analysis of Financial Condition and Results of
                    Operations..................................................................         25

Item 3.             Quantitative and Qualitative Disclosures about Market Risk..................         33
----------------------------------------------------------------------------------------------------------------
PART II.  OTHER INFORMATION
----------------------------------------------------------------------------------------------------------------

Item 1.             Legal Proceedings...........................................................         35
Item 2.             Changes in Securities and Use of Proceeds...................................         35
Item 3.             Defaults Upon Senior Securities.............................................         35
Item 4.             Submission of Matters to a Vote of Securities Holders.......................         35
Item 5.             Other Information...........................................................         35
Item 6.             Exhibits and Reports on Form 8-K............................................         35

----------------------------------------------------------------------------------------------------------------
SIGNATURES                                                                                               36
----------------------------------------------------------------------------------------------------------------

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS


                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                       MARCH 31,      DECEMBER 31,
                                                                                         2001            2000
                                                                                   ---------------  ---------------
ASSETS:                                                                             (UNAUDITED)
Current Assets:
     Cash and cash equivalents..................................................           $5,115          $23,105
     Restricted cash............................................................            5,457            6,625
     Accounts receivable, net of allowance for doubtful accounts of
       $3,081 at March 31, 2001 and $3,393 at December 31, 2000.................           33,990           38,791
     Other current assets.......................................................           14,597           35,092
                                                                                    ---------------  ---------------
         Total Current Assets...................................................           59,159          103,613
Ownership interests in and advances to unconsolidated companies.................           32,199           39,845
Intangible assets, net..........................................................          658,476          667,936
Property and equipment, net.....................................................          228,336          221,677
Deferred financing costs, net...................................................           38,313           48,875
Investments in joint ventures...................................................           28,963           30,531
Other assets, net...............................................................           25,032           19,883
                                                                                   ---------------  ---------------
         Total Assets...........................................................       $1,070,478       $1,132,360
                                                                                   ===============  ===============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:

     Accounts payable and accrued expenses......................................          $51,609          $67,412
     Current portion of senior secured debt.....................................           20,456           32,999
     Notes payable..............................................................               --           25,000
     Deferred rent payable......................................................            2,705            2,852
     Other current liabilities..................................................            2,304            2,558
                                                                                   ---------------  ---------------
         Total Current Liabilities..............................................           77,074          130,821
Credit facilities with related parties..........................................          134,089          135,523
Senior secured debt.............................................................          189,404          179,926
Subordinated notes payable......................................................          125,000          125,000
Deferred rent payable...........................................................           42,146           38,562
Other liabilities...............................................................           85,711           82,305
                                                                                   ---------------  ---------------
         Total Liabilities......................................................          653,424          692,137
                                                                                   ---------------  ---------------
Minority interest...............................................................          305,249          305,577
Redeemable convertible preferred stock (aggregate liquidation preference
      $25,000 at March 31, 2001 and $15,000 at December 31, 2000)...............           24,241           13,940
Commitments and contingencies...................................................               --               --
Shareholders' Equity:
     8.875% convertible cumulative preferred stock, $.01 par value, 25,000,000
       shares authorized, 26,000 issued and outstanding........................                --               --
     Common stock, $.01 par value, 100,000,000 shares authorized,
       36,729,074 and 36,625,847 shares issued and outstanding at
       March 31, 2001 and December 31, 2000, respectively......................               367              366
     Additional paid-in capital.................................................          401,536          400,916
     Accumulated deficit........................................................         (311,246)        (281,030)
     Accumulated other comprehensive income.....................................           (3,093)             454
                                                                                   ---------------  ---------------
         Total Shareholders' Equity.............................................           87,564          120,706
                                                                                   ---------------  ---------------
         Total Liabilities and Shareholders' Equity.............................       $1,070,478       $1,132,360
                                                                                   ===============  ===============

          See accompanying notes to consolidated financial statements.

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                            THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                      -------------------------------
                                                                                           2001               2000
                                                                                           ----               ----
HQ Operating Revenues:
   Workstation revenue.........................................................             $98,057           $37,343
   Support services............................................................              54,348            25,078
                                                                                      -------------     -------------
      Total HQ Operating Revenues..............................................             152,405            62,421
                                                                                      -------------     -------------
 HQ Operating Expenses:
   Rent........................................................................              59,334            26,240
   Support services............................................................              18,049             7,907
   Center general and administrative...........................................              31,062            15,585
   General and administrative..................................................              17,559             7,168
                                                                                      -------------     -------------
     Total HQ Operating Expenses................................................            126,004            56,900
                                                                                      -------------     -------------

     HQ Operating Income.......................................................              26,401             5,521

HQ Other Expenses:

   Depreciation and amortization...............................................             (18,945)           (6,219)
   Interest expense, net.......................................................             (13,769)           (3,360)
   Merger and integration costs................................................                 --               (826)
                                                                                      -------------     -------------

     HQ Loss...................................................................              (6,313)           (4,884)

Parent Expenses:
   General and administrative expenses.........................................              (1,862)           (4,972)
   Amortization of deferred charges............................................              (1,333)           (1,652)
   Restructuring costs.........................................................              (2,645)               --
   Interest expense, net.......................................................              (5,121)           (6,620)
   Depreciation and amortization...............................................                  --               (43)
   Development stage company costs.............................................                  --            (1,564)
                                                                                      -------------     -------------

     Loss before income taxes, minority interest and equity in net loss and
       impairment of unconsolidated companies..................................             (17,274)          (19,735)

Provision for income taxes.....................................................              (1,452)             (190)
Minority interest..............................................................              (1,532)              902
Equity in net loss and impairment of unconsolidated companies..................              (9,958)          (18,294)
                                                                                      -------------     -------------

     Loss before extraordinary item from early extinguishment of debt..........             (30,216)          (37,317)

Extraordinary item from early extinguishment of debt...........................                  --            (2,648)
                                                                                      -------------     -------------

     Net loss..................................................................             (30,216)          (39,965)

Dividends on and accretion of preferred stock..................................              (2,992)             (346)
                                                                                      -------------     -------------

     Net loss applicable to common shareholders................................            $(33,208)         $(40,311)
                                                                                      =============     =============

Basic and diluted net loss per weighted average common share...................              $(0.91)           $(1.27)
                                                                                      =============     =============

Basic and diluted weighted average common shares outstanding...................          36,660,417        31,717,891
                                                                                      =============     =============

          See accompanying notes to consolidated financial statements.

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                           THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                     -------------------------------
                                                                                            2001             2000
                                                                                            ----             ----
Cash Flows from Operating Activities:
   Net loss.....................................................................        $ (30,216)         $(39,965)
   Adjustments to reconcile net loss to cash used in operating activities:
       Depreciation and amortization............................................           18,945             6,262
       Amortization of deferred financing costs.................................            2,488               227
       Extraordinary loss on early extinguishment of debt.......................               --             2,648
       Equity in net loss and impairment of unconsolidated companies............            9,958            18,294
       Realized gain on sale of short-term investments..........................             (466)               --
       Minority interest........................................................            1,532              (902)
       Stock and related compensation ..........................................            2,384             1,652
       Non-cash restructuring costs.............................................              927                --
       Cumulative translation adjustment........................................           (4,540)               --
       Changes in operating assets and liabilities:
         Accounts receivable, net...............................................            4,801              (873)
         Acquisition costs and other assets.....................................            2,000            (4,722)
         Deferred rent payable..................................................            2,267             1,363
         Accounts payable and accrued expenses..................................          (17,742)           (7,130)
         Other liabilities......................................................            3,525               571
         Affiliate receivables..................................................               --              (503)
                                                                                     -------------     -------------
           Net cash used in operating activities................................           (4,137)          (23,078)
                                                                                     -------------     -------------

Cash Flows from Investing Activities:
   Acquisitions of officing solutions centers, net of cash proceeds.............             (123)              467
   Equipment  ..................................................................          (15,398)          (12,936)
   Restricted cash..............................................................            1,168             3,100
   Proceeds from sale of short-term investments.................................           20,918                --
   Acquisition of ownership interests and advances to unconsolidated
     Companies..................................................................             (236)          (62,765)
                                                                                     -------------     -------------
           Net cash provided by (used in) investing activities..................            6,329           (72,134)
                                                                                     -------------     -------------

Cash Flows from Financing Activities:
   Issuance of common stock and warrants, net of costs..........................               --           154,481
   Issuance of preferred stock and redeemable preferred stock, net of costs.....           10,000            24,530
   Deferred financing costs.....................................................             (301)             (559)
   Net change in credit facilities with related parties.........................           (1,434)            6,867
   Capital leases...............................................................             (372)             (263)
   Net repayments of secured credit facility and notes payable..................          (28,065)          (32,832)
   Other, net ..................................................................              (10)               94
                                                                                     -------------     -------------
           Net cash provided by (used in) financing activities..................          (20,182)          152,318
                                                                                     -------------     -------------
Cash and Cash Equivalents:
   Net increase (decrease)......................................................          (17,990)           57,106
   Beginning of period..........................................................           23,105            32,740
                                                                                     -------------     -------------
   End of period................................................................           $5,115           $89,846
                                                                                     =============     =============

          See accompanying notes to consolidated financial statements.

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

1.       DESCRIPTION OF THE COMPANY

FrontLine Capital Group ("FrontLine" or the "Company") manages companies servicing small and medium-size enterprises ("SMEs") and mobile workforces of larger companies. FrontLine has two distinct operating segments: one holds FrontLine's interest in HQ Global Workplaces, Inc., a leader in the officing solutions market (see Note 3 for further discussion), and its predecessor companies ("HQ" or the "HQ Global Segment"), and the other consists of FrontLine (parent company) ("FrontLine Parent") and its interests in a group of technology-based companies (the "Parent and Other Interests Segment").

In October 2000, FrontLine announced that, as a result of changing market conditions, it was refining its strategic plan (the "Restructuring"- see Note 8 for further discussion) to highlight its holdings in HQ and to maximize the value of its other holdings. Additionally, in conjunction with the Restructuring, FrontLine announced that it would focus its resources and capital on the businesses within its existing portfolio and cease pursuing new investment activities.


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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (substantially consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K (the "Form 10-K") for the year ended December 31, 2000.

ACCOUNTING FOR OWNERSHIP INTERESTS

The interests that FrontLine owns are accounted for under one of three methods: consolidation, equity method and cost method. The applicable accounting method is generally determined based on the Company's voting interest and rights in each investee.

Consolidation. Where the Company directly or indirectly owns more than 50% of the outstanding voting securities of an entity or controls the board of directors, the consolidation method of accounting is

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

applied. Under this method, an entity's results of operations are reflected within the Company's Consolidated Statements of Operations. Participation of other non-FrontLine shareholders in the earnings or losses of a consolidated entity is reflected in the caption "Minority interest" in the Consolidated Statements of Operations. Minority interest adjusts the consolidated net results of operations to reflect only the Company's share of the earnings or losses of the consolidated entity.

Equity Method. Investees whose results are not consolidated, but over whom the Company exercises significant influence, have been accounted for under the equity method of accounting. Under the equity method of accounting, an investee's accounts are not reflected within the Company's Consolidated Statements of Operations; however, FrontLine's share of the earnings or losses of the investee is reflected in the caption "Equity in net loss and impairment of unconsolidated companies."

Cost Method. Investees not accounted for under either the consolidation or the equity method of accounting, which are generally those in which the Company has less than a 20% interest in the voting securities of the investee, are accounted for under the cost method of accounting. Under this method, the Company's share of the earnings or losses of such companies is not included in the Consolidated Statements of Operations.

CASH AND CASH EQUIVALENTS

The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

MARKETABLE EQUITY SECURITIES

Available-for-sale marketable equity securities are reported at fair market value, with the resulting net unrealized gain or loss reported within shareholders' equity.

PROPERTY AND EQUIPMENT

Property and equipment consists primarily of property and equipment owned by HQ, and is stated at cost less accumulated depreciation and amortization. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets which range from three to seven years. Leasehold improvements are amortized over the lesser of the term of the related lease or the estimated useful lives of the assets. As of March 31, 2001 and December 31, 2000, the related accumulated depreciation and amortization was $51.7 million and $43.0 million, respectively.

INTANGIBLE ASSETS

Intangible assets consist primarily of goodwill representing the excess of the purchase price over the net assets acquired of VANTAS Incorporated ("VANTAS") and HQ. In connection with the merger of HQ and VANTAS (see Note 3), the Company reassessed the estimated life of goodwill resulting from the merger. As a result, the amortization period for goodwill was reduced from 30 to 20 years. As of March 31, 2001 and December 31, 2000, the related accumulated amortization was $44.4 million and $35.4 million, respectively.

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

IMPAIRMENTS

Ownership Interests and Advances to Unconsolidated Companies

The Company continually evaluates the carrying value of its ownership interests in and advances to each of its investments in unconsolidated companies for possible impairment based on achievement of business plan objectives and milestones, the value of each ownership interest in the unconsolidated company relative to carrying value, the financial condition and prospects of the company and other relevant factors. The fair value of the Company's ownership interests in and advances to privately held companies is generally determined based on the value at which independent third parties have invested or have committed to invest in the companies. In connection with the Restructuring, the Company recorded a $25.7 million charge in the fourth quarter of the year ended December 31, 2000 to recognize impairment charges to reduce the carrying value of its investments in certain unconsolidated companies. In recognition of continuing difficult capital market conditions, the Company recorded an additional $9.4 million charge during the three months ended March 31, 2001 to recognize further impairment charges related to such investments. The 2001 charges are included in "Equity in net loss and impairment of unconsolidated companies" in the accompanying Consolidated Statement of Operations.

Long-Lived Assets

The Company reviews long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to projected future undiscounted cash flows expected to be generated by the asset or business center. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Management believes that, at March 31, 2001, no impairment of long-lived assets has occurred during the three-month period then ended and that no reduction of the related estimated useful lives is warranted. The assessment of the recoverability of long-lived assets will be impacted if estimated future operating cash flows are not achieved. Assets to be disposed of are reported at the lower of the carrying amount or estimated fair value less costs to sell.

FOREIGN CURRENCY TRANSLATION

HQ's financial statements have been prepared using the local currency as the functional currency. Foreign currency exchange gains and losses resulting from the translation of financial statements denominated in local currencies into U.S. dollars are included as a component of shareholders' equity.

REVENUE RECOGNITION

The Company's operating revenues for both periods presented were attributable to HQ. Revenues from workstations and business services are recognized as the related services are provided. Workstation revenues consist of office and related furniture rental, parking and storage. Business services consist of (1) technology services comprised of Internet, videoconferencing and telecommunications services and (2) other business services which include charges to clients that do not require offices on a full-time basis, conference and training room usage, catering, copies, management and franchise fees.

STOCK-BASED COMPENSATION

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options and grants

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

because the alternative fair value accounting provided for under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," requires the use of option valuation models that were not developed for use in valuing employee stock options.

INCOME TAXES

The Company accounts for income taxes under the liability method which requires recognition of deferred tax assets and liabilities based upon the expected future tax consequences of events included in the Company's financial statements and tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. For the three months ended March 31, 2001 and 2000, the Company recognized current state and foreign income tax provisions of $1.5 million and $0.2 million, respectively.

Additionally, deferred tax assets are recognized for temporary differences that will result in deductible amounts in future years. A valuation allowance is recognized if it is more likely than not that some portion of the deferred asset will not be realized. As of March 31, 2001, the Company's deferred tax assets have been fully reserved because of the uncertainty of the timing and amount of future taxable income.

COMPREHENSIVE LOSS

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions, events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. During the three months ended March 31, 2001, the difference between net loss of $30,216,000 and total comprehensive loss of $33,297,000 was due to $2,715,000 of unrealized losses arising from foreign currency translation and $366,000 of unrealized losses on "available-for-sale" marketable securities.


SEGMENT REPORTING

The segment information required by SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," relating to the HQ Segment and the Parent and Other Interests Segment is presented in Notes 3 and 4, respectively.

Each of the segments has a FrontLine senior professional assigned for purposes of monitoring performance and carrying out operating activity. These professionals report directly to the Chief Executive Officer and Treasurer, who along with the Board of Directors have been identified as the chief operating decision makers because of their final authority over resource allocation decisions and performance assessment.

FrontLine's governance and control rights are generally exercised through Board of Directors seats and through representation on the executive committees of its investee entities.

FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" requires the Company to disclose the estimated fair values of its financial instrument assets and liabilities. The carrying amounts approximate fair value for cash and cash equivalents, accounts receivable and accounts payable because of the short maturity of those instruments. Other than as disclosed in Notes 5 and 10, the estimated fair values of the Company's long-term debt approximate the recorded balances.

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company adopted the provisions of SFAS No. 133 ("SFAS 133") "Accounting for Derivatives and Hedging Activities," as amended, effective January 1, 2001. SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. HQ enters into contracts that establish a cap and a floor interest rate on notional amounts to hedge the interest rate risk on its floating-rate debt. The Company's policy is that it will not speculate in hedging activities. The adoption of SFAS 133 resulted in an additional $2.4 million of interest expense being recognized in the three months ended March 31, 2001.

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

3.       INTEREST IN HQ GLOBAL AND PREDECESSOR ENTITIES

OVERVIEW

HQ is a leader in the officing solutions market. HQ provides a complete outsourced office solution through furnished and equipped individual offices and multi-office suites available on short notice with flexible contracts. HQ also provides business support and information services, including telecommunications; broadband Internet access; mail room and reception services; high-speed copying, faxing and printing services; secretarial, desktop publishing and IT support services and various size conference facilities, with multi-media presentation and, in certain cases, video teleconferencing capabilities. HQ also provides similar services for those businesses and individuals that do not require offices on a full-time basis. As of March 31, 2001, HQ owned, operated, or franchised 460 business centers in 19 countries. This included 19 business centers open for twelve months or less. Also included are 6 business centers managed by HQ for unrelated third parties and 9 international joint-venture business centers, through its European subsidiary. HQ's wholly-owned subsidiary is also the franchisor of 46 domestic and 30 international business centers for unrelated franchisees.

2000 TRANSACTIONS

In connection with the completion of its step acquisition of VANTAS which began in 1999, in the first quarter of 2000 the Company paid approximately $43.3 million in cash and issued 1,294,103 shares of its common stock to other VANTAS stockholders pursuant to the terms of stock purchase agreements

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

thereby increasing its ownership interest in VANTAS to approximately 84% on a basic basis and 76% on a diluted basis.

On June 1, 2000, VANTAS merged with HQ Global Workplaces, Inc. ("Old HQ"), in a two-step merger, and HQ Global also acquired two other entities involved in the executive office suites business outside the United States (the "HQ Merger"). As a result of the HQ Merger, the combined company, under the name HQ Global Workplaces, Inc., became a wholly-owned subsidiary of a newly-formed parent corporation, HQ Global Holdings, Inc. ("HQ Global"). The HQ Merger was financed through a combination of debt and HQ Global preferred stock and warrants. As of March 31, 2001, FrontLine's ownership interest was approximately 56% on a basic basis. Although FrontLine's percentage ownership may vary depending on the actual preferred stock conversion price, on a fully-diluted basis, assuming the outstanding preferred stock converted at the HQ Merger conversion price, and assuming that certain warrants to purchase HQ Global stock become exercisable (which would occur if a qualified initial offering of HQ is not consummated by March 1, 2002), FrontLine would own approximately 37% of the common stock of HQ Global. To effectuate the HQ Merger, FrontLine contributed approximately $17 million in cash and its ownership interest in VANTAS. Additionally, FrontLine holds an option it purchased in January 1999, to acquire another HQ Global shareholder's 3.1% basic interest for $4.3 million at any time between July 8, 2001 and January 7, 2002.

The costs of the HQ Merger have been allocated to the respective assets acquired and liabilities assumed, with the remainder recorded as goodwill, based on preliminary estimates of fair values as follows (in thousands):


        Working capital....................................................           $7,840
        Property and equipment.............................................          107,047
        Goodwill...........................................................          407,441
        Favorable acquired business center operating leases................           25,690
        Other assets.......................................................           32,504
        Other liabilities..................................................          (45,080)
        Notes payable......................................................         (138,693)
                                                                              ---------------
         Total ...........................................................          $396,749
                                                                              ===============


The estimates of fair value were determined by HQ Global's management based on information provided by the management of the acquired entities. The above purchase price allocation has been revised from the original allocation as estimated amounts have been finalized.

The unaudited pro forma financial information set forth below is based upon the historical statements of operations of FrontLine for the three months ended March 31, 2000, adjusted to give effect to the HQ Merger as of the beginning of such period. The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the HQ Merger occurred as presented, nor does it purport to represent the results of operations for future periods (in thousands, except per share amounts).


        Revenues...........................................................      $136,102
        Net loss...........................................................       (47,646)
        Net loss applicable to common shareholders.........................       (47,992)
        Basic and diluted net loss per common share........................         (1.31)

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

FINANCIAL STATEMENTS

The following statements present the portion of the Company's financial position, results of operations and cash flows represented by HQ Global and predecessor entities as of and for the periods indicated.

                       HQ GLOBAL AND PREDECESSOR ENTITIES
                                 BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                     MARCH 31,         DECEMBER 31,
                                                                                        2001               2000
                                                                                   ---------------  ---------------
ASSETS:
Current Assets:
     Cash and cash equivalents..................................................           $2,110          $16,182
     Restricted cash............................................................            5,457            6,625
     Accounts receivable, net of allowance for doubtful accounts of
       $3,081 at March 31, 2001 and $3,393 at December 31, 2000.................           33,990           38,791
     Other current assets.......................................................           13,953           13,164
                                                                                   ---------------  ---------------
         Total Current Assets...................................................           55,510           74,762
Intangible assets, net..........................................................          658,476          667,936
Property and equipment, net.....................................................          228,336          221,677
Deferred financing costs, net...................................................           38,090           48,246
Investments in joint ventures...................................................           28,963           30,531
Other assets, net...............................................................           17,207           10,347
                                                                                   ---------------  ---------------
         Total Assets...........................................................       $1,026,582       $1,053,499
                                                                                   ===============  ===============

LIABILITIES AND NET BUSINESS UNIT EQUITY:
Current Liabilities:
     Accounts payable and accrued expenses......................................          $44,966          $58,166
     Current portion of senior secured debt.....................................           20,456           32,999
     Deferred rent payable......................................................            2,705            2,852
     Other current liabilities..................................................            2,304            2,558
                                                                                   ---------------  ---------------
         Total Current Liabilities..............................................           70,431           96,575
Senior secured debt.............................................................          189,404          179,926
Subordinated notes payable......................................................          125,000          125,000
Deferred rent payable...........................................................           42,146           38,562
Other liabilities...............................................................           66,788           68,406
                                                                                   ---------------  ---------------
         Total Liabilities......................................................          493,769          508,469
Minority interest...............................................................          305,249          305,577
Cumulative translation adjustment...............................................           (2,852)            (137)
Net business unit equity........................................................          230,416          239,590
                                                                                   ---------------  ---------------
         Total Liabilities and Net Business Unit Equity.........................       $1,026,582       $1,053,499
                                                                                   ===============  ===============


                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

3.       INTEREST IN HQ GLOBAL AND PREDECESSOR ENTITIES (CONTINUED)

                       HQ GLOBAL AND PREDECESSOR ENTITIES
                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                 -------------------------------
                                                                                        2001              2000
                                                                                        ----              ----
HQ Operating Revenues:
   Workstation revenue.................................................               $98,057           $37,343
   Support services....................................................                54,348            25,078
                                                                                 -------------     -------------
     Total HQ Operating Revenues.......................................               152,405            62,421
                                                                                 -------------     -------------

HQ Operating Expenses:
   Rent................................................................                59,334            26,240
   Support services....................................................                18,049             7,907
   Center general and administrative...................................                31,062            15,585
   General and administrative..........................................                17,559             7,168
                                                                                 -------------     -------------
     Total HQ Operating Expenses.......................................               126,004            56,900
                                                                                 -------------     -------------

     HQ Operating Income...............................................                26,401             5,521
HQ Other Expenses:
   Depreciation and amortization.......................................               (18,945)           (6,219)
   Interest expense, net...............................................               (13,769)           (3,360)
   Merger and integration costs........................................                    --              (826)
                                                                                 -------------     -------------
     Loss before income taxes and minority interest....................                (6,313)           (4,884)
Provision for income taxes.............................................                (1,452)             (190)
Minority interest......................................................                (1,532)              902
                                                                                 -------------     -------------
     Net loss attributable to HQ.......................................               $(9,297)          $(4,172)
                                                                                 =============     =============
Basic and diluted net loss attributable to HQ per weighted average
   common share........................................................                $(0.25)           $(0.13)
                                                                                 =============     =============
Basic and diluted weighted average common shares of FrontLine
   outstanding.........................................................            36,660,417        31,717,891
                                                                                 =============     =============

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)


3.       INTEREST IN HQ GLOBAL AND PREDECESSOR ENTITIES (CONTINUED)

                            HQ GLOBAL AND PREDECESSOR
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                  ------------------------------
                                                                                        2001             2000
                                                                                        ----             ----
Cash Flows from Operating Activities:
   Net loss attributable to HQ................................................        $(9,297)         $(4,172)
   Adjustments to reconcile net loss attributable to HQ to cash provided by
       (used in) operating activities:
       Depreciation and amortization..........................................         18,945            6,219
       Amortization of deferred financing costs...............................          2,031              227
       Minority interest......................................................          1,532             (902)
       Stock and related compensation.........................................            511               --
       Cumulative translation adjustment......................................         (4,540)              --
       Changes in operating assets and liabilities:
         Accounts receivable, net.............................................          4,801             (873)
         Acquisition costs and other assets...................................            875             (557)
         Deferred rent payable................................................          2,267            1,363
         Accounts payable and accrued expenses................................        (12,031)         (10,492)
         Other liabilities....................................................         (1,499)           1,336
                                                                                  -------------    -------------
           Net cash provided by (used in) operating activities................          3,595           (7,851)
                                                                                  -------------    -------------
Cash Flows from Investing Activities:
   Acquisitions of officing solutions centers, net of cash proceeds...........             --              467
   Equipment  ................................................................        (15,398)         (12,075)
   Restricted cash............................................................          1,168            3,100
                                                                                  -------------    -------------
           Net cash used in investing activities..............................        (14,230)          (8,508)
                                                                                  -------------    -------------

Cash Flows from Financing Activities:
   Net proceeds from Parent...................................................             --           10,842
   Deferred financing costs...................................................             --              (37)
   Net proceeds from notes payable............................................         (3,065)          11,575
   Capital leases.............................................................           (372)            (263)
   Net proceeds from minority interest........................................             --            1,084
                                                                                -------------    -------------
           Net cash provided by (used in) financing activities................         (3,437)          23,201
                                                                                -------------    -------------
Cash and Cash Equivalents:
   Net increase (decrease)....................................................        (14,072)           6,842
   Beginning of period........................................................         16,182            3,807
                                                                                -------------    -------------
   End of period..............................................................         $2,110          $10,649
                                                                                =============    =============

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

4.       OTHER OWNERSHIP INTERESTS

The Company's ownership interests in its investees are classified according to the applicable accounting method utilized at March 31, 2001 and December 31, 2000. The carrying value of equity method investments represents the Company's acquisition costs less any impairment charges and the Company's share of such investees' losses. The carrying value of cost method investments represents the Company's acquisition costs less any impairment charges in such investees. The Company's ownership interests in and advances to investees accounted for under the equity method or cost method of accounting are as follows (in thousands):

                                                          MARCH 31, 2001                   DECEMBER 31, 2000
                                                  -------------------------------    -------------------------------
                                                 CARRYING VALUE      COST BASIS       CARRYING VALUE    COST BASIS
                                                  -------------    --------------    -------------     -------------
Equity Method...............................           $28,199          $158,616          $32,969          $156,104
Cost Method.................................             4,000            17,700            6,876            17,700
                                                  -------------                      -------------
                                                       $32,199                            $39,845
                                                  =============                      =============

The following details the Company's equity in net loss and impairment of unconsolidated companies (in thousands):


                                                                     THREE MONTHS ENDED MARCH 31,
                                                                   ----------------------------------
                                                                        2001               2000
                                                                   ---------------    ---------------
Reckson Strategic Venture Partners, LLC.......................             $(1,007)             $(141)
Other unconsolidated companies................................                  --            (18,153)
Aggregate impairment charges..................................              (9,417)               --
Gain on sale of Intuit, Inc. stock ...........................                 466                --

                                                                   ---------------    ---------------
   Equity in net loss and impairment of unconsolidated
     companies................................................             $(9,958)          $(18,294)
                                                                   ===============    ===============

EMPLOYEEMATTERS

On December 20, 2000, the Company sold its interest in EmployeeMatters, Inc. ("EmployeeMatters") to Intuit, Inc. ("Intuit") for 556,027 shares of Intuit common stock. The fair value of such stock on the closing date of the sale was $21.3 million. As a result of the sale, the Company recorded a gain of $8.3 million, net of $0.7 million of expenses and other related charges, in the fourth quarter of the year ended December 31, 2000. Included in the above Intuit shares are 23,072 shares held in escrow in order to collateralize certain indemnification obligations of the Company. Assuming that there are no claims under such indemnification, such shares will be released to the Company in December 2001.

RECKSON STRATEGIC

Reckson Strategic Venture Partners, LLC ("Reckson Strategic") invests in operating companies with experienced management teams in real estate and real estate related market sectors which are in the early stages of their growth cycle or offer unique circumstances for attractive investments, as well as platforms for future growth.


Through RSVP Holdings, LLC ("Holdings"), the Company is a managing member and 100% owner of the common equity of Reckson Strategic. New World Realty, LLC, an entity owned by two individuals (the "RSVP Managing Directors") retained by Holdings, acts as a managing member of Holdings, and has

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

a carried interest which provides for the RSVP Managing Directors to receive a share in the profits of Reckson Strategic after the Company, UBS Real Estate Securities, Inc. ("UBS Real Estate"), formerly Paine Webber Real Estate Securities, Inc., and Stratum Realty Fund, L.P. ("Stratum") have received certain minimum returns and a return of capital. UBS Real Estate and Stratum are non-managing members and preferred equity owners who have committed $150 million and $50 million, respectively, in capital and share in profits and losses of Reckson Strategic with the Company, subject to a maximum internal rate of return of 16% of invested capital. The carrying values of the Company's investment in Reckson Strategic, which is accounted for under the equity method, were $28.2 million and $29.0 million as of March 31, 2001 and December 31, 2000, respectively.

SALE OF INTUIT

During the three months ended March 31, 2001, the Company sold all 532,955 shares of Intuit not held in escrow at a realized gain of $0.5 million.

FINANCIAL STATEMENTS

The following statements present the portion of the Company's financial position, results of operations and cash flows represented by FrontLine Parent and other interests as of and for the periods indicated.

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

                      FRONTLINE PARENT AND OTHER INTERESTS
                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                       MARCH 31,         DECEMBER 31,
                                                                                         2001               2000
                                                                                   ---------------  ---------------
ASSETS:
Current Assets:
     Cash and cash equivalents..................................................           $3,005           $6,923
     Other current assets.......................................................              644           21,928
                                                                                   ---------------  ---------------

         Total Current Assets...................................................            3,649           28,851
Ownership interests in and advances to unconsolidated companies.................           32,199           39,845
Ownership interests in HQ and predecessor entities..............................          230,416          239,590
Deferred financing costs, net...................................................              223              629
Other assets, net...............................................................            7,825            9,536
                                                                                   ---------------  ---------------
         Total Assets...........................................................         $274,312         $318,451
                                                                                   ===============  ===============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
     Accounts payable and accrued expenses......................................           $6,643           $9,246
     Notes payable..............................................................               --           25,000
                                                                                   ---------------  ---------------
         Total Current Liabilities..............................................            6,643           34,246
Credit facilities with related parties..........................................          134,089          135,523
Other liabilities...............................................................           18,923           13,899
                                                                                   ---------------  ---------------
         Total Liabilities......................................................          159,655          183,668
                                                                                   ---------------  ---------------
Redeemable convertible preferred stock..........................................           24,241           13,940
Shareholders' Equity:
     8.875% convertible cumulative preferred stock, $.01 par value,
       25,000,000 shares authorized, 26,000 issued and outstanding..............               --               --
     Common stock, $.01 par value, 100,000,000 shares authorized,
       36,729,074 and 36,625,847 shares issued and outstanding at
       March 31, 2001 and December 31, 2000, respectively.......................              367              366
     Additional paid-in capital.................................................          401,536          400,916
     Accumulated deficit........................................................         (311,246)        (281,030)
     Unrealized gain (loss) on marketable equity securities.....................             (241)             591
                                                                                   ---------------  ---------------
         Total Shareholders' Equity.............................................           90,416          120,843
                                                                                   ---------------  ---------------
         Total Liabilities and Shareholders' Equity.............................         $274,312         $318,451
                                                                                   ===============  ===============

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)



4.       OTHER OWNERSHIP INTERESTS (CONTINUED)

                      FRONTLINE PARENT AND OTHER INTERESTS
                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                              ----------------------------------
                                                                                        2001             2000
                                                                                        ----             ----
Parent Expenses:
   General and administrative expenses....................................             $(1,862)         $(4,972)
   Amortization of deferred charges.......................................              (1,333)          (1,652)
   Restructuring costs....................................................              (2,645)              --
   Interest expense, net..................................................              (5,121)          (6,620)
   Depreciation and amortization..........................................                  --              (43)
   Development stage company costs.......................................                  --           (1,564)
                                                                                  -------------    -------------

     Loss before equity in net loss and impairment of
       unconsolidated companies...........................................             (10,961)         (14,851)

Equity in net loss and impairment of unconsolidated companies.............              (9,958)         (18,294)
                                                                                  -------------    -------------

     Loss before extraordinary item from early extinguishment of
       debt..............................................................              (20,919)         (33,145)

Extraordinary item from early extinguishment of debt......................                  --           (2,648)
                                                                                  -------------    -------------

     Net loss ............................................................             (20,919)         (35,793)

Dividends on and accretion of preferred stock.............................              (2,992)            (346)
                                                                                  -------------    -------------

     Net loss applicable to common shareholders attributable to
       Parent and Other Interests........................................             $(23,911)        $(36,139)
                                                                                  =============    =============

Basic and diluted net loss attributable to Parent and Other Interests
   per weighted average common share......................................              $(0.65)          $(1.14)
                                                                                  =============    =============

Basic and diluted weighted average common shares of FrontLine
   outstanding............................................................          36,660,417       31,717,891
                                                                                  =============    =============

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

4.       OTHER OWNERSHIP INTERESTS (CONTINUED)

                      FRONTLINE PARENT AND OTHER INTERESTS
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                             THREE MONTHS ENDED
                                                                                                  MARCH 31,

                                                                                       -------------------------------
                                                                                           2001              2000
                                                                                           ----              ----
Cash Flows from Operating Activities:
   Net loss.....................................................................         $(20,919)         $(35,793)
   Adjustments to reconcile net loss to cash used in operating activities.......
       Depreciation and amortization............................................               --                43
       Amortization of deferred financing costs.................................              457                --
       Extraordinary loss on early extinguishment of debt.......................               --             2,648
       Equity in net loss of unconsolidated companies...........................            9,958            18,294
       Realized gain on sale of short-term investments..........................             (466)               --
       Stock and related compensation...........................................            1,873             1,652
       Non-cash restructuring costs.............................................              927                --
       Changes in operating assets and liabilities:
         Acquisition costs and other assets.....................................            1,125            (4,165)
         Accounts payable and accrued expenses..................................           (5,711)            3,362
         Affiliate receivables..................................................               --              (503)
         Other liabilities......................................................            5,024              (765)
                                                                                     -------------     -------------
           Net cash used in operating activities................................           (7,732)          (15,227)
                                                                                     -------------     -------------

Cash Flows from Investing Activities:
   Acquisitions of officing solutions centers...................................             (123)          (10,842)
   Equipment....................................................................               --              (861)
   Proceeds from sale of short-term investments..................................          20,918                --
   Acquisition of ownership interests and advances to unconsolidated companies..             (236)          (62,765)
                                                                                     -------------     -------------
           Net cash provided by (used in) investing activities..................           20,559           (74,468)
                                                                                     -------------     -------------
Cash Flows from Financing Activities:
   Issuance of common stock and warrants, net of costs..........................               --           153,397
   Issuance of preferred and redeemable preferred stock, net of costs...........           10,000            24,530
   Deferred financing costs.....................................................             (301)             (522)
   Net proceeds from credit facilities with related parties.....................           (1,434)            6,867
   Net proceeds from notes payable..............................................          (25,000)          (44,407)
   Other                                                                                      (10)               94
                                                                                     -------------     -------------
           Net cash provided by (used in) financing activities..................          (16,745)          139,959
                                                                                     -------------     -------------

Cash and Cash Equivalents:
   Net increase (decrease)......................................................           (3,918)           50,264
   Beginning of period..........................................................            6,923            28,933
                                                                                     -------------     -------------
   End of period................................................................           $3,005           $79,197
                                                                                     =============     =============

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)


5.       NOTES PAYABLE

HQ CREDIT FACILITY


HQ has a credit facility (the "HQ Credit Facility") with certain lending institutions, which, as amended and restated as of May 31, 2000, provides for borrowings of up to $219.4 million under four term loans (the "Term Loans") and for borrowings or letters of credit of up to an additional $55.6 million under two revolving loan commitments (the "Revolver Loans"). Availabilities under the Revolver Loans are formula-based. As of March 31, 2001, there were $192.9 million in outstanding borrowings under the Term Loans and $17.0 million in borrowings outstanding under the Revolver Loans. As of March 31, 2001, HQ had letters of credit outstanding in the aggregate amount of $32.2 million for landlord security deposits. Such letters of credit are collateralized by $4.2 million in cash and $28.0 million of Revolver Loan commitments, leaving $10.6 million available under the Revolver Loans for additional borrowings.

The Term Loans are repayable in various quarterly installments through November 2005. Additional annual principal payments of 75% of excess cash flow, as defined, are required. Pursuant to such requirement, HQ made an accelerated principal payment of $15.1 million during the three-month period ended March 31, 2001. Any outstanding borrowings under the two Revolver Loans are due on November 6, 2003 and May 31, 2005, respectively. Borrowings under the HQ Credit Facility bear interest ranging from LIBOR (one-month LIBOR was approximately 5.3% at March 31, 2001) plus 3.25% to 4.0% for one, three or nine-month periods at the election of HQ or prime (8% at March 31, 2001) plus 2.25% to 3.00%. The weighted average interest rate on borrowings under the Term Loans at March 31, 2001 was approximately 9.1%. HQ pays a commitment fee of 1/2 of 1.0% per annum on the unused portion of the HQ Credit Facility.


As of March 31, 2001, the Company is a party to instruments which lock in the maximum underlying three-month LIBOR at levels between 7.93% and 9.00% on approximately $102.0 million of borrowings under the Credit Facility with various expiration dates through September 30, 2002. At March 31, 2001, the recognition of the fair value of these instruments in accordance with the adoption of SFAS 133 resulted in an increase in interest expense of $2.4 million for the three-month period ended March 31, 2001.

Maturities of borrowings outstanding under the HQ Credit Facility subsequent to March 31, 2001 are as follows (in thousands):

                     TWELVE MONTHS ENDING
                           MARCH 31,
                     --------------------
                           2002..............          $20,456
                           2003..............           21,104
                           2004..............           34,966
                           2005..............           79,268
                           2006..............           54,066
                                               ----------------
                               Total.........         $209,860
                                               ================

MEZZANINE LOAN

On May 31, 2000, HQ entered into a Senior Subordinated Credit Facility (the "Bridge Loan") in the amount of $125.0 million. The Bridge Loan carried an interest rate of LIBOR plus 6.5% and was to mature on May 31, 2007. On August 11, 2000, HQ replaced the Bridge Loan with a $125.0 million Senior Subordinated Note Agreement (the "Mezzanine Loan"). The Mezzanine Loan bears interest at 13.5% per annum and matures on May 31, 2007.

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

In connection with the Mezzanine Loan, the lenders received 503,545 Series A Warrants and 227,163 Series B Warrants to purchase common stock. The fair value of the Series A Warrants was recorded as debt issuance costs and is being amortized over the terms of the related loan resulting in an effective interest rate of 15.6%. No value will be assigned to the Series B Warrants until such time as it becomes probable that the Series B Warrants will become exercisable by the holders.


As of March 31, 2001, the fair value of HQ's notes payable exceeds the carrying value by approximately $26 million, assuming a 9% discount rate.

COVENANTS

The HQ Credit Facility and Mezzanine Loan contain certain covenants, including a defined maximum ratio of consolidated indebtedness to consolidated earnings before interest, income taxes, depreciation and amortization. In addition, there are other covenants pertaining to financial ratios and limitations on capital expenditures. Also, the HQ Credit Facility and Mezzanine Loan prohibit the declaration or payment of dividends by HQ Global or any of its subsidiaries, except for the payment of dividends in kind on its preferred stock. At March 31, 2001, HQ was in compliance with the covenants under these facilities as amended. While both HQ and, by extension, FrontLine, are currently in compliance with the financial covenants contained within their respective financing instruments, current internal projections for HQ operating results indicate that certain covenants may not be met during at least the next two quarters. Accordingly, negotiations with HQ's and FrontLine's lenders are underway to amend the necessary financial covenants to enable compliance for the next two quarters based upon the expected operating results. While no assurances can be given, it is management's belief that the necessary covenant amendments will be made.

HQ's lending institutions have an assignment of leases and rents associated with HQ's business centers to collateralize the borrowings under the HQ Credit Facility.

FRONTLINE BANK CREDIT FACILITY

On September 11, 2000, FrontLine amended its $25.0 million credit agreement (the "FrontLine Bank Credit Facility"). Borrowings under the FrontLine Bank Credit Facility are secured by shares of HQ Global and bear interest at LIBOR plus 5% for one, two, three or six-month interest periods, as selected by FrontLine. Any outstanding borrowings under the FrontLine Bank Credit Facility were originally due on March 11, 2001. In January 2001, FrontLine exercised its option to extend the maturity date until June 11, 2001. Subsequent to March 31, 2001, the Company further extended the maturity date to September 11, 2001. At March 31, 2001, FrontLine had no outstanding borrowings under the FrontLine Bank Credit Facility. (See above regarding the status of HQ's debt covenant compliance).

6.       REDEEMABLE PREFERRED STOCK

On December 13, 2000, FrontLine obtained a $25.0 million preferred equity facility (the "Preferred Equity Facility") with a major financial institution. At the inception of the Preferred Equity Facility, the Company drew $15.0 million, for net proceeds of $13.9 million; the remaining amount was drawn by FrontLine during the three months ended March 31, 2001, for net proceeds of $10.0 million.


The Preferred Equity Facility is comprised of a new series of redeemable convertible preferred securities. At the Company's option, the Preferred Equity Facility may be redeemed within the first twelve months following its inception. Quarterly dividends accrue during this period at the annual rate of 9.25%, but are not payable if the securities are redeemed within such twelve-month period. While these securities are outstanding, the holders have consent rights for certain significant transactions, including the incurrence of additional debt or the issuance of equity securities senior to, or on a parity with, the Series B Preferred Stock. These securities also contain certain covenants relating to HQ. In addition, the securities include a redemption premium that gradually increases from an initial rate of 6.0% for the first three months to a maximum of 27.5% after eleven months. If the securities are not redeemed prior to December 13, 2001, the securities (including the amount of the redemption premium) become convertible at the holder's option into FrontLine common stock at the initial rate of $13.3875 per share, the preferred stock becomes a voting security on an "as-converted" basis, and quarterly dividends become payable from the date of initial issuance at the annual rate of 9.25%. The securities have a mandatory redemption requirement after five years at a 27.5% premium, although certain capital events or uncured events of default would accelerate this period. Accordingly, the securities are classified as "Redeemable preferred stock" in the accompanying consolidated balance sheets.

The initial net proceeds of the securities are being accreted to the mandatory redemption price of 127.5% of face value over the five-year period through the mandatory redemption date.

7.       SHAREHOLDERS' EQUITY

During the three months ended March 31, 2001, the Company granted an aggregate 40,000 shares of common stock to its independent directors. Since the shares were vested upon grant, the $540,000 aggregate value on the date of grant was recognized in the three months ended March 31, 2001.

During the three months ended March 31, 2000, the Company completed preferred stock offerings of 26,000 shares of 8.875% Convertible Cumulative Preferred Stock at a price of $1,000 per share with net proceeds of $24.6 million. These shares are convertible into the Company's common stock at a price of $70.48.

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

On March 31, 2000, the Company sold approximately 2.6 million shares of its common stock at a price of $47.25 per share for aggregate consideration of approximately $122.6 million. Proceeds from the sale were utilized to repay the remaining portion of a then existing credit facility. As a result, certain deferred financing costs of approximately $2.6 million incurred in connection with the establishment of such credit facility were recognized as an extraordinary charge in the accompanying Consolidated Statement of Operations. As a part of this transaction, the Company issued 128,750 warrants with an exercise price of $47.25 per share for 3 years.

8.       RESTRUCTURING

On October 18, 2000, FrontLine announced a restructuring of its strategic plan, the steps under which are collectively referred to herein as the Restructuring (see Note 1). In connection with the Restructuring, FrontLine announced the termination of approximately 75% of its headquarters personnel which has occurred during a transition period through the first quarter of 2001. As a result of the Restructuring,

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

FrontLine recognized cash and non-cash restructuring charges of $12.8 million and $2.6 million during the fourth quarter of the year ended December 31, 2000 and the three-month period ended March 31, 2001, respectively.

The components of the 2000 charge are described in Note 13 to the consolidated financial statements included in the Form 10-K. The restructuring costs recognized during the three-month period ended March 31, 2001 consist principally of (1) $1.5 million of remaining accelerated amortization of stock compensation and related awards that resulted from the termination of certain employees in connection with the Restructuring, (2) $0.8 million of professional fees and other expenses relating to the Restructuring and (3) $0.2 million of severance and related payments made to employees who were terminated in 2001 in connection with the Restructuring. Of the cash portion of the aggregate restructuring costs recognized in 2000 and the first quarter of 2001, all but $0.4 million had been paid as of March 31, 2001. In connection with the Restructuring, FrontLine Parent has adopted a severance plan for its remaining employees.

9.         LONG-TERM INCENTIVE PLAN

In March 2000, the Compensation Committee of the Board of Directors adopted a long-term incentive plan (the "LTIP"). The terms of the LTIP are described in the Form 10-K. As disclosed in the Form 10-K, in April 2000 FrontLine paid advances aggregating $2.8 million on future payments under the long-term incentive plan to its four executive officers. The Company is amortizing the amount of the advances and related tax payments over the period through April 2007, the maximum period over which such advances are to be forgiven.

10.      TRANSACTIONS WITH RELATED PARTIES

The Company has a credit facility with Reckson Operating Partnership, L.P. ("Reckson") in the amount of $100 million (the "FrontLine Facility"). Reckson has advanced the Company $93.4 million at March 31, 2001 under the FrontLine Facility. These advances bear interest at 12% per annum with such rate increasing by 4% of the prior year's rate on outstanding borrowings.

Additionally, Reckson Strategic has a $100 million commitment from Reckson to fund its investment activities (the "Reckson Strategic Commitment"). Draws on the Reckson Strategic Commitment occur either in the form of advances to FrontLine (the "Reckson Strategic Facility" and, collectively with the FrontLine Facility, the "Credit Facilities") under terms similar to the FrontLine Facility or whereby Reckson makes direct investments with Reckson Strategic in joint ventures. As of March 31, 2001, Reckson has advanced FrontLine $41.4 million under the Reckson Strategic Commitment. The aggregate principal amount outstanding and due Reckson at March 31, 2001 under the Credit Facilities was $134.1 million. The estimated fair value of the Credit Facilities was approximately $2.6 million lower than the carrying value at March 31, 2001. Interest accrued on these facilities at March 31, 2001, was $18.1 million. Both of the FrontLine and Reckson Strategic Facilities expire in June 2003. Currently, the Company has an outstanding letter of credit in the amount of $0.4 million. This letter of credit decreases the availability under the FrontLine Facility.

On March 28, 2001, the Company's Board of Directors approved amendments to the Credit Facilities pursuant to which (i) interest is payable only at maturity and
(ii) Reckson may transfer all or any portion of its rights or obligations under the Credit Facilities to its affiliates. In addition, the Reckson Strategic Facility was amended to increase the amount available thereunder to up to $110 million. Reckson has

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

advanced approximately $68 million under the Reckson Strategic Commitment to fund additional Reckson Strategic-controlled joint ventures through March 31, 2001.

The Company is entitled to a cumulative annual management fee of $2 million with respect to Reckson Strategic, of which $1.5 million is subordinate to UBS Real Estate receiving an annual minimum rate of return of 16% and a return of its capital. The non-subordinated portion of the fee for each of the three months ended March 31, 2001 and 2000 was $0.1 million.

The Company reimburses Reckson with respect to general and administrative expenses (including payroll expenses) incurred by Reckson for the benefit of the Company. These services include payroll, human resources, accounting and other advisory services. During the three months ended March 31, 2000, the Company incurred $0.4 million for such activities. The Company did not incur any such charges in the three months ended March 31, 2001.

11.      CONTINGENCIES

In addition to the cases discussed in Note 16 to the consolidated financial statements included in the Form 10-K, the Company and its investee entities are party to claims and administrative proceedings arising in the ordinary course of business or which are otherwise subject to indemnification, some of which are expected to be covered by liability insurance (subject to policy deductibles and limitations of liability) and all of which, including the cases discussed in the Form 10-K, collectively are not expected to have a material adverse effect on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying financial statements of FrontLine Capital Group (the "Company" or "FrontLine") and related notes thereto.

The Company considers certain statements set forth in this Quarterly Report on Form 10-Q to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, with respect to the Company's expectations for future periods. Certain forward-looking statements, including, without limitation, statements relating to the achievement of our refocused business plan and our future operating performance and the future operating performance of HQ Global Holdings, Inc. ("HQ" or "HQ Global"), the financing of the Company's operations and the operations of its investee entities and the ability to integrate and manage effectively its various acquisitions, involve certain risks and uncertainties. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the actual results may differ materially from those set forth in the forward-looking statements and the Company can give no assurance that such expectations will be achieved. Certain factors that might cause the results of the Company to differ materially from those indicated by such forward-looking statements include, among other factors, negative changes in the officing solutions industry or the Internet-related businesses in which the unconsolidated companies in which we invest operate, changes in the market valuation or growth rate of comparable companies in the officing suites industry or the Internet-related industries in which the unconsolidated companies in which we invest operate, a continued downturn in general economic conditions, increases in interest rates, a lack of capital availability, ability to satisfy financial covenants, competition, reduced demand or decreases in rental rates for executive office suites and other real estate-related risks such as the timely completion of projects under development, our inability to complete future strategic transactions, costs incurred in connection with strategic transactions and our dependence upon our key personnel and the key personnel of HQ and other risks detailed in FrontLine's reports and other filings made with the Securities and Exchange Commission. Consequently, such forward-looking statements should be regarded solely as reflections of the Company's current operating and development plans and estimates. These plans and estimates are subject to revision from time to time as additional information becomes available, and actual results may differ from those indicated in the referenced statements.

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

In October 2000, FrontLine announced that, as a result of changing capital market conditions, it was refining its strategic plan (the "Restructuring"- see
Note 8 to the accompanying consolidated financial statements for further discussion) to highlight its holdings in HQ and to maximize the value of its other holdings. Additionally, in conjunction with the Restructuring, FrontLine announced that it would focus its resources and capital on the businesses within its existing portfolio and cease pursuing new investment activities.

In conjunction with the Restructuring, FrontLine re-evaluated the carrying values of its investments and recorded aggregate impairment charges of $25.7 million and $9.4 million in the fourth quarter of the year ended December 31, 2000 and the first quarter of 2001, respectively, in order to reduce the carrying value of these investments to estimated fair value.

EFFECT OF VARIOUS ACCOUNTING METHODS ON RESULTS OF OPERATIONS

The interests that FrontLine owns in its investee entities have historically been accounted for under one of three methods: consolidation, equity method and cost method. The applicable accounting method is generally determined based on the Company's voting interest and rights in each investee.

Consolidation. Where the Company directly or indirectly owns more than 50% of the outstanding voting securities of an entity or controls the board of directors, the consolidation method of accounting is applied. Under this method, an entity's results of operations are reflected within the Company's Consolidated Statements of Operations. The entities whose results are consolidated by the Company are comprised of VANTAS Incorporated ("VANTAS") and effective with the June 1, 2000 merger (the "HQ Merger") of VANTAS with HQ Global Workplaces, Inc. ("Old HQ"), HQ Global. The entity representative of Old HQ and its predecessors, such as VANTAS, is referred to herein as HQ. (See Note 3 to the accompanying consolidated financial statements for further discussion). Participation of other shareholders in the earnings or losses of the consolidated entities is reflected in the caption "Minority interest" in the Consolidated Statements of Operations. Minority interest adjusts the consolidated net results of operations to reflect only the Company's share of the earnings or losses of the consolidated entities.

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

HQ

All of FrontLine's operating revenues and operating expenses for the three months ended March 31, 2001 and 2000 were attributable to HQ. The following is a discussion of HQ's results of operations for such periods.

THREE MONTHS ENDED MARCH 31, 2001 AND 2000

Revenues. Total business center revenues for the three-month period ended March 31, 2001 were $152.4 million, representing an increase of $90.0 million, or 144.2%, from the three-month period ended March 31, 2000.

Business centers with three months of activity for both periods under comparison ("Same Centers") had revenues for the three-month periods ended March 31, 2001 and 2000 of $66.0 million and $60.1 million, respectively, representing an increase in 2001 of $5.9 million, or 9.8%, compared with 2000. The increase in revenues in 2001 is attributable to higher workstation revenues due to more favorable office pricing, an increase in broadband Internet access, information technology support services and other business support services.

Business centers that were acquired subsequent to January 1, 2000 ("Acquired Centers") had revenues for the three-month periods ended March 31, 2001 and 2000 of $76.2 million and zero, respectively. The increase in revenues resulted from the HQ Merger on June 1, 2000.

Business center with less than three months of activity during one of the periods under comparison ("Development Centers") had revenues for the three-month periods ended March 31, 2001 and 2000 of $9.8 million and $0.4 million, respectively, representing an increase in 2001 of $9.4 million. HQ has opened 23 business centers since January 1, 2000, four of which commenced operations in the three-month period ended March 31, 2000.

Business centers that were closed subsequent to January 1, 2000 ("Closed Centers") had revenues for the three-month periods ended March 31, 2001 and 2000 of $0.4 million and $1.9 million, respectively. The Closed Centers were largely focused in major markets and were replaced with Development Centers where existing clients were serviced in new centers.

Expenses. Total business center expenses for the three-month period ended March 31, 2001 were $108.4 million, representing an increase of $58.7 million, or 115.8%, from the three-month period ended March 31, 2000.

Business centers with three months of activity for both periods under comparison ("Same Centers") had expenses for the three-month periods ended March 31, 2001 and 2000 of $47.9 million and $47.0 million, respectively, representing an increase in 2001 of $0.9 million, or 1.9%, compared with 2000. The increase in expenses is attributable to inflation adjusted lease increases, support service expenses associated with increased support service revenues, offset by synergies realized in the HQ Merger.

Business centers that were acquired subsequent to January 1, 2000 ("Acquired Centers") had expenses for the three-month periods ended March 31, 2001 and 2000 of $52.4 million and zero, respectively. The increase in expenses resulted from the HQ Merger on June 1, 2000.

Business center with less than three months of activity during one of the periods under comparison ("Development Centers") had expenses for the three-month periods ended March 31, 2001 and 2000 of $7.7 million and $1.0 million, respectively, representing an increase in 2001 of $6.7 million. The increase is attributable to the number of Development Centers opened subsequent to March 31, 2000.

Business centers that were closed subsequent to January 1, 2000 ("Closed Centers") had expenses for the three-month periods ended March 31, 2001 and 2000 of $0.4 million and $1.7 million, respectively. The Closed Centers were largely focused in major markets and were replaced with Development Centers where existing clients were serviced in new centers.

Business Center Operating Income ("BCOI"). For the three-month period ended March 31, 2001, BCOI was $44.0 million as compared with $12.7 million for 2000. The BCOI as a percentage of total revenues ("BCOI Margin") was 28.8% for the three-month period ended March 31, 2001 as compared to 20.3% for the prior year period. The increase in BCOI Margin is primarily attributable to more favorable office pricing, increased volume of higher margin business services and synergies realized from the HQ Merger.

Same Center BCOI was $18.1 million and $13.1 million for the three-month periods ended March 31, 2001 and 2000, respectively, representing an increase in 2001 of $5.0 million or 37.6 %, from 2000. The BCOI Margin from Same Centers for the three-month period ended March 31, 2001 was 27.4% as compared with 21.8% in the corresponding period in 2000. The increase in BCOI Margin is primarily attributable to more favorable office pricing, increased volume of higher margin business services and synergies realized from the HQ Merger.

Acquired Center BCOI was $23.8 million for the three-month period ended March 31, 2001, and zero for the corresponding period in 2000. The BCOI Margin for Acquired Centers for the three-month period ended March 31, 2001 was 31.2%. The BCOI Margin is primarily attributable to more favorable office pricing, increased volume of higher margin business services and synergies realized from the HQ Merger.

Development Center BCOI was $2.0 million and negative $0.7 million for the three-month periods ended March 31, 2001 and 2000, respectively, representing an increase in 2001 of $2.7 million from the corresponding period in 2000. The transition to positive BCOI Margin from Development Centers resulted from centers opened in the 2000 period reaching maturity, and the exceptional performance for centers opened subsequently, several of which contributed positive BCOI in their first twelve months of operations.

Closed Center BCOI was $0.1 million and $0.3 million for the three-month periods ended March 31, 2001 and 2000, respectively.

Corporate General and Administrative Expenses. For the three-month periods ended March 31, 2001 and 2000, corporate general and administrative expenses were $17.6 million and $7.2 million, respectively. Stated as a percentage of total revenue, such expenses were 11.5% for both periods.

Depreciation and Amortization. For the three-month periods ended March 31, 2001 and 2000, depreciation and amortization expenses were $18.9 million and $6.2 million, respectively. The increase in depreciation and amortization relates to goodwill associated with mergers and acquisitions, fixed assets acquired, and an increase in capital expenditures associated with technology infrastructure additions and leasehold improvements for Development Centers and Same Centers.

Interest Expense. For the three-month periods ended March 31, 2001 and 2000, net interest expense was $13.8 million and $3.4 million, respectively. The increase in interest expense is related to an increase in average borrowings as result of the HQ Merger, and the adoption of new accounting standards relating to HQ's interest rate cap and floor contracts in 2001.

Merger and Integration Charges. For the three-month periods ended March 31, 2001 and 2000, merger and integration charges were zero and $0.8 million, respectively. For fiscal 2000, merger and integration charges related to the HQ Merger completed on June 1, 2000.

Provision for Income Taxes. For the three-month periods ended March 31, 2001 and 2000, the provision for income taxes, which is comprised entirely of state and foreign taxes, was $1.5 million and $0.2 million, respectively. The increase is primarily due to an increase in foreign taxes due to the HQ Merger.

Minority Interest. Minority interest was expense of $1.5 million and income of $0.9 million in the three-month periods ended March 31, 2001 and 2000, respectively. This change was principally due to accretion on HQ's preferred stock not held by FrontLine.

PARENT AND OTHER INTERESTS

THREE MONTHS ENDED MARCH 31, 2001 AND 2000

As a result of the Restructuring discussed above, FrontLine has changed from a company which invested in early stage companies which leveraged the Internet into one which is focused on highlighting the value of HQ.

Parent expenses decreased $3.9 million to $11.0 million in the three-month period ended March 31, 2001 as compared with the corresponding period in 2000, principally due to a $3.1 million decrease in general and administrative expenses, a $1.6 million decrease in development stage company costs, a $1.5 million decrease in interest expense and a $0.3 million decrease in the amortization of stock compensation and related awards, all partially offset by $2.6 million of costs related to the Restructuring recognized during the three-month period ended March 31, 2001.

The restructuring costs recognized in the 2001 period principally consist of (1) $1.5 million of remaining accelerated amortization of stock compensation and related awards that resulted from the termination of certain employees in connection with the Restructuring, (2) $0.8 million of professional fees and other expenses relating to transactions proposed in conjunction with the Restructuring and (3) $0.2 million of severance and related payments made to employees who were terminated in 2001 in connection with the Restructuring. In connection with the Restructuring, FrontLine (parent company) has adopted a severance plan for its remaining employees.

FrontLine's general and administrative expenses were $1.9 million in the three-month period ended March 31, 2001 compared with the corresponding period in 2000 reflecting the planned reduction in workforce and the resulting lower recurring general and administrative expenses in connection with the Restructuring.

A significant portion of FrontLine's net loss is derived from companies in which it held minority ownership interests. The equity in net loss and impairment of unconsolidated companies decreased $8.3 million to $10.0 million for the three-month period ended March 31, 2001 as compared with the corresponding period in 2000. The equity in net loss and impairment of unconsolidated companies in the 2001 quarter consisted of $9.4 million of impairment charges reflecting estimated decreases in the fair values of certain of the Company's investments and $1.0 million of equity in net loss, both partially offset by a $0.5 million gain on the sale of the stock received as consideration for the December 2000 sale of EmployeeMatters, Inc. The impairment charges in the 2001 quarter were determined in recognition of specific unfavorable developments affecting these companies as well as the continuing difficult market conditions experienced during such period. The loss for the period ended March 31, 2000 was entirely comprised of equity in the net losses of unconsolidated companies. You should refer to Note 4 to the accompanying consolidated financial statements for further discussion related to the caption "Equity in net loss and impairment of unconsolidated companies."

The extraordinary item of $2.6 million in the three-month period ended March 31, 2000 resulted from the write-off of deferred financing costs relating to the early extinguishment of a $60.0 million credit facility in March 2000.

Dividends on, and accretion of, preferred stock of $3.0 million in the three-month period ended March 31, 2001 represents dividends on FrontLine's 8.875% Series A Convertible Cumulative Preferred Stock (the "Series A Stock"), which was issued in the first quarter of 2000 and accretion of FrontLine's Series B Convertible Cumulative Preferred Stock which was issued in the fourth quarter of 2000. Such amount in the three-month period ended March 31, 2000 of $0.3 million represents dividends on the Series A Stock.

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

HQ has a credit facility (the "HQ Credit Facility"), which, as amended and restated as of May 31, 2000, provides for $219.4 million under four term loans (the "Term Loans"), all of which are repayable in various quarterly installments through November 2005. In addition, annual principal payments of 75% of excess cash flow, as defined, are required. The HQ Credit Facility also provides for borrowings of up to an additional $55.6 million in two revolving loan commitments (the "Revolver Loans"). Availabilities under the Revolver Loans are formula-based. As of March 31, 2001, there were $192.9 million in outstanding borrowings under the Term Loans and $17.0 million in outstanding borrowings under the Revolver Loans. As of March 31, 2001, HQ had letters of credit outstanding in the aggregate amount of $32.2 million. Such letters of credit are collateralized by $4.2 million in cash and $28.0 million of Revolver Loan commitments, leaving $10.6 million available under the Revolver Loans for additional borrowings.

Borrowings under the HQ Credit Facility bear interest ranging from prime plus 2.25% to 3.00% or LIBOR plus 3.25% to 4.0% for one, three or nine-month periods at HQ's election. The weighted average interest rate on borrowings under the Term Loans at March 31, 2001 was approximately 9.1%. HQ pays a commitment fee of 1/2 of 1.0% per annum on the unused portion of the HQ Credit Facility. As of March 31, 2001, HQ had entered into instruments which lock in the maximum underlying three-month LIBOR at levels between 7.93% and 9.00% on approximately $102.0 million of borrowings under the HQ Credit Facility with various expiration dates through September 30, 2002.

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

The HQ Credit Facility and Mezzanine Loan contain certain covenants, including a defined maximum ratio of consolidated indebtedness to consolidated earnings before interest, income taxes, depreciation and amortization. In addition, there are other covenants pertaining to financial ratios and limitations on capital expenditures. Also, the HQ Credit Facility and Mezzanine Loan prohibit the declaration or payment of dividends by HQ Global or any of its subsidiaries, except for the payment of dividends in kind on HQ Global's preferred stock. At March 31, 2001, HQ was in compliance with these covenants, as amended. While both HQ and, by extension, FrontLine, are currently in compliance with the financial covenants contained within their respective financing instruments, current internal projections for HQ operating results indicate that certain covenants may not be met during at least the next two quarters. Accordingly, negotiations with HQ's and FrontLine's lenders are underway to amend the necessary financial covenants to enable compliance for the next two quarters based upon the expected operating results. While no assurances can be given, it is management's belief that the necessary covenant amendments will be made.

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

HQ had a working capital deficit of $14.9 million at March 31, 2001 as compared with a working capital deficit of $21.8 million at December 31, 2000. This increase in working capital of $6.9 million is primarily attributable to decreases in accounts payable and accrued expenses and the current portion of long-term debt, both partially offset by a decrease in cash.

Cash flows provided by operating activities for the three-month period ended March 31, 2001 was $3.6 million, representing an increase of $11.5 million compared with the corresponding period in 2000. The increase was primarily attributable to higher levels of non-cash depreciation and amortization and a reduction in accounts receivable during the first quarter of 2001, both partially offset by increased outflows for tenants' security deposits.

Cash used in investing activities for the three-month period ended March 31, 2001 was $14.2 million, representing an increase of $5.7 million compared with the corresponding period in 2000. This increase is attributable to higher levels of purchases of property and equipment since the HQ Merger, partially offset by a reduction in restricted cash, also in conjunction with the HQ Merger.

Cash used in financing activities for the period ended March 31, 2001 was $3.4 million, whereas cash provided by financing activities was $23.2 million for the corresponding period in 2000. During the period ended March 31, 2001, HQ retired $20.0 million in Term Loans, borrowed $17.0 million of Revolver Loans and paid $0.4 million of capital lease obligations.

In the fourth quarter of 2000, and continuing through the first quarter of 2001, the United States economy has declined. HQ's occupancy rates have declined along with the decline in the economy. The economic decline has had an adverse effect on the results of HQ's operations and its cash flows. In light of the slowing economy and the decline in occupancy, HQ is taking actions which it believes will generate additional revenues, reduce expenses and improve its liquidity. However, there can be no assurance that the economy will not slow at a rate greater than anticipated, or that these actions will be successful. Assuming the current economic conditions in the United States do not significantly worsen, HQ currently anticipates that the combination of cash from the expected equity infusion noted above, cash flows from operations and amounts available under the revolving loan portion of the Credit Facility will continue to provide adequate capital to fund HQ's expenses and regular debt service obligations in addition to necessary capital expenditures during 2001.

FRONTLINE

Historically, FrontLine has funded operations and investing activities through a combination of borrowings under various credit facilities, issuances of the Company's equity securities and sales of assets. Since the Restructuring, FrontLine's cash requirements have been substantially reduced.

The Company has a credit facility with Reckson Operating Partnership, L.P. ("Reckson"), a subsidiary of Reckson Associates Realty Corp. (the entity from which the Company was spun off in June 1998), in the amount of $100 million (the "FrontLine Facility"). Additionally, Reckson Strategic Venture Partners, LLC ("Reckson Strategic"), an equity method investee of FrontLine, has a $110 million facility (the "Reckson Strategic Facility") with Reckson to fund Reckson Strategic investments. Note 10 to the consolidated financial statements summarizes the terms of the FrontLine Facility and Reckson Strategic Facility (collectively, the "Credit Facilities"). The Company had $93.4 million outstanding under the FrontLine Facility at March 31, 2001, and due to outstanding letters of credit and accrued interest, has no remaining availability. The Company had $41.4 million outstanding under the Reckson Strategic Facility at March 31, 2001. These borrowings were utilized to fund Reckson Strategic investments and its general operations. Taking into account certain investments made directly by Reckson in Reckson Strategic projects which reduce the amounts available under the Reckson Strategic Facility, $0.9 million was available under the Reckson Strategic Facility at March 31, 2001. As long as there are outstanding amounts under the Credit Facilities, the Company is prohibited from paying dividends on shares of its common stock or, subject to certain exceptions, incurring additional debt. The Credit Facilities are subject to certain other covenants and prohibit advances thereunder to the extent the advances could, in Reckson's determination, endanger the status of Reckson Associates as a REIT. Under the Credit Facilities, additional indebtedness may be incurred by the Company's subsidiaries. The Credit Facilities also contain covenants prohibiting the Company from entering into any merger, consolidation or similar transaction and from selling all or any substantial part of its assets, or allowing any subsidiary to do so, unless approved by the lender. The Credit Facilities also provide for defaults thereunder in the event debt is accelerated under another of FrontLine's financing agreements. On March 28, 2001, the Company's Board of Directors approved amendments to the Credit Facilities pursuant to which (i) interest is payable only at maturity and (ii) Reckson may transfer all or any portion of its rights or obligations under the Credit Facilities to its affiliates. These changes were requested by Reckson as a result of changes in REIT tax laws. In addition, the Reckson Strategic Facility was amended to increase the amount available thereunder to up to $110 million (from $100 million).

FrontLine's secured credit facility for $60 million was fully drawn and then repaid and terminated during the first quarter of 2000, and is therefore no longer available. On September 11, 2000, FrontLine amended its $25.0 million credit agreement (the "FrontLine Bank Credit Facility"). Borrowings under the FrontLine Bank Credit Facility are secured by shares of HQ and bear interest, at the election of FrontLine, at LIBOR for one, two, three or six-month periods, plus 5%. Any outstanding borrowings under the FrontLine Bank Credit Facility are due on September 11, 2001, as a result of a three-month extension option exercised by FrontLine in May 2001. At March 31, 2001, FrontLine had no outstanding borrowings under the FrontLine Bank Credit Facility reflecting repayments during the first quarter of 2001 principally from the proceeds from the sale of marketable equity securities and the issuance of redeemable preferred stock during such quarter. Subsequent to March 31, 2001, FrontLine fully borrowed the FrontLine Bank Credit Facility. The FrontLine Bank Credit Facility provides for a default thereunder in the event debt is accelerated under another of FrontLine's financing agreements or if there is a default under certain HQ financing agreements. The FrontLine Bank Credit Facility contains, among others, covenants relating to the financial ratios of HQ and covenants prohibiting the Company from (i) transferring, conveying, disposing of, pledging or granting a security interest in any of the collateral previously pledged under the FrontLine Bank Credit Facility, (ii) terminating, amending or modifying any organizational or other governing documents without first obtaining the lender's prior written consent, (iii) violating certain specified financial ratios, (iv) exceeding $25,000,000 of new indebtedness, and
(v) declaring or paying cash dividends on any class of the Company's stock.

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

Currently, the Company has a short-term letter of credit in the amount of $0.4 million, which is being utilized as a security deposit.

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

FrontLine's operations do not require significant capital expenditures. There were no significant capital expenditure commitments as of March 31, 2001.

As a result of the Restructuring, FrontLine's cash requirements have been substantially reduced. The Company believes that it will be able to meet its future cash requirements through cash on hand, availability under the FrontLine Bank Credit Facility and additional bank or other financing. If additional funds are raised through the issuance of equity securities, existing shareholders may experience significant dilution. Although management believes that it will continue to have sufficient access to the capital markets in order to execute its restructured business plan, the availability and amount of funds is subject to numerous factors including some that are beyond the Company's control, and therefore is not assured. As noted above, while both HQ and, by extension, FrontLine, are currently in compliance with the financial covenants contained within their respective financing instruments, current internal projections for HQ operating results indicate that certain covenants may not be met during at least the next two quarters. Accordingly, negotiations with HQ's and FrontLine's lenders are underway to amend the necessary financial covenants to enable compliance for the next two quarters based upon the expected operating results. While no assurances can be given, it is management's belief that the necessary covenant amendments will be made.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

HQ

The primary market risk facing HQ is interest rate risk on the HQ Credit Facility. HQ has mitigated this risk by entering into instruments which lock in the maximum underlying three-month LIBOR at levels between 7.93% and 9.00% on approximately $102.0 million of borrowings under the HQ Credit Facility with various expiration dates through September 30, 2002. At March 31, 2001, recognition of the fair value of this instrument resulted in an increase in interest expense of $2.4 million for the quarter then ended.

An increase in interest rates will have a negative impact on the net income of HQ due to the variable interest component of the HQ Credit Facility. Based on current interest rate levels, a 10% increase in underlying interest rates will have a 5.8% increase in interest expense, ignoring the short-term impact of remaining terms under current LIBOR hedge contracts.

Following the HQ Merger, HQ is conducting more of its operations in foreign currencies, primarily the British Pound. Due to the nature of foreign currency markets, there is potential risk for foreign currency losses as well as gains. Currently, HQ has not hedged its foreign currency risk.

HQ has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of March 31, 2001, HQ had no other material exposure to market risk.

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

The following table sets forth FrontLine's obligations with respect to the Credit Facilities, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value at March 31, 2001 (in thousands, except rates).


                               FOR THE YEAR ENDING DECEMBER 31,
                    --------------------------------------------------------
                     2001        2002        2003         2004       2005       THEREAFTER      TOTAL        FAIR VALUE
                    ---------    -------    ----------    -------    -------    -----------     ---------    -----------

Variable rate..        --          --        $134,089        --         --          --           $134,089      $131,300
Average
interest rate..        --          --           12.51%       --         --          --              12.51%           --


Equity Market Risk

FrontLine faces equity market risk in its ownership interests in its unconsolidated companies. During the fourth quarter of the year ended December 31, 2000 and the first quarter of 2001, FrontLine recognized impairment charges to reflect decreased valuations for certain of its investments as a result of unfavorable market conditions and other factors (see Note 4 to the accompanying consolidated financial statements for further discussion). As a result of such impairment charges, along with the recognition of FrontLine's equity in the net losses of certain ownership interests, the carrying value of FrontLine's ownership interests in and advances to unconsolidated companies, at March 31, 2001 was $32.2 million, approximately 3% of total assets, thereby mitigating FrontLine's future equity market risk related to these interests.

PART II.     OTHER INFORMATION

Item 1.   Legal Proceedings--None

Item 2.   Changes in Securities and Use of Proceeds

On February 1, 2001, the Registrant issued the remaining 10,000 shares of Series B Convertible Cumulative Preferred Stock for proceeds of $10 million, under a $25 million preferred equity facility obtained in December 2000.

Item 3.   Defaults Upon Senior Securities--None

Item 4.   Submission of Matters to a Vote of Securities Holders--None

Item 5.   Other Information--None

Item 6.   Exhibits and Reports on Form 8-K

(b) During the three months ended March 31, 2001, the Registrant filed the following reports:

On January 11, 2001, the Registrant filed a Current Report on Form 8-K to report that it had completed the disposition of its holdings in an unconsolidated company, EmployeeMatters, Inc., to Intuit Inc., pursuant to an Agreement and Plan of Merger, dated as of November 15, 2000.

On March 7, 2001, the Registrant submitted a Current Report on Form 8-K under
Item 9 thereof in order to submit supplemental data for the year and quarter ended December 31, 2000.

On March 13, 2001, the Registrant amended its Current Report on Form 8-K, submitted March 7, 2001, to re-submit two pages from the Registrant's supplemental data for the year and quarter ended December 31, 2000 that had been revised.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         FRONTLINE CAPITAL GROUP

                         By: \s\ Scott H. Rechler
                             -----------------------

                         Scott H. Rechler, President and Chief Executive Officer (Principal Executive Officer)

                         By: \s\ Michael Maturo
                             -----------------------
                         Michael Maturo, Treasurer
                         (Principal Financial and Accounting Officer)


Date:  May 15, 2001