Form 10-Q
period 2001-06-30
FRONTLINE CAPITAL GROUP
filed 2001-08-14
CIK 1052743

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


                  For the quarterly period ended June 30, 2001

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

                                 (212) 931-8000
                                 --------------
               (Registrant's telephone number including area code)

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

The registrant has only one class of common stock, issued at $.01 par value per share with 37,356,942 shares outstanding as of August 14, 2001.

                     --------------------------------------

================================================================================

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                                QUARTERLY REPORT
                    FOR THE THREE MONTHS ENDED JUNE 30, 2001


                                TABLE OF CONTENTS

INDEX                                                                                          PAGE
---------------------------------------------------------------------------------------------------
PART I.  FINANCIAL INFORMATION
---------------------------------------------------------------------------------------------------

Item 1.     Financial Statements

            Consolidated Balance Sheets as of June 30, 2001 (unaudited) and December
            31, 2000....................................................................          3

            Consolidated Statements of Operations for the three and six months ended
            June 30, 2001 and 2000 (unaudited)..........................................          4

            Consolidated Statements of Cash Flows for the six months ended June 30,
            2001 and 2000 (unaudited)...................................................          5

            Notes to the Consolidated Financial Statements (unaudited)..................          6

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of
            Operations..................................................................         26

Item 3.     Quantitative and Qualitative Disclosures about Market Risk..................         39

---------------------------------------------------------------------------------------------------
PART II.  OTHER INFORMATION
---------------------------------------------------------------------------------------------------

Item 1.     Legal Proceedings...........................................................         41
Item 2.     Changes in Securities and Use of Proceeds...................................         41
Item 3.     Defaults Upon Senior Securities.............................................         41
Item 4.     Submission of Matters to a Vote of Securities Holders.......................         41
Item 5.     Other Information...........................................................         41
Item 6.     Exhibits and Reports on Form 8-K............................................         41

---------------------------------------------------------------------------------------------------
SIGNATURES                                                                                       43
---------------------------------------------------------------------------------------------------


                                       2

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                     JUNE 30,     DECEMBER 31,
                                                                                      2001           2000
                                                                                  ------------    ------------
                                                                                   (Unaudited)
ASSETS:
Current Assets:
     Cash and cash equivalents..................................................       $7,059       $23,105
     Restricted cash............................................................        2,281         6,625
     Accounts receivable, net of allowance for doubtful accounts of
       $924 at June 30, 2001 and $3,393 at December 31, 2000....................       21,417        38,791
     Other current assets.......................................................       13,547        35,092
                                                                                  ------------  ------------
         Total Current Assets...................................................       44,304       103,613
Ownership interests in and advances to unconsolidated companies.................       38,875        39,845
Intangible assets, net..........................................................      649,816       667,936
Property and equipment, net.....................................................      235,469       221,677
Deferred financing costs, net...................................................       37,080        48,875
Investments in joint ventures...................................................       29,093        30,531
Other assets, net...............................................................       24,129        19,883
                                                                                  ------------  ------------
         Total Assets...........................................................   $1,058,766    $1,132,360
                                                                                  ============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
     Accounts payable and accrued expenses......................................      $59,858       $67,412
     Credit facilities with related parties.....................................      142,016             -
     Current portion of senior secured debt.....................................      150,000        32,999
     Notes payable..............................................................      195,743        25,000
     Deferred rent payable......................................................        4,162         2,852
     Other current liabilities..................................................        2,085         2,558
                                                                                  ------------  ------------
         Total Current Liabilities..............................................      553,864       130,821
Credit facilities with related parties..........................................            -       135,523
Senior secured debt.............................................................            -       179,926
Subordinated notes payable......................................................            -       125,000
Deferred rent payable...........................................................       50,126        38,562
Other liabilities...............................................................       86,297        82,305
                                                                                  ------------  ------------
         Total Liabilities......................................................      690,287       692,137
                                                                                  ------------  ------------
Minority interest...............................................................      295,070       305,577
Redeemable convertible preferred stock (aggregate liquidation preference
      $25,000 at June 30, 2001 and $15,000 at December 31, 2000)................       24,594        13,940
Commitments and contingencies...................................................            -             -
Shareholders' Equity:
     8.875% convertible cumulative preferred stock, $.01 par value, 25,000,000
       shares authorized, 26,000 issued and outstanding........................             -             -
     Common stock, $.01 par value, 100,000,000 shares authorized,
       36,911,969 and 36,625,847 shares issued and outstanding at
       June 30, 2001 and December 31, 2000, respectively.......................           369           366
     Additional paid-in capital.................................................      401,875       400,916
     Accumulated deficit........................................................     (350,318)     (281,030)
     Accumulated other comprehensive income.....................................       (3,111)          454
                                                                                  ------------  ------------
         Total Shareholders' Equity.............................................       48,815       120,706
                                                                                  ------------  ------------
         Total Liabilities and Shareholders' Equity.............................   $1,058,766    $1,132,360
                                                                                  ============  ============

          See accompanying notes to consolidated financial statements.

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                                  THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                 -------------------------------     ---------------------------
                                                      2001              2000             2001           2000
                                                      ----              ----             ----           ----

HQ Operating Revenues:
   Workstation revenue...........................       $89,500          $59,518        $187,557         $96,861
   Support services..............................        46,550           39,348         100,898          64,426
                                                    -----------    -------------     -----------    ------------
     Total HQ Operating Revenues.................       136,050           98,866         288,455         161,287
                                                    -----------    -------------     -----------    ------------
HQ Operating Expenses:
   Rent..........................................        59,746           36,872         119,080          63,111
   Support services..............................        15,627           11,292          33,676          19,200
   Center general and administrative.............        33,699           20,552          64,761          36,137
   General and administrative....................        18,908           10,631          36,467          17,799
                                                    -----------    -------------     -----------    ------------
     Total HQ Operating Expenses                        127,980           79,347         253,984         136,247
                                                    -----------    -------------     -----------    ------------
     HQ Operating Income.........................         8,070           19,519          34,471          25,040
HQ Other Expenses:
   Depreciation and amortization.................       (20,489)          (9,806)        (39,435)        (16,025)
   Restructuring costs...........................       (11,325)               -         (11,325)              -
   Interest expense, net.........................       (11,559)          (6,828)        (25,327)        (10,188)
   Merger and integration costs..................             -          (18,615)              -         (19,441)
                                                    -----------    -------------     -----------    ------------
     HQ Loss.....................................       (35,303)         (15,730)        (41,616)        (20,614)
Parent Expenses:
   General and administrative expenses...........          (744)          (5,999)         (2,607)        (10,971)
   Amortization of deferred charges..............          (941)          (3,878)         (2,274)         (5,530)
   Restructuring costs...........................        (4,563)               -          (7,208)              -
   Interest expense, net.........................        (5,684)          (3,388)        (10,805)        (10,009)
   Depreciation and amortization.................            -              (526)              -            (569)
    Development stage company costs..............            -            (2,143)              -          (3,706)
                                                    -----------    -------------     -----------    ------------
     Loss before income taxes, minority
       interest and equity in net loss and
       impairment of unconsolidated
       companies.................................       (47,235)         (31,664)        (64,510)        (51,399)
Provision for income taxes.......................          (932)            (328)         (2,383)           (518)
Minority interest................................        10,511              196           8,979           1,098
Equity in net loss and impairment of
   unconsolidated companies......................        (1,416)         (34,453)        (11,374)        (52,747)
                                                    -----------    -------------     -----------    ------------
     Loss before extraordinary item from
       early extinguishment of debt..............       (39,072)         (66,249)        (69,288)       (103,566)
Extraordinary item from early
   extinguishment of debt........................             -                -               -          (2,648)
                                                    -----------    -------------     -----------    ------------

     Net loss....................................       (39,072)         (66,249)        (69,288)       (106,214)

Dividends on and accretion of preferred
   stock.........................................          (937)            (577)         (3,929)           (923)
                                                    -----------    -------------     -----------    ------------
     Net loss applicable to common
       shareholders..............................      $(40,009)        $(66,826)       $(73,217)      $(107,137)
                                                    ===========    =============     ===========    ============

Basic and diluted net loss per weighted
   average common share..........................        $(1.08)          $(1.92)         $(1.99)         $(3.22)
                                                    ===========    =============     ===========    ============
Basic and diluted weighted average
   common shares outstanding.....................    36,876,113       34,889,374      36,813,280      33,300,693
                                                    ===========    =============     ===========    ============

          See accompanying notes to consolidated financial statements.

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                            SIX MONTHS ENDED
                                                                                                JUNE 30,
                                                                                     -------------------------------
                                                                                         2001              2000
                                                                                         ----              ----

Cash Flows from Operating Activities:
   Net loss.....................................................................         $(69,288)        $(106,214)
   Adjustments to reconcile net loss to cash used in operating activities:
       Depreciation and amortization............................................           39,435            16,594
       Amortization of deferred financing costs.................................            3,073             2,404
       Extraordinary loss on early extinguishment of debt.......................                -             2,648
       Equity in net loss and impairment of unconsolidated companies............           11,374            52,747
       Realized gain on sale of short-term investments..........................             (466)                -
       Minority interest........................................................           (8,979)           (1,098)
       Stock and related compensation ..........................................            3,125             5,530
       Non-cash restructuring costs.............................................              720                 -
       Cumulative translation adjustment........................................           (3,011)                -
       Changes in operating assets and liabilities:
         Accounts receivable, net...............................................           17,374            (6,862)
         Acquisition costs and other assets.....................................            6,416            (2,366)
         Deferred rent payable..................................................            4,969             3,012
         Accounts payable and accrued expenses..................................          (10,750)          (22,717)
         Other liabilities......................................................            3,984             4,681
         Affiliate receivables..................................................                -              (268)
                                                                                     -------------     -------------
           Net cash used in operating activities................................           (2,024)          (51,909)
                                                                                     -------------     -------------

Cash Flows from Investing Activities:
   Acquisitions of officing solutions centers, net of cash proceeds.............             (127)         (280,311)
   Equipment  ..................................................................          (26,895)          (26,717)
   Restricted cash..............................................................            4,344            23,311
   Proceeds from sale of short-term investments.................................           20,918                 -
   Acquisition of ownership interests and advances to unconsolidated
     companies..................................................................           (8,518)          (94,740)
                                                                                     -------------     -------------
           Net cash used in investing activities................................          (10,278)         (378,457)
                                                                                     -------------     -------------

Cash Flows from Financing Activities:
   Issuance of common stock and warrants, net of costs..........................                -           157,481
   Issuance of preferred stock and redeemable preferred stock, net of costs.....           10,000            24,530
   Deferred financing costs.....................................................             (301)          (23,774)
   Net change in credit facilities with related parties.........................            6,493             9,395
   Capital leases...............................................................             (718)             (938)
   Net repayments of secured credit facility and notes payable..................          (17,182)           42,351
   Net proceeds from minority interest..........................................           (2,462)          213,425
   Other, net ..................................................................              426               395
                                                                                     -------------     -------------
           Net cash provided by (used in) financing activities..................           (3,744)          422,865
                                                                                     -------------     -------------

Cash and Cash Equivalents:
   Net decrease.................................................................          (16,046)           (7,501)
   Beginning of period..........................................................           23,105            32,740
                                                                                     -------------     -------------
   End of period................................................................           $7,059           $25,239
                                                                                     =============     =============

          See accompanying notes to consolidated financial statements.

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)


1.   DESCRIPTION OF THE COMPANY

FrontLine Capital Group ("FrontLine" or the "Company") is a holding company, with two distinct operating segments: one holds FrontLine's interest in HQ Global Workplaces, Inc., a leader in the officing solutions market (see Note 3 for further discussion), and its predecessor companies ("HQ" or the "HQ Global Segment"), and the other consists of FrontLine (parent company) ("FrontLine Parent") and its interests in a group of companies (the "Parent and Other Interests Segment") that provide a wide range of services.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (substantially consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

                   FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)


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

PROPERTY AND EQUIPMENT

Property and equipment consists primarily of property and equipment owned by HQ, and is stated at cost less accumulated depreciation and amortization. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets which range from three to seven years. Leasehold improvements are amortized over the lesser of the term of the related lease or the estimated useful lives of the assets. As of June 30, 2001 and December 31, 2000, the related accumulated depreciation and amortization was $63.0 million and $43.0 million, respectively.

INTANGIBLE ASSETS

Intangible assets consist primarily of goodwill representing the excess of the purchase price over the net assets acquired of VANTAS Incorporated ("VANTAS") and HQ. In connection with the merger of HQ and VANTAS (see Note 3), the Company reassessed the estimated life of goodwill resulting from the merger. As a result, the amortization period for goodwill was reduced from 30 to 20 years. As of June 30, 2001 and December 31, 2000, the related accumulated amortization was $53.6 million and $35.4 million, respectively.

                   FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)


IMPAIRMENTS

Ownership Interests and Advances to Unconsolidated Companies

The Company continually evaluates the carrying value of its ownership interests in and advances to each of its investments in unconsolidated companies for possible impairment based on achievement of business plan objectives and milestones, the value of each ownership interest in the unconsolidated company relative to carrying value, the financial condition and prospects of the company and other relevant factors. The fair value of the Company's ownership interests in and advances to privately held companies is generally determined based on the value at which independent third parties have invested or have committed to invest in the companies. In connection with the Restructuring, the Company recorded a $25.7 million charge in the fourth quarter of the year ended December 31, 2000 to recognize impairment charges to reduce the carrying value of its investments in certain unconsolidated companies. In recognition of continuing difficult capital market conditions, the Company recorded an additional $9.4 million charge during the three months ended March 31, 2001, to recognize further impairment charges related to such investments. As of June 30, 2001, the Company reassessed its investments and determined that no additional impairment charge was necessary. The 2001 charges are included in "Equity in net loss and impairment of unconsolidated companies" in the accompanying Consolidated Statement of Operations.

Long-Lived Assets

The Company reviews long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to projected future undiscounted cash flows expected to be generated by the asset or business center. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Management believes that, at June 30, 2001, no impairment of long-lived assets has occurred during the three-month period then ended and that no reduction of the related estimated useful lives is warranted. The assessment of the recoverability of long-lived assets will be impacted if estimated future operating cash flows are not achieved. Assets to be disposed of are reported at the lower of the carrying amount or estimated fair value less costs to sell.

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

                   FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

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

INCOME TAXES

The Company accounts for income taxes under the liability method which requires recognition of deferred tax assets and liabilities based upon the expected future tax consequences of events included in the Company's financial statements and tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. The Company recognized current state and foreign income tax provisions for the three and six-month periods ended June 30, 2001 of $0.9 million and $2.4 million, respectively, and of $0.3 million and $0.5 million for the three and six-month periods ended June 30, 2000, respectively.

Additionally, deferred tax assets are recognized for temporary differences that will result in deductible amounts in future years. A valuation allowance is recognized if it is more likely than not that some portion of the deferred asset will not be realized. As of June 30, 2001, the Company's deferred tax assets have been fully reserved because of the uncertainty of the timing and amount of future taxable income.

COMPREHENSIVE LOSS

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions, events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. During the three months ended June 30, 2001, the difference between net loss of $39,072,000 and total comprehensive loss of $39,090,000 was due to $296,000 of unrealized losses arising from foreign currency translation and $278,000 of unrealized gains on "available-for-sale" marketable securities. During the six months ended June 30, 2001, the difference between net loss of $69,288,000 and comprehensive loss of $72,387,000 was due to $3,011,000 of unrealized losses arising from foreign currency translation and $88,000 of unrealized losses on "available-for-sale" marketable securities.

SEGMENT REPORTING

The segment information required by SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," relating to the HQ Segment and the Parent and Other Interests Segment is presented in Notes 3 and 4, respectively.

Each of the segments has a FrontLine senior professional assigned for purposes of monitoring performance and carrying out operating activity. These professionals report directly to the Chief Executive Officer, who along with the Board of Directors have been identified as the chief operating decision makers because of their final authority over resource allocation decisions and performance assessment.

                   FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)


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

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company adopted the provisions of SFAS No. 133 ("SFAS 133") "Accounting for Derivatives and Hedging Activities," as amended, effective January 1, 2001. SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. HQ enters into contracts that establish a cap and a floor interest rate on notional amounts to hedge the interest rate risk on its floating-rate debt. The Company's policy is that it will not speculate in hedging activities. The adoption of SFAS 133 resulted in an additional interest expense of zero and $2.4 million being recognized in the three and six-month periods ended June 30, 2001.

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

3.       INTEREST IN HQ GLOBAL AND PREDECESSOR ENTITIES

OVERVIEW

HQ is a leader in the officing solutions market. HQ provides a complete outsourced office solution through furnished and equipped individual offices and multi-office suites available on short notice with flexible contracts. HQ also provides business support and information services, including telecommunications; broadband Internet access; mail room and reception services; high-speed copying, faxing and printing services; secretarial, desktop publishing and IT support services and various size conference facilities, with multi-media presentation and, in certain cases, video teleconferencing

                   FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

capabilities. HQ also provides similar services for those businesses and individuals that do not require offices on a full-time basis. As of June 30, 2001, HQ owned, operated, or franchised 460 business centers in 19 countries. This included 18 business centers open for twelve months or less. Also included are 6 business centers managed by HQ for unrelated third parties and 9 international joint-venture business centers, through its European subsidiary and 1 domestic joint-venture business center. HQ's wholly-owned subsidiary is also the franchisor of 46 domestic and 30 international business centers for unrelated franchisees.

2000 TRANSACTIONS

In connection with the completion of its step acquisition of VANTAS which began in 1999, in the first quarter of 2000 the Company paid approximately $43.3 million in cash and issued 1,294,103 shares of its common stock to other VANTAS stockholders pursuant to the terms of stock purchase agreements thereby increasing its ownership interest in VANTAS to approximately 84% on a basic basis and 76% on a diluted basis.

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

The costs of the HQ Merger have been allocated to the respective assets acquired and liabilities assumed, with the remainder recorded as goodwill, based on estimates of fair values as follows (in thousands):



        Working capital....................................................           $7,840
        Property and equipment.............................................          107,047
        Goodwill...........................................................          407,441
        Favorable acquired business center operating leases................           25,690
        Other assets.......................................................           32,504
        Other liabilities..................................................          (45,080)
        Notes payable......................................................         (138,693)
                                                                              ---------------
           Total...........................................................         $396,749
                                                                              ===============

The estimates of fair value were determined by HQ Global's management based on information provided by the management of the acquired entities. The above purchase price allocation has been revised from the original allocation as estimated amounts have been finalized.

The unaudited pro forma financial information set forth below is based upon the historical statements of operations of FrontLine for the six months ended June 30, 2000, adjusted to give effect to the HQ Merger as of the beginning of such period. The pro forma financial information is presented for informational

                   FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

purposes only and may not be indicative of what actual results of operations would have been had the HQ Merger occurred as presented, nor does it purport to represent the results of operations for future periods (in thousands, except per share amounts).

        Revenues...........................................................     $289,616
        Net loss...........................................................     (101,336)
        Net loss applicable to common shareholders.........................     (102,259)
        Basic and diluted net loss per common share........................       ($2.77)

OWNERSHIP BY FRONTLINE

To facilitate HQ Global obtaining amendments to certain debt covenants, on June 29, 2001, FrontLine invested an additional $15 million into HQ Global via the acquisition of a new subordinated series of preferred stock and common stock warrants.

As of June 30, 2001, FrontLine's ownership interest was approximately 57% on a basic basis. Although FrontLine's percentage ownership may vary depending on the actual preferred stock conversion price, on a fully-diluted basis, assuming the outstanding preferred stock converted at the HQ Merger conversion price, and assuming that certain warrants to purchase HQ Global stock become exercisable (which would occur if a qualified initial offering of HQ is not consummated by March 1, 2002), FrontLine would own approximately 38% of the common stock of HQ Global.

FrontLine holds an option it purchased in January 1999, to acquire another HQ Global shareholder's 3.1% basic interest for $4.1 million at any time between July 8, 2001 and January 7, 2002.

In connection with the acquisition of Old HQ, FrontLine granted a put right ("Put Right") to the primary selling shareholder of Old HQ, for the shares of HQ Global that this shareholder owned immediately after the HQ Merger (21.0% and 13.3% of HQ Global on a basic and fully diluted basis, respectively). This Put Right provides that up to 50% of this ownership interest may be put to FrontLine in December 2001 and any remainder of this ownership interest may be put to FrontLine in July 2002. The Put Right is payable by the Company in cash, an interest free note due on July 31, 2002, or FrontLine common stock (valued at the time of the closing of the Put Right) at the Company's option. The HQ shares would be valued at their fair market value at the time of the exercise of the Put Right based upon a valuation determined by independent investment banks. The Put Right provides that the Company may satisfy its obligations thereunder through the issuance of FrontLine common stock if the common stock continues to be listed on the NASDAQ stock market or other national securities exchange.

FINANCIAL STATEMENTS

The following statements present the portion of the Company's financial position, results of operations and cash flows represented by HQ Global and predecessor entities as of and for the periods indicated.

                   FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)


                       HQ GLOBAL AND PREDECESSOR ENTITIES
                                 BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                        JUNE 30,     DECEMBER 31,
                                                                                          2001          2000
                                                                                   ---------------  ---------------
ASSETS:
Current Assets:
     Cash and cash equivalents..................................................           $1,174          $16,182
     Restricted cash............................................................            2,281            6,625
     Accounts receivable, net of allowance for doubtful accounts of
       $924 at June 30, 2001 and $3,393 at December 31, 2000....................           21,417           38,791
     Other current assets.......................................................           12,625           13,164
                                                                                   ---------------  ---------------
         Total Current Assets...................................................           37,497           74,762
Intangible assets, net..........................................................          649,816          667,936
Property and equipment, net.....................................................          235,469          221,677
Deferred financing costs, net...................................................           36,737           48,246
Investments in joint ventures...................................................           29,093           30,531
Other assets, net...............................................................           17,029           10,347
                                                                                   ---------------  ---------------
         Total Assets...........................................................       $1,005,641       $1,053,499
                                                                                   ===============  ===============

LIABILITIES AND NET BUSINESS UNIT EQUITY:
Current Liabilities:
     Accounts payable and accrued expenses......................................          $54,515          $58,166
     Notes payable..............................................................          125,000                -
     Current portion of senior secured debt.....................................          195,743           32,999
     Deferred rent payable......................................................            4,162            2,852
     Other current liabilities..................................................            2,085            2,558
                                                                                   ---------------  ---------------
         Total Current Liabilities..............................................          381,505           96,575
Senior secured debt.............................................................                -          179,926
Subordinated notes payable......................................................                -          125,000
Deferred rent payable...........................................................           50,126           38,562
Other liabilities...............................................................           62,391           68,406
                                                                                    ---------------  ---------------
         Total Liabilities......................................................          494,022          508,469
Minority interest...............................................................          295,070          305,577
Cumulative translation adjustment...............................................           (3,148)            (137)
Net business unit equity........................................................          219,697          239,590
                                                                                   ---------------  ---------------
         Total Liabilities and Net Business Unit Equity.........................       $1,005,641       $1,053,499
                                                                                   ===============  ===============


                   FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)



                       HQ GLOBAL AND PREDECESSOR ENTITIES
                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                                    THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                         JUNE 30,                              JUNE 30,
                                                ------------- -- -------------       ------------- -- -------------
                                                    2001             2000                2001             2000
                                                    ----             ----                ----             ----

HQ Operating Revenues:
   Workstation revenue.......................   $      89,500    $      59,518       $     187,557    $      96,861
   Support services..........................          46,550           39,348             100,898           64,426
                                                -------------    -------------       -------------    -------------
     Total HQ Operating Revenues.............         136,050           98,866             288,455          161,287
                                                -------------    -------------       -------------    -------------

HQ Operating Expenses:
   Rent......................................          59,746           36,872             119,080           63,111
   Support services..........................          15,627           11,292              33,676           19,200
   Center general and administrative.........          33,699           20,552              64,761           36,137
   General and administrative................          18,908           10,631              36,467           17,799
                                                -------------    -------------       -------------    -------------
     Total HQ Operating Expenses.............         127,980           79,347             253,984          136,247
                                                -------------    -------------       -------------    -------------

     HQ Operating Income.....................           8,070           19,519              34,471           25,040

HQ Other Expenses:
   Depreciation and amortization.............         (20,489)          (9,806)            (39,435)         (16,025)
   Restructuring costs.......................         (11,325)               -             (11,325)               -
   Interest expense, net.....................         (11,559)          (6,828)            (25,327)         (10,188)
   Merger and integration costs..............               -          (18,615)                  -          (19,441)
                                                -------------    -------------       -------------    -------------
     Loss before income taxes and
       minority interest.....................         (35,303)         (15,730)            (41,616)         (20,614)
Provision for income taxes...................            (932)            (328)             (2,383)            (518)
Minority interest............................          10,511              196               8,979            1,098
                                                -------------    -------------       -------------    -------------

     Net loss attributable to HQ............    $     (25,724)   $     (15,862)      $     (35,020)   $     (20,034)
                                                =============    =============       =============    =============

Basic and diluted net loss attributable to
   HQ per weighted average common
   share.....................................   $       (0.70)   $       (0.45)      $       (0.95)   $       (0.60)
                                                =============    =============       =============    =============

Basic and diluted weighted average
   common shares of FrontLine
   outstanding...............................      36,876,113       34,889,374          36,813,280       33,300,693
                                                =============    =============       =============    =============


                   FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)


                            HQ GLOBAL AND PREDECESSOR
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                        SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                  ------------------------------
                                                                                      2001                 2000
                                                                                      ----                 ----

Cash Flows from Operating Activities:
   Net loss attributable to HQ..............................................          $(35,020)         $(20,034)
   Adjustments to reconcile net loss attributable to HQ to cash provided by
   (used in) operating activities:
       Depreciation and amortization..........................................          39,435            16,025
       Amortization of deferred financing costs...............................           2,486             1,062
       Minority interest......................................................          (8,979)           (1,098)
       Stock and related compensation.........................................             311                 -
       Cumulative translation adjustment......................................          (3,011)                -
       Changes in operating assets and liabilities:
         Accounts receivable, net.............................................          17,374            (6,862)
         Acquisition costs and other assets...................................           5,009             1,895
         Deferred rent payable................................................           4,969             3,012
         Accounts payable and accrued expenses................................          (3,646)          (30,735)
         Other liabilities....................................................          (6,023)            6,848
                                                                                  -------------    --------------
           Net cash provided by (used in) operating activities................          12,905           (29,887)
                                                                                  -------------    --------------

Cash Flows from Investing Activities:
   Acquisitions of officing solutions centers, net of cash proceeds...........               -          (254,025)
   Equipment  ................................................................         (26,895)          (23,145)
   Restricted cash............................................................           4,344            23,311
                                                                                  -------------    --------------
           Net cash used in investing activities..............................         (22,551)         (253,859)
                                                                                  -------------    --------------

Cash Flows from Financing Activities:
   Net proceeds from Parent...................................................          15,000             6,957
   Deferred financing costs...................................................               -           (17,799)
   Net proceeds from notes payable............................................         (17,182)           86,758
   Capital leases.............................................................            (718)             (938)
   Net proceeds from minority interest........................................          (2,462)          213,425
                                                                                  -------------    --------------
           Net cash provided by (used in) financing activities................          (5,362)          288,403
                                                                                  -------------    --------------
Cash and Cash Equivalents:
   Net increase (decrease)....................................................         (15,008)            4,657
   Beginning of period........................................................          16,182             3,807
                                                                                  -------------    --------------
   End of period..............................................................          $1,174            $8,464
                                                                                  =============    ==============


                   FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)


4.       OTHER OWNERSHIP INTERESTS

The Company's ownership interests in its investees are classified according to the applicable accounting method utilized at June 30, 2001 and December 31, 2000. The carrying value of equity method investments represents the Company's acquisition costs less any impairment charges and the Company's share of such investees' losses. The carrying value of cost method investments represents the Company's acquisition costs less any impairment charges in such investees. The Company's ownership interests in and advances to investees accounted for under the equity method or cost method of accounting are as follows (in thousands):


                                                          JUNE 30, 2001                    DECEMBER 31, 2000
                                                  -------------------------------    -------------------------------
                                                 CARRYING VALUE      COST  BASIS    CARRYING VALUE       COST BASIS
                                                 --------------    --------------    -------------     -------------

Equity Method...............................           $34,475          $158,682          $32,969          $156,104
Cost Method.................................             4,400            18,075            6,876            17,700
                                                  -------------                      -------------
                                                       $38,875                            $39,845
                                                  =============                      =============

The following details the Company's equity in net loss and impairment of unconsolidated companies (in thousands):

                                                        Three Months Ended                  Six Months Ended
                                                             June 30,                           June 30,
                                                  -------------------------------    -------------------------------
                                                      2001             2000              2001             2000
                                                      ----             ----              ----             ----
Reckson Strategic Venture Partners, LLC.....            $(1,350)         $(1,117)         $(2,357)           $(1,258)
Other unconsolidated companies..............                  -          (33,336)               -            (51,489)
Aggregate impairment charges................                (66)               -           (9,483)                 -
Gain on sale of Intuit, Inc. stock .........                  -                -              466                  -
                                                  -------------    --------------    -------------    --------------
   Equity in net loss and impairment of
     unconsolidated companies...............            $(1,416)        $(34,453)        $(11,374)          $(52,747)
                                                  =============    ==============    =============    ==============



EMPLOYEE MATTERS

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

                   FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

Through RSVP Holdings, LLC ("Holdings"), the Company is a managing member and 100% owner of the common equity of Reckson Strategic. New World Realty, LLC, an entity owned by two individuals (the "RSVP Managing Directors") retained by Holdings, acts as a managing member of Holdings, and has a carried interest which provides for the RSVP Managing Directors to receive a share in the profits of Reckson Strategic after the Company, UBS Real Estate Securities, Inc. ("UBS Real Estate"), formerly Paine Webber Real Estate Securities, Inc., and Stratum Realty Fund, L.P. ("Stratum") have received certain minimum returns and a return of capital. UBS Real Estate and Stratum are non-managing members and preferred equity owners who have committed $150 million and $50 million, respectively, in capital and share in profits and losses of Reckson Strategic with the Company, subject to a maximum internal rate of return of 16% of invested capital. The carrying values of the Company's investment in Reckson Strategic, which is accounted for under the equity method, were $34.5 million and $29.0 million as of June 30, 2001 and December 31, 2000, respectively.

SALE OF INTUIT

During the three months ended March 31, 2001, the Company sold all 532,955 shares of Intuit not held in escrow at a realized gain of $0.5 million.

FINANCIAL STATEMENTS

The following statements present the portion of the Company's financial position, results of operations and cash flows represented by FrontLine Parent and other interests as of and for the periods indicated.

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001
                                  (UNAUDITED)

                      FRONTLINE PARENT AND OTHER INTERESTS
                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                       JUNE 30,        DECEMBER 31,
                                                                                         2001              2000
                                                                                   ---------------  ---------------

ASSETS:
Current Assets:
     Cash and cash equivalents..................................................           $5,885           $6,923
     Other current assets.......................................................              922           21,928
                                                                                   ---------------  ---------------
         Total Current Assets...................................................            6,807           28,851
Ownership interests in and advances to unconsolidated companies.................           38,875           39,845
Ownership interests in HQ and predecessor entities..............................          219,697          239,590
Deferred financing costs, net...................................................              343              629
Other assets, net...............................................................            7,100            9,536
                                                                                   ---------------  ---------------
        Total Assets...........................................................          $272,822         $318,451
                                                                                   ===============  ===============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
     Accounts payable and accrued expenses......................................           $5,343           $9,246
     Credit facilities with related parties.....................................          142,016                -
     Notes payable..............................................................           25,000           25,000
                                                                                   ---------------  ---------------
         Total Current Liabilities..............................................          172,359           34,246
Credit facilities with related parties..........................................                -          135,523
Other liabilities...............................................................           23,906           13,899
                                                                                   ---------------  ---------------
         Total Liabilities......................................................          196,265          183,668
                                                                                   ---------------  ---------------
Redeemable convertible preferred stock..........................................           24,594           13,940
Shareholders' Equity:
     8.875% convertible cumulative preferred stock, $.01 par value,
       25,000,000 shares authorized, 26,000 issued and outstanding.............                 -                -
     Common stock, $.01 par value, 100,000,000 shares authorized,
       36,911,969 and 36,625,847 shares issued and outstanding at
       June 30, 2001 and December 31, 2000, respectively.......................               369              366
     Additional paid-in capital.................................................          401,875          400,916
     Accumulated deficit........................................................         (350,318)        (281,030)
     Unrealized gain on marketable equity securities...........................                37              591
                                                                                   ---------------  ---------------
         Total Shareholders' Equity.............................................           51,963          120,843
                                                                                   ---------------  ---------------
         Total Liabilities and Shareholders' Equity.............................         $272,822         $318,451
                                                                                   ===============  ===============

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001
                                  (UNAUDITED)

                      FRONTLINE PARENT AND OTHER INTERESTS
                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)





                                                            THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                 JUNE 30,                          JUNE 30,
                                                       ------------------------------    -----------------------------
                                                           2001             2000             2001            2000
                                                           ----             ----             ----            ----

Parent Expenses:
   General and administrative expenses..............         $(744)         $(5,999)          $(2,607)       $(10,971)
   Amortization of deferred charges.................          (941)          (3,878)           (2,274)         (5,530)
   Restructuring costs..............................        (4,563)               -            (7,208)              -
   Interest expense, net............................        (5,684)          (3,388)          (10,805)        (10,009)
   Depreciation and amortization....................             -             (526)                -            (569)
   Development stage company costs..................             -           (2,143)                -          (3,706)
                                                       -------------    -------------    -------------    ------------
     Loss before equity in net loss and
       impairment of unconsolidated companies.......       (11,932)         (15,934)          (22,894)        (30,785)
Equity in net loss and impairment of
   unconsolidated companies.........................        (1,416)         (34,453)          (11,374)        (52,747)
                                                       -------------    -------------    -------------    ------------

     Loss before extraordinary item from early
       extinguishment of debt......................        (13,348)         (50,387)          (34,268)        (83,532)
Extraordinary item from early extinguishment
    of debt.........................................             -                -                 -          (2,648)
                                                       -------------    -------------    -------------    ------------
      Net loss ......................................      (13,348)         (50,387)          (34,268)        (86,180)
 Dividends on and accretion of preferred stock.......         (937)            (577)           (3,929)           (923)
                                                       -------------    -------------    -------------    ------------

     Net loss applicable to common shareholders
        attributable to  Parent and Other Interests..     $(14,285)        $(50,964)         $(38,197)       $(87,103)
                                                       =============    =============    =============    ============
Basic and diluted net loss attributable to Parent
   and Other Interests per weighted average
   common share.....................................        $(0.39)          $(1.46)           $(1.04)         $(2.62)
                                                       =============    =============    =============    ============
Basic and diluted weighted average common
   shares of FrontLine outstanding..................    36,876,113       34,889,374        36,813,280      33,300,693
                                                       =============    =============    =============    ============

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001
                                  (UNAUDITED)


                      FRONTLINE PARENT AND OTHER INTERESTS
                            STATEMENTS OF CASH FLOWS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                            SIX MONTHS ENDED
                                                                                                JUNE 30,
                                                                                     -------------------------------
                                                                                         2001              2000
                                                                                         ----              ----

Cash Flows from Operating Activities:
   Net loss.....................................................................         $(34,268)         $(86,180)
   Adjustments to reconcile net loss to cash used in operating activities:
       Depreciation and amortization............................................                -               569
       Amortization of deferred financing costs.................................              587             1,342
       Extraordinary loss on early extinguishment of debt.......................                -             2,648
       Equity in net loss of unconsolidated companies...........................           11,374            52,747
       Realized gain on sale of short-term investments..........................             (466)                -
       Stock and related compensation...........................................            2,814             5,530
       Non-cash restructuring costs.............................................              720                 -
       Changes in operating assets and liabilities:
         Acquisition costs and other assets.....................................            1,407            (4,261)
         Accounts payable and accrued expenses..................................           (7,104)            8,018
         Affiliate receivables..................................................                -              (268)
         Other liabilities......................................................           10,007            (2,167)
                                                                                     -------------     -------------
           Net cash used in operating activities................................          (14,929)          (22,022)
                                                                                     -------------     -------------
Cash Flows from Investing Activities:
   Acquisitions of officing solutions centers...................................          (15,127)          (33,243)
   Equipment  ..................................................................                -            (3,572)
   Proceeds from sale of short-term investments.................................           20,918                 -
   Acquisition of ownership interests and advances to unconsolidated companies..           (8,518)          (94,740)
                                                                                     -------------     -------------
           Net cash used in investing activities................................           (2,727)         (131,555)
                                                                                     -------------     -------------
 Cash Flows from Financing Activities:
   Issuance of common stock and warrants, net of costs..........................                -           157,481
   Issuance of preferred and redeemable preferred stock, net of costs...........           10,000            24,530
   Deferred financing costs.....................................................             (301)           (5,975)
   Net proceeds from credit facilities with related parties.....................            6,493             9,395
   Net proceeds from notes payable..............................................                -           (44,407)
   Other, net...................................................................              426               395
                                                                                     -------------     -------------
           Net cash provided by financing activities............................           16,618           141,419
 Cash and Cash Equivalents:
   Net decrease.................................................................           (1,038)          (12,158)
   Beginning of period..........................................................            6,923            28,933
                                                                                     -------------     -------------
   End of period................................................................           $5,885           $16,775
                                                                                     =============     =============

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001
                                  (UNAUDITED)


5.       NOTES PAYABLE

HQ CREDIT FACILITY

HQ has a credit facility (the "HQ Credit Facility") with certain lending institutions, which, as amended and restated as of June 29, 2001, provides for borrowings of up to $219.4 million under four term loans (the "Term Loans") and for borrowings or letters of credit of up to an additional $55.6 million under two revolving loan commitments (the "Revolver Loans"). Availabilities under the Revolver Loans are formula-based. As of June 30, 2001, there were $188.7 million in outstanding borrowings under the Term Loans and $7.0 million in borrowings outstanding under the Revolver Loans. As of June 30, 2001, HQ had letters of credit outstanding in the aggregate amount of $29.1 million for landlord security deposits. Such letters of credit are collateralized by $1.4 million in cash and $27.7 million of Revolver Loan commitments, leaving $20.9 million available under the Revolver Loans for additional borrowings.

The Term Loans are repayable in various quarterly installments through November 2005. Additional annual principal payments of 75% of excess cash flow, as defined, are required. Pursuant to such requirement, HQ made an accelerated principal payment of $15.1 million during the six-month period ended June 30, 2001. Any outstanding borrowings under the two Revolver Loans are due on November 6, 2003 and May 31, 2005, respectively. Borrowings under the HQ Credit Facility bear interest ranging from LIBOR (one-month LIBOR was approximately 3.8% at June 30, 2001) plus 3.25% to 4.0% for one, three or nine-month periods at the election of HQ or prime (6.75% at June 30, 2001) plus 2.25% to 3.00%. The weighted average interest rate on borrowings under the Term Loans at June 30, 2001 was approximately 7.9%. HQ pays a commitment fee of 1/2 of 1.0% per annum on the unused portion of the HQ Credit Facility.

As of June 30, 2001, the Company is a party to instruments which lock in the maximum underlying three-month LIBOR at levels between 7.93% and 9.00% on approximately $100.7 million of borrowings under the Credit Facility with various expiration dates through September 30, 2002. At June 30, 2001, the recognition of the fair value of these instruments in accordance with the adoption of SFAS 133 resulted in additional interest expense of zero and $2.4 million being recognized in the three and six month periods ended June 30, 2001.

Maturities of borrowings outstanding under the HQ Credit Facility subsequent to June 30, 2001 are as follows (in thousands):

                     TWELVE MONTHS ENDING
                           JUNE 30,
                  ----------------------------
                           2002..............          $21,832
                           2003..............           21,740
                           2004..............           43,567
                           2005..............           72,561
                           2006..............           36,043
                                               ----------------
                               Total.........         $195,743
                                               ================

HQ's lending institutions have an assignment of leases and rents associated with HQ's business centers to collateralize the borrowings under the HQ Credit Facility.

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001
                                  (UNAUDITED)

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

As of June 30, 2001, the fair value of HQ's notes payable exceeds the carrying value by approximately $32.0 million, assuming an 8% discount rate.

FRONTLINE BANK CREDIT FACILITY

On September 11, 2000, FrontLine amended its $25.0 million credit agreement (the "FrontLine Bank Credit Facility"). Borrowings under the FrontLine Bank Credit Facility are secured by shares of HQ Global and bear interest at LIBOR plus 5% for one, two, three or six-month interest periods, as selected by FrontLine. Any outstanding borrowings under the FrontLine Bank Credit Facility were originally due on March 11, 2001. In January 2001, FrontLine exercised its option to extend the maturity date until June 11, 2001. In May 2001, the Company further extended the maturity date to September 11, 2001. At June 30, 2001, FrontLine has borrowed $25.0 million under the amended FrontLine Bank Credit Facility. The Company is currently in negotiations to further extend the maturity of this facility.

COVENANTS

The HQ Credit Facility and Mezzanine Loan contain certain covenants, including a defined maximum ratio of consolidated indebtedness to consolidated earnings before interest, income taxes, depreciation and amortization. In addition, there are other covenants pertaining to financial ratios and limitations on capital expenditures. Also, the HQ Credit Facility and Mezzanine Loan prohibit the declaration or payment of dividends by HQ Global or any of its subsidiaries, except for the payment of dividends in kind on its preferred stock. The FrontLine Bank Credit Facility also contains a covenant relative to the ratio of consolidated indebtedness to consolidated earnings before interest, income taxes, depreciation and amortization. On June 29, 2001, HQ and its lenders amended the financial covenants under the HQ Credit Facility and the Mezzanine Loan relative to HQ's second and third quarter financial results. While both HQ and, by extension, FrontLine, are currently in compliance with the financial covenants contained within their respective financing instruments, current internal projections for HQ operating results indicate that certain covenants may not be met during at least the last quarter of 2001. Accordingly, negotiations with HQ's and FrontLine's lenders are underway to amend the necessary financial covenants to enable compliance based upon the expected operating results. While no assurances can be given, it is management's belief that the necessary covenant amendments will be made.

However, since covenants were amended as of June 30, 2001 and further amendments will probably be necessary within the next twelve months in order to remain in compliance, all debt including the credit facilities with related parties (Note
10) have been classified as current as of June 30, 2001.

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001
                                  (UNAUDITED)

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

The Preferred Equity Facility is comprised of a new series of redeemable convertible preferred securities. At the Company's option, the Preferred Equity Facility may be redeemed within the first twelve months following its inception. Quarterly dividends accrue during this period at the annual rate of 9.25%, but are not payable if the securities are redeemed within such twelve-month period. While these securities are outstanding, the holders have consent rights for certain significant transactions, including the incurrence of additional debt by the Company or HQ, the issuance of equity securities senior to, or on a parity with, the Series B Preferred Stock or the issuance by HQ of preferred stock. These securities also contain certain covenants relating to HQ. In addition, the securities include a redemption premium that gradually increases from an initial rate of 6.0% for the first three months to a maximum of 27.5% after eleven months. If the securities are not redeemed prior to December 13, 2001, the securities (including the amount of the redemption premium) become convertible at the holder's option into FrontLine common stock at the initial rate of $13.3875 per share, the preferred stock becomes a voting security on an "as-converted" basis, and quarterly dividends become payable from the date of initial issuance at the annual rate of 9.25%. The securities have a mandatory redemption requirement after five years at a 27.5% premium, although certain capital events or uncured events of default would accelerate this period. Accordingly, the securities are classified as "Redeemable preferred stock" in the accompanying consolidated balance sheets.

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

As a result of the Series B preferred stock sold in December 2000, the exercise price for the March 7, 2000 warrants was automatically decreased to $45.01 per share.

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001
                                  (UNAUDITED)


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

During the three months ended March 31, 2001, the Company granted an aggregate 40,000 shares of common stock to its independent directors. However, in the second quarter these directors returned the shares to the Company and the shares were retired.

8.       RESTRUCTURING

On October 18, 2000, FrontLine announced a restructuring of its strategic plan, the steps under which are collectively referred to herein as the Restructuring (see Note 1). In connection with the Restructuring, FrontLine announced the termination of approximately 75% of its headquarters personnel which has occurred during a transition period through the second quarter of 2001. As a result of the Restructuring, FrontLine recognized cash and non-cash restructuring charges of $4.6 million and $7.2 million during the three-month and the six-month periods ended June 30, 2001, respectively.

The restructuring costs recognized during the six-month period ended June 30, 2001 consist principally of (1) $3.8 million of professional fees and other expenses relating to the Restructuring, (2) $1.9 million of severance and related payments made to employees who were terminated in 2001 in connection with the Restructuring and (3) $1.5 million of remaining accelerated amortization of stock compensation and related awards that resulted from the termination of certain employees in connection with the Restructuring. Approximately $2.6 million of these cash costs have not been paid as of June 30, 2001.

9.         LONG-TERM INCENTIVE PLAN

In March 2000, the Compensation Committee of the Board of Directors adopted a long-term incentive plan (the "LTIP"). The terms of the LTIP are described in the Form 10-K. As disclosed in the Form 10-K, in April 2000 FrontLine paid advances aggregating $2.8 million on future payments under the long-term incentive plan to four executive officers. The Company is amortizing the amount of the advances and related tax payments over the period through April 2007, the maximum period over which such advances are to be forgiven.

10.      TRANSACTIONS WITH RELATED PARTIES

The Company has a credit facility with Reckson Operating Partnership, L.P. ("Reckson") in the amount of $100 million (the "FrontLine Facility"). Reckson has advanced the Company $93.4 million at June 30, 2001 under the FrontLine Facility. These advances bear interest at 12% per annum with such rate increasing by 4% of the prior year's rate on outstanding borrowings.

Additionally, Reckson Strategic has a $100 million commitment from Reckson to fund its investment activities (the "Reckson Strategic Commitment"). Draws on the Reckson Strategic Commitment occur

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001
                                  (UNAUDITED)


either in the form of advances to FrontLine (the "Reckson Strategic Facility" and, collectively with the FrontLine Facility, the "Credit Facilities") under terms similar to the FrontLine Facility or whereby Reckson makes direct investments with Reckson Strategic in joint ventures. As of June 30, 2001, Reckson has advanced FrontLine $49.3 million under the Reckson Strategic Commitment. The aggregate principal amount outstanding and due Reckson at June 30, 2001 under the Credit Facilities was $142.7 million. Interest accrued on these facilities at June 30, 2001, was $23.2 million. Both of the FrontLine and Reckson Strategic Facilities expire in June 2003. Currently, the Company has an outstanding letter of credit in the amount of $0.2 million. This letter of credit decreases the availability under the FrontLine Facility.

On March 28, 2001, the Company's Board of Directors approved amendments to the Credit Facilities pursuant to which (i) interest is payable only at maturity and
(ii) Reckson may transfer all or any portion of its rights or obligations under the Credit Facilities to its affiliates. In addition, the Reckson Strategic Facility was amended to increase the amount available thereunder to up to $110 million. Reckson has advanced approximately $59.8 million under the Reckson Strategic Commitment to fund additional Reckson Strategic-controlled joint ventures through June 30, 2001.

The Company is entitled to a cumulative annual management fee of $2 million with respect to Reckson Strategic, of which $1.5 million is subordinate to UBS Real Estate receiving an annual minimum rate of return of 16% and a return of its capital. The non-subordinated portion of the fee for each of the first two quarters of 2001 and 2000 was $0.1 million.

The Company reimburses Reckson with respect to general and administrative expenses (including payroll expenses) incurred by Reckson for the benefit of the Company. These services include payroll, human resources, accounting and other advisory services. During the three and six months ended June 30, 2000, the Company incurred $0.4 million and $0.8 million, respectively, for such activities. The Company did not incur any such charges in the three and six months ended June 30, 2001.


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

In conjunction with the Restructuring, FrontLine re-evaluated the carrying values of its investments and recorded aggregate impairment charges through June 30, 2001 of $35.2 million, in order to reduce the carrying value of these investments to estimated fair value.

In June 2001, the Company and HQ terminated discussions regarding a potential merger with a competitor, and the associated fees have been expensed. HQ also recognized restructuring charges related to the closure of non-performing centers and employee severance and taxes applicable to a management restructuring and headcount reduction.

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

HQ

All of FrontLine's operating revenues and operating expenses for the three and six-month periods ended June 30, 2001 and 2000 were attributable to HQ. The following is a discussion of HQ's results of operations for such periods.

THREE MONTHS ENDED JUNE 30, 2001 AND 2000

Revenues. Total business center revenues for the quarter ended June 30, 2001 were $136.1 million, representing an increase of $37.2 million, or 37.6%, from the quarter ended June 30, 2000.

Business centers with three months of activity for both periods under comparison ("Same Centers") had revenues for the quarter ended June 30, 2001 and 2000 of $60.1 million and $67.8 million, respectively, representing a decrease in 2001 of $7.7 million, or 11.4%, compared with 2000. The decrease in revenues in 2001 is primarily attributable to lower occupancy rates.

Business centers that were acquired subsequent to March 31, 2000 during the periods under comparison ("Acquired Centers") had revenues for the period ended June 30, 2001 and 2000 of $72.6 million and $27.6 million, respectively. The increase in revenues resulted from centers acquired in the HQ Merger on June 1, 2000.

Business centers with less than three months of activity during one of the periods under comparison ("Development Centers") had revenues for the quarters ended June 30, 2001 and 2000 of $3.4 million and $0.3 million, respectively, representing an increase in 2001 of $3.1 million. HQ has opened 11 business centers since March 31, 2000, four of which commenced operations in the quarter ended June 30, 2000.

Business centers that were closed subsequent to March 31, 2000 during the period under comparison ("Closed Centers") had revenues for the period ended June 30, 2001 and 2000 of zero and $3.2 million, respectively. The Closed Centers were largely focused in major markets and were replaced with Development Centers where existing clients were serviced in new centers.

Expenses. Total business center expenses for the quarter ended June 30, 2001 were $109.1 million, representing an increase of $40.4 million, or 58.8%, from the quarter ended June 30, 2000.

Business centers with three months of activity for both periods under comparison ("Same Centers") had expenses for the quarter ended June 30, 2001 and 2000 of $50.0 million and $48.4 million, respectively, representing an increase in 2001 of $1.6 million, or 3.3%, compared with 2000.

Business centers that were acquired subsequent to March 31, 2000 during the periods under comparison ("Acquired Centers") had expenses for the quarter ended June 30, 2001 and 2000 of $55.1 million and $17.0 million, respectively. The increase in expenses resulted from the HQ Merger on June 1, 2000.

Business centers with less than three months of activity during one of the periods under comparison ("Development Centers") had expenses for the periods ended June 30, 2001 and 2000 of $3.5 million and $0.8 million, respectively, representing an increase in 2001 of $2.7 million. The increase is attributable to the number and maturity of Development Centers operating in the quarter ended June 30, 2001 compared to the quarter ended June 30, 2000.

Business centers that were closed subsequent to March 1, 2000 during the period under comparison ("Closed Centers") had expenses for the quarters ended June 30, 2001 and 2000 of $0.5 million and $2.5 million, respectively. The Closed Centers were largely focused in major markets and were replaced with Development Centers where existing clients were serviced in new centers.

Business Center Operating Income ("BCOI"). For the quarter ended June 30, 2001, BCOI was $27.0 million as compared with $30.2 million for 2000. BCOI in the 2001 period was negatively impacted by $4.5 million of abnormal bad debt expense associated with the rapid decline of the technology sector. The BCOI as a percentage of total revenues ("BCOI Margin") was 19.8% for the quarter ended June 30, 2001 as compared to 30.5% for 2000. The decrease in BCOI Margin is primarily attributable to lower occupancy rates. For the quarter ended June 30, 2001 and 2000, occupancy rates averaged 75.1% and 89.8%, respectively.

Same Center BCOI was $10.2 million and $19.5 million for the periods ended June 30, 2001 and 2000, respectively, representing a decrease in 2001 of $9.3 million or 47.7%, from 2000. The BCOI Margin from Same Centers for the quarter ended June 30, 2001 was 17.0% as compared with 28.8% in the corresponding period in 2000. The decrease in BCOI Margin is primarily attributable to lower occupancy rates.

Acquired Center BCOI was $17.2 million for the period ended June 30, 2001, and $10.6 million for the corresponding period in 2000. The BCOI Margin for Acquired Centers for the quarter ended June 30, 2001 was 23.7 % as compared with 38.4% in the corresponding period in 2000. The decrease in BCOI Margin is primarily attributable to lower occupancy rates.

Development Center BCOI was negative $0.1 million and negative $0.5 million for the quarters ended June 30, 2001 and 2000, respectively, representing an increase in 2001 of $0.4 million from the corresponding period in 2000. The increase is attributable to the number and maturity of Development Centers operating in the quarter ended June 30, 2001 compared to the quarter ended June 30, 2000.

Closed Center BCOI was negative $0.3 million and $0.6 million for the quarters ended June 30, 2001 and 2000, respectively.

Corporate General And Administrative Expenses. For the quarters ended June 30, 2001 and 2000, corporate general and administrative expenses were $18.9 million and $10.6 million, respectively. For the quarter ended June 30, 2001, expenses include one-time charges of $2.2 million of professional costs associated with termination of merger discussions with a competitor and $0.5 million of costs associated with debt covenant amendments obtained for the quarter ended June 30, 2001 and quarter ended September 30, 2001. Excluding these one-time charges, corporate general and administrative expenses stated as a percentage of total revenue, such expenses were 11.9% and 10.7%, respectively.

Merger And Integration Charges. For the quarters ended June 30, 2001 and 2000, merger and integration charges were zero and $18.6 million, respectively. For fiscal 2000, merger and integration charges related to the HQ Merger completed June 1, 2000.

Restructuring Charges. For the quarters ended June 30, 2001 and 2000, restructuring charges were $11.3 million and zero, respectively. For fiscal 2001, restructuring charges related to closure of non-performing centers and employee severance and taxes in association with HQ's management restructuring and headcount reduction.

Depreciation And Amortization. For the quarters ended June 30, 2001 and 2000, depreciation and amortization expenses were $20.5 million and $9.8 million, respectively. The increase in depreciation and amortization relates to goodwill associated with mergers and acquisitions, fixed assets acquired, and an increase in capital expenditures associated with technology infrastructure additions and leasehold improvements for Development Centers and Same Centers.

Interest Expense. For the quarters ended June 30, 2001 and 2000, net interest expense was $11.6 million and $6.8 million, respectively. The increase in interest expense is related to an increase in average borrowings as a result of the HQ Merger, and the adoption of new accounting standards relating to HQ's interest rate cap and floor contracts in 2001.


Benefit (Provision) For Income Taxes. For the quarters ended June 30, 2001 and 2000, the provision for income taxes, which is comprised entirely of state and foreign taxes, was $0.9 million and $0.3 million, respectively. The increase is primarily due to an increase in foreign taxes due to the HQ Merger.

Net (Loss) Income. Net loss for the quarters ended June 30, 2001 and 2000 was $35.3 million and $15.7 million, respectively.

Accretion on HQ's redeemable convertible preferred stock for the quarters ended June 30, 2001 and 2000 was $8.5 million, representing an increase of $4.4 million from the corresponding period in 2000. This increase was attributable to a preferred stock dividend and accretion of a discount resulting from warrants issued in association with the sale of HQ's Series A Convertible Cumulative Preferred Stock in connection with the HQ Merger.

Minority Interest. Minority interest was income of $10.5 million and income of $0.2 million in the three-month periods ended June 30, 2001 and 2000, respectively.

SIX MONTHS ENDED JUNE 30, 2001 AND 2000

Revenues. Total business center revenues for the six months ended June 30, 2001 were $288.5 million, representing an increase of $127.2 million, or 78.9%, from the six months ended June 30, 2000.

Business centers with six months of activity for both periods under comparison ("Same Centers") had revenues for the six months ended June 30, 2001 and 2000 of $123.3 million and $124.8 million, respectively, representing a decrease in 2001 of $1.5 million, or 1.2%, compared with 2000. The decrease in revenues in 2001 is primarily attributable to lower occupancy rates, offset by more favorable pricing in some markets.

Business centers that were acquired subsequent to January 1, 2000 ("Acquired Centers") had revenues for the period ended June 30, 2001 and 2000 of $153.5 million and $27.6 million, respectively. The increase in revenues resulted from centers acquired in the HQ Merger on June 1, 2000.

Business centers with less than six months of activity during one of the periods under comparison ("Development Centers") had revenues for the six months ended June 30, 2001 and 2000 of $10.5 million and $2.5 million, respectively, representing an increase in 2001 of $8.0 million. HQ has opened 15 business centers since January 1, 2000, seven of which commenced operations in the six months ended June 30, 2000.

Business centers that were closed subsequent to January 1, 2000 ("Closed Centers") had revenues for the period ended June 30, 2001 and 2000 of $1.2 million and $6.4 million, respectively. The Closed Centers were largely focused in major markets and were replaced with Development Centers where existing clients were serviced in new centers.

Expenses. Total business center expenses for the six months ended June 30, 2001 were $217.5 million, representing an increase of $99.1 million, or 83.7%, from the six months ended June 30, 2000.

Business centers with three months of activity for both periods under comparison ("Same Centers") had expenses for the six months ended June 30, 2001 and 2000 of $95.6 million and $92.7 million, respectively, representing an increase in 2001 of $2.9 million, or 3.1%, compared with 2000.

Business centers that were acquired subsequent to January 1, 2000 ("Acquired Centers") had expenses for the six months ended June 30, 2001 and 2000 of $111.3 million and $17.0 million, respectively. The increase in expenses resulted from the HQ Merger on June 1, 2000.

Business centers with less than six months of activity during one of the periods under comparison ("Development Centers") had expenses for the periods ended June 30, 2001 and 2000 of $9.0 million and $3.3 million, respectively, representing an increase in 2001 of $5.7 million. The increase is attributable to the number and maturity of Development Centers operating in the six months ended June 30, 2001 compared to the six months ended June 30, 2000.

Business centers that were closed subsequent to January 1, 2000 ("Closed Centers") had expenses for the six months ended June 30, 2001 and 2000 of $1.6 million and $5.5 million, respectively. The Closed Centers were largely focused in major markets and were replaced with Development Centers where existing clients were serviced in new centers.

Business Center Operating Income ("BCOI"). For the six months ended June 30, 2001, BCOI was $70.9 million as compared with $42.8 million for 2000. BCOI in the 2001 period was negatively impacted by $4.5 million of abnormal bad debt expense associated with the rapid decline of the technology sector. The BCOI as a percentage of total revenues ("BCOI Margin") was 24.6% for the six months ended June 30, 2001 as compared to 26.5% for 2000. The decrease in BCOI Margin is primarily attributable to lower occupancy rates, offset by more favorable pricing in some markets. For the six months ended June 30, 2001 and 2000, occupancy rates averaged 78.8% and 88.5%, respectively.

Same Center BCOI was $27.7 million and $31.7 million for the six months ended June 30, 2001 and 2000, respectively, representing a decrease in 2001 of $4.0 million or 12.6%, from 2000. The BCOI Margin from Same Centers for the six months ended June 30, 2001 was 22.5% as compared with 25.4% in the corresponding period in 2000. The decrease in BCOI Margin is primarily attributable to lower occupancy rates, offset by more favorable pricing in some markets.

Acquired Center BCOI was $42.2 million for the six months ended June 30, 2001, and $11.1 million for the corresponding period in 2000. The BCOI Margin for Acquired Centers for the six months ended June 30, 2001 was 27.5% as compared with 40.2% in the corresponding period in 2000. The decrease in BCOI Margin is primarily attributable to lower occupancy rates.

Development Center BCOI was $1.4 million and negative $0.8 million for the six months ended June 30, 2001 and 2000, respectively, representing an increase in 2001 of $2.2 million from the corresponding period in 2000. The increase is attributable to the number and maturity of Development Centers operating in the six months ended June 30, 2001 compared to the six months ended June 30, 2000.

Closed Center BCOI was negative $0.4 million and $0.9 million for the six months ended June 30, 2001 and 2000, respectively.

Corporate General And Administrative Expenses. For the six months ended June 30, 2001 and 2000, corporate general and administrative expenses were $36.5 million and $17.8 million, respectively. For the six months ended June 30, 2001, expenses include one-time charges of $2.2 million of professional costs associated with termination of merger discussions with a competitor and $0.5 million of costs associated with debt covenant amendments obtained for the quarter ended June 30, 2001 and quarter ended September 30, 2001. Excluding these one-time charges, corporate general and administrative expenses stated as a percentage of total revenue, such expenses were 11.7% and 11.0%, respectively.

Merger And Integration Charges. For the six months ended June 30, 2001 and 2000, merger and integration charges were zero and $19.4 million, respectively. For fiscal 2000, merger and integration charges related to the HQ Merger completed June 1, 2000.

Restructuring Charges. For the six months ended June 30, 2001 and 2000, restructuring charges were $11.3 million and zero, respectively. For fiscal 2001, restructuring charges related to closure of centers and employee severance and taxes in association with HQ's management restructuring and headcount reduction.

Depreciation And Amortization. For the six months ended June 30, 2001 and 2000, depreciation and amortization expenses were $39.4 million and $16.0 million, respectively. The increase in depreciation and amortization relates to goodwill associated with mergers and acquisitions, fixed assets acquired, and an increase in capital expenditures associated with technology infrastructure additions and leasehold improvements for Development Centers and Same Centers.

Interest Expense. For the six months ended June 30, 2001 and 2000, net interest expense was $25.3 million and $10.2 million, respectively. The increase in interest expense is related to an increase in average borrowings as a result of the HQ Merger, and the adoption of new accounting standards relating to HQ's interest rate cap and floor contracts in 2001.

Benefit (Provision) For Income Taxes. For the six months ended June 30, 2001 and 2000, the provision for income taxes, which is comprised entirely of state and foreign taxes, was $2.4 million and $0.5 million, respectively. The increase is primarily due to an increase in foreign taxes due to the HQ Merger.

Net (Loss) Income. Net loss for the six months ended June 30, 2001 and 2000 was $41.6 million and $20.6 million, respectively.

Accretion on HQ's redeemable convertible preferred stock for the six months ended June 30, 2001 was $16.4 million, representing an increase of $9.7 million from the corresponding period in 2000. This increase was attributable to a preferred stock dividend and accretion of a discount resulting from warrants issued in association with the sale of HQ's Series A Convertible Cumulative Preferred Stock in connection with the HQ Merger.

Minority Interest. Minority interest was income of $9.0 million and income of $1.1 million in the six-month periods ended June 30, 2001 and 2000, respectively

PARENT AND OTHER INTERESTS

THREE MONTHS ENDED JUNE 30, 2001 AND 2000

As a result of the Restructuring discussed above, FrontLine has changed from a company which invested in early stage companies which leveraged the Internet into one which is focused on highlighting the value of HQ.

This change enabled FrontLine to significantly reduce its general and administrative expenses from $6.0 million to $0.7 million, primarily as a result of decreasing the number of employees. Since most of the previous amortization of deferred charges related to these severed employees, this expense decreased from $3.9 million to $0.9 million.

The restructuring costs recognized in the three-month period ended June 30, 2001 principally consist of $2.9 million of professional fees and other expense relating to transactions proposed in conjunction with the Restructuring and $1.7 million of severance and related payments made to employees who were terminated in 2001 in connection with the Restructuring.

A significant portion of FrontLine's net loss is derived from companies in which it held minority ownership interests. The equity in net loss and impairment of unconsolidated companies decreased $33.0 million to $1.4 million for the three-month period ended June 30, 2001 as compared with the corresponding period in 2000. As of June 30, 2001, the Company reassessed its investments and determined that no additional impairment charge was necessary. The loss for the period ended June 30, 2000 was entirely comprised of equity in the net losses of unconsolidated companies. See Note 4 to the accompanying consolidated financial statements for further discussion related to the caption "Equity in net loss and impairment of unconsolidated companies."

Dividends on, and accretion of, preferred stock of $0.9 million in the three-month period ended June 30, 2001 represents dividends on FrontLine's 8.875% Series A Convertible Cumulative Preferred Stock (the "Series A Stock"), which was issued in the first quarter of 2000 and accretion of FrontLine's Series B Convertible Cumulative Preferred Stock which was issued in the fourth quarter of 2000. Such amount in the three-month period ended June 30, 2001 of $0.3 million represents dividends on the Series A Stock.

SIX MONTHS ENDED JUNE 30, 2001 AND 2000

FrontLine's general and administrative expenses decreased by $8.4 million to $2.6 million in the six-month period ended June 30, 2001 compared with the corresponding period in 2000 reflecting the planned reduction in workforce and the resulting lower recurring general and administrative expenses resulting from the restructured operations. Since most of the previous amortization of deferred charges related to these severed employees, this expense decreased $3.3 million to $2.3 million.

The restructuring costs recognized in the six-month period ended June 30, 2001 principally consist of (1) $3.8 million of professional fees and other expenses relating to transactions proposed in conjunction with the Restructuring, (2) $1.9 million of severance and related payments made to employees who were terminated in 2001 in connection with the Restructuring and (3) $1.5 million of remaining accelerated amortization of stock compensation and related awards that resulted from the termination of certain employees in connection with the Restructuring.

A significant portion of FrontLine's net loss is derived from companies in which it held minority ownership interests. The equity in net loss and impairment of unconsolidated companies decreased $41.4 million to $11.4 million for the six-month period ended June 30, 2000 as compared with the corresponding period in 2000. In the six months ended June 30, 2001, the equity in net loss and impairment of unconsolidated companies consisted of $9.5 million of impairment charges reflecting estimated decreased in the fair values of certain of the company's investments and $2.4 million of equity in net loss, both partially offset by a $0.5 million gain on the sale of the stock received as consideration for the December 2000 sale of EmployeeMatters, Inc. As of June 30, 2001, the Company reassessed its investments and determined that no additional impairment charge was necessary. The loss for the period ended June 30, 2000 was comprised of equity in the net losses of unconsolidated companies. You should refer to Note 4 to the accompanying consolidated financial statements for further discussion related to the caption "Equity in net loss and impairment of unconsolidated companies."

The extraordinary item of $2.6 million in the three-month period ended March 31, 2000 resulted from the write-off of deferred financing costs relating to the early extinguishment of a $60.0 million credit facility in March 2000.

Dividends on, and accretion of, preferred stock of $3.9 million in the six-month period ended June 30, 2001 represents dividends on FrontLine's 8.875% Series A Convertible Cumulative Preferred stock (the "Series A Stock"), which was issued in the first quarter 2000 and accretion of FrontLine's Series B Convertible Cumulative Preferred Stock which was issued in the fourth quarter of 2000. Such amount in the six-month period ended June 30, 2001 of $0.9 million represents dividends on the Series A Stock.

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

HQ has a credit facility (the "HQ Credit Facility") which, as amended and restated, provides for $219.4 million under four term loans (the "Term Loans"), all of which are repayable in various quarterly installments through November 2005. In addition, annual principal payments of 75% of excess cash flow, as defined, are required. The HQ Credit Facility also provides for borrowings of up to an additional $55.6 million in two revolving loan commitments (the "Revolver Loans"). Availabilities under the Revolver Loans are formula-based. As of June 30, 2001, there were $188.7 million in outstanding borrowings under the Term Loans and $7.0 million in outstanding borrowings under the Revolver Loans. As of June 30, 2001, HQ had letters of credit outstanding in the aggregate amount of $29.1 million. Such letters of credit are collateralized by $1.4 million in cash and $27.7 million of Revolver Loan commitments, leaving $20.9 million available under the Revolver Loans for additional borrowings.

Borrowings under the HQ Credit Facility bear interest ranging from prime plus 2.25% to 3.00% or LIBOR plus 3.25% to 4.0% for one, three or nine-month periods at HQ's election. The weighted average interest rate on borrowings under the Term Loans at June 30, 2001 was approximately 7.9%. HQ pays a commitment fee of 1/2 of 1.0% per annum on the unused portion of the HQ Credit Facility. As of June 30, 2001, HQ had entered into instruments which lock in the maximum underlying three-month LIBOR at levels between 7.93% and 9.00% on approximately $100.7 million of borrowings under the HQ Credit Facility with various expiration dates through September 30, 2002.

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

On June 29, 2001, HQ sold to FrontLine 367,899 shares of Series B Preferred Stock, 149,798 Series A Warrants, and 73,532 Series B Warrants for a total consideration of $15.0 million.

The HQ Credit Facility and Mezzanine Loan contain certain covenants, including a defined maximum ratio of consolidated indebtedness to consolidated earnings before interest, income taxes, depreciation and amortization. In addition, there are other covenants pertaining to financial ratios and limitations on capital expenditures. Also, the HQ Credit Facility and Mezzanine Loan prohibit the declaration or payment of dividends by HQ Global or any of its subsidiaries, except for the payment of dividends in kind on HQ Global's preferred stock. On June 29, 2001, HQ and its lenders amended the financial covenants under the HQ Credit Facility and the Mezzanine Loan relative to HQ's second and third quarter financial results. While HQ is currently in compliance with the financial covenants contained within its financing instruments, current internal projections for HQ operating results indicate that certain covenants may not be met during at least the last quarter of 2001. Accordingly, discussions with HQ's lenders are underway to amend the necessary financial covenants to enable compliance based upon the expected operating results. There can be no assurance that the necessary covenant amendments will be obtained.

However, since covenants were amended as of June 30, 2001 and further amendments will probably be necessary within the next twelve months in order to remain in compliance, all debt has been classified as current as of June 30, 2001.

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

HQ had a working capital deficit of $344.0 million at June 30, 2001 as compared with a working capital deficit of $21.8 million at December 31, 2000. This increase in the working capital deficit of $322.2 million is primarily attributable to the classification of $298.9 million of outstanding long-term debt being classified as current.

Cash flows provided by operating activities for the six-month period ended June 30, 2001 was $12.9 million, representing an increase of $42.8 million compared with the corresponding period in 2000. The increase was primarily attributable to the outflow of merger and integration costs in fiscal 2000 and a decrease in accounts receivable balances in fiscal 2001.

Cash used in investing activities for the six-month period ended June 30, 2001 was $22.6 million, representing a decrease of $231.3 million compared with the corresponding period in 2000. This decrease is attributable to the closing of the HQ merger in fiscal 2000.

Cash used in financing activities for the six-month period ended June 30, 2001 was $5.4 million, whereas cash provided by financing activities was $288.4 million for the corresponding period in 2000. During the six-month period ended June 30, 2001, HQ retired $24.2 million in Term Loans, borrowed $7.0 million of Revolver Loans issued $15.0 million of new equity and paid $0.7 million of capital lease obligations.

In the fourth quarter of 2000, and continuing through the first and second quarters of 2001, the United States economy has declined. HQ's occupancy rates have declined along with the decline in the economy. The economic decline has had an adverse effect on the results of HQ's operations and its cash flows. In light of the slowing economy and the decline in occupancy, HQ is taking actions which it believes will generate additional revenues, reduce expenses and improve its liquidity. However, there can be no assurance that the economy will not slow at a rate greater than anticipated, or that these actions will be successful. Assuming the current economic conditions in the United States do not significantly worsen, HQ currently anticipates that cash flows from operations and amounts available under the revolving loan portion of the Credit Facility will continue to provide adequate capital to fund HQ's expenses and regular debt service obligations during the next twelve months. However, there can be no assurance that the covenant amendments will be obtained in order for HQ to continue to have access to funds under the HQ Credit Facility.

FRONTLINE

Historically, FrontLine has funded operations and investing activities through a combination of borrowings under various credit facilities, issuances of the Company's equity securities and sales of assets. Since the Restructuring, FrontLine's cash requirements have been substantially reduced. As of June 30, 2001, there is substantially no remaining availability under any FrontLine credit facility.

The Company has a credit facility with Reckson Operating Partnership, L.P. ("Reckson"), a subsidiary of Reckson Associates Realty Corp. (the entity from which the Company was spun off in June 1998), in the amount of $100 million (the "FrontLine Facility"). Additionally, Reckson Strategic Venture Partners, LLC ("Reckson Strategic"), an equity method investee of FrontLine, has a $110 million facility (the "Reckson Strategic Facility") with Reckson to fund Reckson Strategic investments. Note 10 to the consolidated financial statements summarizes the terms of the FrontLine Facility and Reckson Strategic Facility (collectively, the "Credit Facilities"). The Company had $93.4 million outstanding under the FrontLine Facility at June 30, 2001, and due to outstanding letters of credit and accrued interest, has no remaining availability. The Company had $49.3 million outstanding under the Reckson Strategic Facility at June 30, 2001. These borrowings were utilized to fund Reckson Strategic investments and its general operations. As long as there are outstanding amounts under the Credit Facilities, the Company is prohibited from paying dividends on shares of its common stock or, subject to certain exceptions, incurring additional debt. The Credit Facilities are subject to certain other covenants and prohibit advances thereunder to the extent the advances could, in Reckson's determination, endanger the status of Reckson Associates as a REIT. Under the Credit Facilities, additional indebtedness may be incurred by the Company's subsidiaries. The Credit Facilities also contain covenants prohibiting the Company from entering into any merger, consolidation or similar transaction and from selling all or any substantial part of its assets, or allowing any subsidiary to do so, unless approved by the lender. The Credit Facilities also provide for defaults thereunder in the event debt is accelerated under another of FrontLine's financing agreements. On March 28, 2001, the Company's Board of Directors approved amendments to the Credit Facilities pursuant to which (i) interest is payable only at maturity and (ii) Reckson may transfer all or any portion of its rights or obligations under the Credit Facilities to its affiliates. These changes were requested by Reckson as a result of changes in REIT tax laws. In addition, the Reckson Strategic Facility was amended to increase the amount available thereunder to up to $110 million (from $100 million).

FrontLine's secured credit facility for $60 million was fully drawn and then repaid and terminated during the first quarter of 2000, and is therefore no longer available. On September 11, 2000, FrontLine amended its $25.0 million credit agreement (the "FrontLine Bank Credit Facility"). Borrowings under the FrontLine Bank Credit Facility are secured by shares of HQ and bear interest, at the election of FrontLine, at LIBOR for one, two, three or six-month periods, plus 5%. Any outstanding borrowings under the FrontLine Bank Credit Facility are due on September 11, 2001, as a result of a three-month extension option exercised by FrontLine in May 2001. At June 30, 2001, FrontLine had fully borrowed the FrontLine Bank Credit Facility. The FrontLine Bank Credit Facility provides for a default thereunder in the event debt is accelerated under another of FrontLine's financing agreements or if there is a default under certain HQ financing agreements. The FrontLine Bank Credit Facility contains, among others, covenants relating to the financial ratios of HQ and covenants prohibiting the Company from (i) transferring, conveying, disposing of, pledging or granting a security interest in any of the collateral previously pledged under the FrontLine Bank Credit Facility, (ii) terminating, amending or modifying any organizational or other governing documents of the Company or HQ without first obtaining the lender's prior written consent, (iii) violating certain specified financial ratios, (iv) exceeding $25,000,000 of new indebtedness, and (v) declaring or paying cash dividends on any class of the Company's stock. The Company is currently in discussions with the lender under the FrontLine Bank Credit Facility concerning the extension of the maturity date beyond September 11, 2001.

While the Company's $25 million of Series B Preferred Stock is outstanding, the holders have consent rights for certain significant transactions, including the incurrence of additional debt by the Company or HQ, the issuance of equity securities senior to, or on a parity with, the Series B Preferred Stock or the issuance by HQ of preferred stock. These securities also contain certain covenants relating to HQ. In addition, the securities include a redemption premium that gradually increases from an initial rate of 6.0% for the first three months to a maximum of 27.5% after eleven months. If the securities are not redeemed prior to December 13, 2001, the securities (including the amount of the redemption premium) become convertible at the holder's option into FrontLine common stock at the initial rate of $13.3875 per share, the preferred stock becomes a voting security on an "as-converted" basis, and quarterly dividends become payable from the date of initial issuance at the annual rate of 9.25%. If the Company does not pay the dividend on the Series B Preferred Stock in December 2001, the holders of such stock will have the right to vote on an "as converted" basis on any matters that holders of common stock are permitted to vote upon and to elect two members to the Company's Board of Directors. The securities have a mandatory redemption requirement after five years at a 27.5% premium, although certain capital events or uncured events of default would accelerate this period. In addition, the consent of two-thirds of the holders of the Company's Series A Preferred Stock is necessary in order to issue any equity securities ranking senior to the Series A Preferred Stock. The Company is also prohibited from paying dividends on its common stock unless full distributions have been paid on both the Series A Preferred Stock and Series B Preferred Stock.

Currently, the Company has a short-term letter of credit in the amount of $0.4 million, which is being utilized as a security deposit.

The Company has entered into a stockholders agreement (the "HQ Stockholders Agreement") with certain of the stockholders of HQ Global which provides them with rights to put up to approximately 3.1 million shares of HQ Global (the "HQ Shares") to the Company during the two years subsequent to the HQ Merger if HQ Global has not completed an initial public offering of its shares. The Put Rights provide that up to 50% of the HQ Shares may be put to the Company in December 2001 (the "2001 Put Right") and any remaining HQ Shares may be put to the Company in July 2002 (the "2002 Put Right") and together with the 2001 Put Right, the "Put Rights"). The 2001 Put Right is payable by the Company in cash, an interest free note due on July 31, 2002, or FrontLine common stock (valued by independent investment banks at October 31, 2001), at the Company's option. The 2002 Put Right is payable by the Company in cash or FrontLine common stock. The Put Rights provide that the Company may satisfy its obligations thereunder through the issuance of FrontLine common stock only if the common stock continues to be listed on the NASDAQ stock market or other national securities exchange. It is currently anticipated that the Company will not have cash available to satisfy the Put Rights. In addition, the Company's credit agreements and the certificate of designation creating the Series B Preferred Stock contain provisions requiring the consent of the lenders and the holders of the preferred stock, respectively, in connection with the issuance of additional indebtedness by the Company. The payment of the obligations under the Put Rights through the issuance of FrontLine common stock would require approval of the Company's stockholders in the event such issuance would exceed 20% of the Company's outstanding shares. The Company is considering seeking stockholders approval, if necessary, to issue shares of common stock in the event the Put Rights are exercised.

FrontLine's operations do not require significant capital expenditures. There were no significant capital expenditure commitments as of June 30,2001.

There can be no assurance as to the Company's ability to execute its business plan and to meet its obligations with respect to (i) the maturity of the FrontLine Bank Credit Facility on September 11, 2001 (or any later date to which such maturity may be extended) and all other indebtedness that may be accelerated as a result of any failure to pay the FrontLine Credit Facilty when due or (ii) the payment of cash in December 2001 upon the exercise of the 2001 Put Right in the event it is not able to issue common stock or a note relative to the 2001 Put Right. If additional funds are raised through the issuance of equity securities or shares of FrontLine common stock are issued in satisfaction of the Put Rights, existing shareholders may experience significant dilution. The availability of additional capital is subject to numerous factors including some that are beyond the Company's control, and therefore is not assured. In the event the Company is unable to access additional capital, no assurance can be given that it will be able to meet its future cash requirement.

The Company has formed a committee of its Board of Directors, comprised solely of the independent directors of the Board, in order to address conflicts that may arise in connection with the Company's credit facilities with Reckson Operating Partnership. The committee has been authorized to retain legal and financial advisers in connection with its responsibilities.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

HQ

The primary market risk facing HQ is interest rate risk on the HQ Credit Facility. HQ has mitigated this risk by entering into instruments which lock in the maximum underlying three-month LIBOR at levels between 7.93% and 9.00% on approximately $100.7 million of borrowings under the HQ Credit Facility with various expiration dates through September 30, 2002. For the six-month period ended June 30, 2001, recognition of the fair value of this instrument resulted in an increase in interest expense of $2.4 million.

An increase in interest rates will have a negative impact on the net income of HQ due to the variable interest component of the HQ Credit Facility. Based on current interest rate levels, a 10% increase in underlying interest rates will have a 5.05% increase in interest expense, ignoring the short-term impact of remaining terms under current LIBOR hedge contracts.

Following the HQ Merger, HQ is conducting more of its operations in foreign currencies, primarily the British Pound. Due to the nature of foreign currency markets, there is potential risk for foreign currency losses as well as gains. Currently, HQ has not hedged its foreign currency risk.

HQ has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of June 30, 2001, HQ had no other material exposure to market risk.

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

The following table sets forth FrontLine's obligations with respect to the Credit Facilities, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value at June 30, 2001 (in thousands, except rates).


                               For the Year Ending December 31,
                    --------------------------------------------------------
                    2001        2002        2003         2004       2005        Thereafter      Total       Fair Value
                   ------      ------      ------       ------     ------       ----------      ------      ----------

Variable rate..     $25,000         -      $142,016         -          -                 -     $167,016       $164,100
Average
interest rate..        9.52%        -         12.49%        -          -                 -        12.04%             -

Equity Market Risk

FrontLine faces equity market risk in its ownership interests in its unconsolidated companies. During the fourth quarter of the year ended December 31, 2000 and the first quarter of 2001, FrontLine recognized impairment charges to reflect decreased valuations for certain of its investments as a result of unfavorable market conditions and other factors (see Note 4 to the accompanying consolidated financial statements for further discussion). As a result of such impairment charges, along with the recognition of FrontLine's equity in the net losses of certain ownership interests, the carrying value of FrontLine's ownership interests in and advances to unconsolidated companies, at June 30, 2001 was $38.9 million, approximately 3.7% of total assets, thereby mitigating FrontLine's future equity market risk related to these interests.

PART II.     OTHER INFORMATION

Item 1.   Legal Proceedings--None

Item 2.   Changes in Securities and Use of Proceeds--None

Item 3.   Defaults Upon Senior Securities--None

Item 4.   Submission of Matters to a Vote of Securities Holders--

On June 28, 2001, the Company held its annual meeting of stockholders. The matters on which the stockholders voted, in person or by proxy, were (1) the election of three nominees as Class III Directors to serve until the 2004 annual meeting of stockholders, or until their respective successors are duly elected and qualified and (2) to ratify the selection of the independent auditors of the Company. The three nominees were elected and the auditors were ratified. The results of the voting are set forth below:


ELECTION OF DIRECTORS                      VOTES CAST FOR                  VOTES WITHHELD
---------------------                      --------------                  --------------
Sidney Braginsky                             26,730,057                        145,066
Ronald S. Cooper                             26,730,057                        145,066
Douglas A. Sgarro                            26,730,057                        145,066

                                     RATIFICATION OF AUDITORS
----------------------------------------------------------------------------------------------------
          VOTES CAST FOR                 VOTES CAST AGAINST              VOTES CAST AGAINST
          --------------                 ------------------              ------------------
            26,831,521                         22,382                          21,220

Item 5.   Other Information--None

Item 6.   Exhibits and Reports on Form 8-K

(a)      Exhibits

10.1 Certificate of Designations establishing the rights and preferences of Series A Preferred Stock of HQ Global Holdings, Inc.

10.2 Certificate of Designations establishing the rights and preferences of Series B Preferred Stock of HQ Global Holdings, Inc.

10.3 Amended and Restated Credit Agreement, dated May 31, 2000, among HQ Global Holdings, Inc., VANTAS Incorporated, Various Banks, ING Capital (U.S.) LLC, Bankers Trust Company, Citicorp Real Estate, Inc. and BNP Paribas.

10.4 Second Amendment and Waiver, dated as of March 26, 2001, among HQ Global Holdings, Inc., HQ Global Workplaces, Inc., Various Banks, ING Capital (U.S.) LLC, Bankers Trust Company, Citicorp Real Estate, Inc. and BNP Paribas.

10.5 Third Amendment and Agreement, dated as of June 29, 2001, among HQ Global Holdings, Inc., HQ Global Workplaces, Inc., Various Banks, ING Capital (U.S.) LLC, Bankers Trust Company, Citicorp Real Estate, Inc. and BNP Paribas.

10.6 Note and Warrant Purchase Agreement, dated as of August 11, 2000, between HQ Global Workplaces, Inc., HQ Global Holdings, Inc. and Chase Equity Associates, L.P., CT Mezzanine Partners I LLC, ARES Leveraged Investment Fund, L.P., Ares Leveraged Investment Fund II,

         L.P., Highbridge International LLC, Blackstone Mezzanine Partners L.P. and Blackstone Mezzanine Holdings.

10.7 Second Amendment, Agreement and Waiver to Note and Warrant Purchase Agreement, dated as of June 29, 2001, by and among HQ Global Holdings, Inc., HQ Global Workplaces, Inc., J.P. Morgan Partners (BHCA) , L.P. (formerly Chase Equity Associates, L.P.), CT Mezzanine Partners I LLC, Ares Leveraged Investment Fund, L.P., Ares Leveraged Investment Fund II, L.P., Highbridge International LLC, Blackstone Mezzanine Partners L.P. and Blackstone Mezzanine Holdings L.P.

10.8 Letter Amendment, dated as of June 30, 2001, to the Amended and Restated Revolving Line of Credit Agreement, dated September 11, 2000, between the Company and Bankers Trust Company.

(b) During the three months ended June 30, 2001, the Registrant filed the following reports:

On May 11, 2001, the Registrant filed a Current Report on Form 8-K under Item 9 thereof in order to submit supplemental data for the quarter ended March 31, 2001.

On June 28, 2001, the Registrant filed a Current Report on Form 8-K under Item 9 thereof in order to submit supplemental data presented at the Company's Annual Meeting of stockholders.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      FRONTLINE CAPITAL GROUP



                                      By:  \s\ Scott H. Rechler
                                      -----------------------------

                                      Scott H. Rechler, President
                                      and Chief Executive Officer
                                      (Principal Executive Officer)



                                      By:  \s\ James D. Burnham
                                      -------------------------------

                                      James D. Burnham, Chief Financial Officer and Treasurer
                                      (Principal Accounting Officer)

Date:  August 14, 2001