Form 10-Q
period 2001-09-30
FRONTLINE CAPITAL GROUP
filed 2001-11-14
CIK 1052743

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


                For the quarterly period ended September 30, 2001

                         Commission File Number: 0-30162




                             FRONTLINE CAPITAL GROUP
             (Exact name of registrant as specified in its charter)



            Delaware                                  11-3383642
            --------                                  ----------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation of organization)

   405 Lexington Avenue, New York, NY                    10174
   ----------------------------------                    -----
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

THE REGISTRANT HAS ONLY ONE CLASS OF COMMON STOCK, ISSUED AT $.01 PAR VALUE PER SHARE WITH 37,356,942 SHARES OUTSTANDING AS OF NOVEMBER 14, 2001.

                     --------------------------------------

================================================================================

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                                QUARTERLY REPORT
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001



                                TABLE OF CONTENTS

INDEX                                                                                          PAGE
-----------------------------------------------------------------------------------------------------------
PART I.  FINANCIAL INFORMATION                                                                   3
-----------------------------------------------------------------------------------------------------------
Item 1.    Financial Statements


           Consolidated Balance Sheets as of September 30, 2001 (unaudited) and
           December 31, 2000...........................................................          3

           Consolidated Statements of Operations for the three and six months ended
           September 30, 2001 and 2000 (unaudited).....................................          4

           Consolidated Statements of Cash Flows for the nine months ended September
           30, 2001 and 2000 (unaudited)...............................................          5


           Notes to the Consolidated Financial Statements (unaudited)..................          6


Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations..................................................................         27

Item 3.    Quantitative and Qualitative Disclosures about Market Risk..................         41


-----------------------------------------------------------------------------------------------------------
PART II.  OTHER INFORMATION
-----------------------------------------------------------------------------------------------------------

Item 1.    Legal Proceedings...........................................................         43
Item 2.    Changes in Securities and Use of Proceeds...................................         43
Item 3.    Defaults Upon Senior Securities.............................................         43
Item 4.    Submission of Matters to a Vote of Securities Holders.......................         44
Item 5.    Other Information...........................................................         44
Item 6.    Exhibits and Reports on Form 8-K............................................         44


----------------------------------------------------------------------------------------------------------
SIGNATURES                                                                                      45
----------------------------------------------------------------------------------------------------------

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                      SEPTEMBER 30,     DECEMBER 31,
                                                                                         2001               2000
                                                                                      ---------------  ---------------
ASSETS:                                                                                (UNAUDITED)
Current Assets:
     Cash and cash equivalents..................................................          $10,815          $23,105
     Restricted cash............................................................            1,835            6,625
     Accounts receivable, net of allowance for doubtful accounts of
       $1,944 at September 30, 2001 and $3,393 at December 31, 2000.............           18,844           38,791
     Other current assets.......................................................           13,773           35,092
                                                                                  ---------------  ---------------
         Total Current Assets...................................................           45,267          103,613
Ownership interests in and advances to unconsolidated companies.................           14,683           39,845
Intangible assets, net..........................................................          352,216          667,936
Property and equipment, net.....................................................          230,367          221,677
Deferred financing costs, net...................................................           42,311           48,875
Investments in joint ventures...................................................           30,554           30,531
Other assets, net...............................................................            8,624           19,883
                                                                                   ---------------  ---------------
         Total Assets...........................................................         $724,022       $1,132,360
                                                                                   ===============  ===============
LIABILITIES AND SHAREHOLDERS' (DEFICIENCY) EQUITY:
Current Liabilities:
     Accounts payable and accrued expenses......................................          $64,494          $67,412
     Credit facilities with related parties.....................................          142,061               --
     Current portion of senior secured debt.....................................          207,723           32,999
     Notes payable..............................................................          150,000           25,000
     Deferred rent payable......................................................            4,208            2,852
     Other current liabilities..................................................           31,153            2,558
                                                                                   ---------------  ---------------
         Total Current Liabilities..............................................          599,639          130,821
Credit facilities with related parties..........................................               --          135,523
Senior secured debt.............................................................               --          179,926
Subordinated notes payable......................................................               --          125,000
Deferred rent payable...........................................................           51,409           38,562
Other liabilities...............................................................           62,330           82,305
                                                                                   ---------------  ---------------
         Total Liabilities......................................................          713,378          692,137
                                                                                   ---------------  ---------------
Minority interest...............................................................          191,416          305,577
Redeemable convertible preferred stock (aggregate liquidation preference
      $25,000 at September 30, 2001 and $15,000 at December 31, 2000)...........           24,957           13,940
Commitments and contingencies...................................................               --               --
Shareholders' (Deficiency) Equity:
     8.875% convertible cumulative preferred stock, $.01 par value, 25,000,000
       shares authorized, 26,000 issued and outstanding........................                --               --
     Common stock, $.01 par value, 100,000,000 shares authorized,
       37,396,942 and 36,625,847 shares issued and outstanding at
       September 30, 2001 and December 31, 2000, respectively..................               374              366
     Additional paid-in capital.................................................          401,507          400,916
     Accumulated deficit........................................................         (606,874)        (281,030)
     Accumulated other comprehensive income.....................................             (736)             454
                                                                                   ---------------  ---------------
         Total Shareholders' (Deficiency) Equity................................         (205,729)         120,706
                                                                                   ---------------  ---------------
         Total Liabilities and Shareholders' (Deficiency) Equity................         $724,022       $1,132,360
                                                                                   ===============  ===============

          See accompanying notes to consolidated financial statements.

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                   (UNAUDITED)

                                                             THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                SEPTEMBER  30,                     SEPTEMBER 30,
                                                       -------------------------------     ---------------------------
                                                           2001              2000             2001           2000
                                                           ----              ----             ----           ----
HQ Operating Revenues:
   Workstation revenue.................                       $79,883          $98,807       $ 267,440        $195,668
   Support services....................                        39,667           61,467         140,565         125,893
                                                       --------------    -------------     -----------     ------------
     Total HQ Operating Revenues   .......                    119,550          160,274         408,005         321,561
                                                       --------------    -------------     -----------     ------------
HQ Operating Expenses:
   Rent................................                        61,042           57,580         180,122         120,692
   Support services....................                        14,591           18,290          48,267          37,490
   Center general and administrative.............              28,717           30,797          93,478          66,934
   General and administrative.........                         15,800           18,712          52,267          36,511
                                                       --------------    -------------     -----------     ------------

     Total HQ Operating Expenses                              120,150          125,379         374,134         261,627
                                                       --------------    -------------     -----------     ------------
     HQ Operating (Loss) Income........................          (600)          34,895          33,871          59,934
HQ Other Expenses:
   Impairment of Intangible Assets.....................      (294,073)              --        (294,073)             --
   Depreciation and amortization.......................       (20,469)         (18,488)        (59,904)        (34,513)
   Restructuring costs.................................            --               --         (11,325)             --
   Interest expense, net...............................       (12,177)         (13,633)        (37,504)        (23,821)
   Merger and integration costs........................            --           (1,707)             --         (21,148)
                                                       --------------    -------------     -----------     ------------
     HQ (Loss) Income..................................      (327,319)           1,067        (368,935)        (19,548)
Parent Expenses:
   General and administrative expenses.................          (684)          (4,598)         (3,291)        (15,568)
   Amortization of deferred charges....................            --           (5,817)         (2,274)        (11,347)
   Restructuring costs.................................        (3,903)              --         (11,111)             --
   Interest expense, net...............................        (5,739)          (4,014)        (16,544)        (14,023)
   Depreciation and amortization.......................            --             (544)             --            (943)
    Development stage company costs....................            --           (3,579)             --          (7,285)
                                                       --------------    -------------     -----------     ------------
     Loss before income taxes, minority
       interest and equity in net loss and
       impairment of unconsolidated companies..........      (337,645)         (17,485)       (402,155)        (68,714)
Provision for income taxes.............................          (244)          (2,054)         (2,627)         (2,571)
Minority interest......................................       105,364           (4,416)        114,343          (3,318)
Equity in net loss and impairment of
   unconsolidated companies............................       (24,031)         (31,106)        (35,405)        (83,853)
                                                       --------------    -------------     -----------     ------------
     Loss before extraordinary item from
       early extinguishment of debt....................      (256,556)         (55,061)       (325,844)       (158,456)
Extraordinary item from early
   extinguishments of debt.............................            --               --              --          (2,648)
                                                       --------------    -------------     -----------     ------------
     Net loss..........................................      (256,556)         (55,061)       (325,844)       (161,104)

Dividends on and accretion of preferred
   stock...............................................          (939)            (576)         (4,868)          (1,499)
                                                       --------------    -------------     -----------     ------------
     Net loss applicable to common
       Shareholders...................................      $(257,495)        $(55,637)      $(330,712)       $(162,603)
                                                       ==============    =============     ===========     ============
Basic and diluted net loss per weighted
   average common share................................        $(6.93)          $(1.52)         $(8.96)          $(4.74)
                                                       ==============    =============     ===========     ============
Basic and diluted weighted average
   common shares outstanding.................              37,180,073       36,574,462      36,895,038       34,295,488
                                                       ==============    =============     ===========     ============

          See accompanying notes to consolidated financial statements.

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                           NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                     -------------------------------
                                                                                         2001              2000
                                                                                         ----              ----
Cash Flows from Operating Activities:
   Net loss.....................................................................       $ (325,844)        $(161,104)
   Adjustments to reconcile net loss to cash used in operating activities:
       Depreciation and amortization............................................           59,904            35,456
       Impairment of Intangible Assets .........................................          294,073                --
       Amortization of deferred financing costs.................................            5,274             3,788
       Extraordinary loss on early extinguishments of debt......................               --             2,648
       Equity in net loss and impairment of unconsolidated companies............           35,405            83,853
       Minority interest........................................................         (114,343)            3,318
       Stock and related compensation ..........................................            2,737            11,347
       Non-cash restructuring costs.............................................            2,134                --
       Cumulative translation adjustment........................................           (1,213)           (1,013)
       Changes in operating assets and liabilities:
         Accounts receivable, net...............................................           19,947            (9,553)
         Acquisition costs and other assets.....................................            8,161             2,790
         Deferred rent payable..................................................            5,715             6,105
         Accounts payable and accrued expenses..................................           (6,746)          (31,182)
         Other liabilities......................................................           11,911            12,980
                                                                                     -------------     -------------
           Net cash used in operating activities................................           (2,885)          (40,567)
                                                                                     -------------     -------------
Cash Flows from Investing Activities:
   Acquisitions of officing solutions centers, net of cash proceeds.............               --          (326,809)
   Equipment  ..................................................................          (32,905)          (34,686)
   Restricted cash..............................................................            4,790            23,322
   Proceeds from sale of short-term investments.................................           20,918                --
   Acquisition of ownership interests and advances to unconsolidated companies.           (10,125)          (69,951)
                                                                                     -------------     -------------
           Net cash used in investing activities................................          (17,322)         (408,124)
                                                                                     -------------     -------------
Cash Flows from Financing Activities:
   Issuance of common stock and warrants, net of costs..........................               --           156,855
   Issuance of preferred stock and redeemable preferred stock, net of costs.....           10,000            24,570
   Deferred financing costs.....................................................               --           (26,893)
   Net change in credit facilities with related parties.........................            6,538            10,531
   Capital leases...............................................................           (1,017)           (2,300)
   Net repayments of secured credit facility and notes payable..................           (5,202)           62,425
   Net proceeds from minority interest..........................................           (2,828)          226,958
   Other, net ..................................................................              426             1,115
                                                                                      -------------    -------------
           Net cash provided by financing activities............................            7,917           453,261
                                                                                      -------------    -------------
Cash and Cash Equivalents:
   Net (decrease) increase......................................................          (12,290)            4,570
   Beginning of period..........................................................           23,105            32,740
                                                                                      -------------     ------------
   End of period................................................................          $10,815           $37,310
                                                                                      =============     ============

          See accompanying notes to consolidated financial statements.

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


1.       DESCRIPTION OF THE COMPANY


FrontLine Capital Group ("FrontLine" or the "Company") is a holding company, with two distinct operating segments: one holds FrontLine's interest in HQ Global Workplaces, Inc., a leader in the officing solutions market (see Note 3 for further discussion), and its predecessor companies ("HQ" or the "HQ Global Segment"), and the other consists of FrontLine (parent company) ("FrontLine Parent") and its interests in a group of companies (the "Parent and Other Interests Segment") that provide a range of services. In October 2000, FrontLine announced that it would focus its resources and capital on the businesses within its existing portfolio and cease pursuing new investment activities.


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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (substantially consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


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

PROPERTY AND EQUIPMENT

Property and equipment consists primarily of property and equipment owned by HQ, and is stated at cost less accumulated depreciation and amortization. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets which range from three to seven years. Leasehold improvements are amortized over the lesser of the term of the related lease or the estimated useful lives of the assets. As of September 30, 2001 and December 31, 2000, the related accumulated depreciation and amortization was $74.8 million and $43.0 million, respectively.

INTANGIBLE ASSETS

Intangible assets consist primarily of goodwill representing the excess of the purchase price over the net assets acquired of VANTAS Incorporated ("VANTAS") and HQ. In connection with the merger of HQ and VANTAS (see Note 3), the Company reassessed the estimated life of goodwill resulting from the merger. As a result, the amortization period for goodwill was reduced from 30 to 20 years. As of September 30, 2001 and December 31, 2000, the related accumulated amortization was $57.0 million and $35.4 million, respectively. During the three months ended September 30, 2001, the Company recorded a $294.1 million impairment as a result of its review of the carrying value of its intangible assets (see Note 3 for further discussion).

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

IMPAIRMENTS

Ownership Interests and Advances to Unconsolidated Companies

The Company continually evaluates the carrying value of its ownership interests in and advances to each of its investments in unconsolidated companies for possible impairment based on achievement of business plan objectives and milestones, the value of each ownership interest in the unconsolidated company relative to carrying value, the financial condition and prospects of the company and other relevant factors. The fair value of the Company's ownership interests in and advances to privately held companies is generally determined based on the value at which independent third parties have invested or have committed to invest in the companies. The Company recorded a $25.7 million charge in the fourth quarter of the year ended December 31, 2000 to recognize impairment charges to reduce the carrying value of its investments in certain unconsolidated companies. In recognition of continuing difficult capital market conditions and operating performance of these ownership interests, the Company recorded an additional $9.4 million charge during the three months ended March 31, 2001 and a $22.5 million charge for the three months ended September 30, 2001, to recognize further impairment charges related to such investments. Of the $22.5 million recorded at September 30, 2001, $20.0 million relates to Reckson Strategic Venture Partners, LLC ("Reckson Strategic" - see Note 4 for further discussion). These 2001 charges are included in "Equity in net loss and impairment of unconsolidated companies" in the accompanying Consolidated Statement of Operations.

Long-Lived Assets

The Company reviews long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to projected future undiscounted cash flows expected to be generated by the asset or business center. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Management believes that, at September 30, 2001, an impairment of long-lived assets has occurred during the three-month period then ended, however no reduction of the related estimated useful lives is warranted (see Note 3 for further discussion). The assessment of the recoverability of long-lived assets will continue to be impacted if estimated future operating cash flows are not achieved. Assets to be disposed of are reported at the lower of the carrying amount or estimated fair value less costs to sell.

NEW PRONOUNCEMENTS

In July 2001, the FASB issued Statement No. 141, "Business Combinations", ("SFAS 141") and Statement No. 142 "Goodwill and other Intangible Assets", ("SFAS 142"). SFAS 141 requires the purchase method to be used for business combinations initiated after June 30, 2001. As the Company has never engaged in a pooling acquisition transaction, the Company does not anticipate that SFAS 141 will have a significant impact on its current or future operations or financial results. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead reviewed for impairment, the statement is required to be adopted in January 2002. The Company has not yet completed its evaluation of the potential impact of SFAS 142, however, the Company has evaluated impairment on intangible assets based on FASB Statement 121 "Accounting for Impairment of Long-Lived Assets", see Note 3 for further detail.

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

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

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

INCOME TAXES

The Company accounts for income taxes under the liability method which requires recognition of deferred tax assets and liabilities based upon the expected future tax consequences of events included in the Company's financial statements and tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. The Company recognized current state and foreign income tax provisions for the three and nine-month periods ended September 30, 2001 of $0.2 million and $2.6 million, respectively, and of $2.1 million and $2.6 million for the three and nine-month periods ended September 30, 2000, respectively.

Additionally, deferred tax assets are recognized for temporary differences that will result in deductible amounts in future years. A valuation allowance is recognized if it is more likely than not that some portion of the deferred asset will not be realized. As of September 30, 2001, the Company's deferred tax assets have been fully reserved because of the uncertainty of the timing and amount of future taxable income.

COMPREHENSIVE LOSS

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions, events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. During the three months ended September 30, 2001, the difference between net loss of $256,556,000 and total comprehensive loss of $253,628,000 was due to $2,471,000 of unrealized gains arising from foreign currency translation and $457,000 of unrealized gains on "available-for-sale" marketable securities. During the nine months ended September 30, 2001, the difference between net loss of $325,844,000 and comprehensive loss of $326,015,000 was due to $540,000 of unrealized losses arising from foreign currency translation and $369,000 of unrealized gains on "available-for-sale" marketable securities.

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

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

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

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company adopted the provisions of SFAS No. 133 ("SFAS 133") "Accounting for Derivatives and Hedging Activities," as amended, effective January 1, 2001. SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. HQ enters into contracts that establish a cap and a floor interest rate on notional amounts to hedge the interest rate risk on its floating-rate debt. The Company's policy is that it will not speculate in hedging activities. The adoption of SFAS 133 resulted in an additional interest expense of $1.4 million and $3.8 million being recognized in the three and nine-month periods ended September 30, 2001.

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


3.       INTEREST IN HQ GLOBAL AND PREDECESSOR ENTITIES

OVERVIEW

HQ is a leader in the officing solutions market. HQ provides a complete outsourced office solution through furnished and equipped individual offices and multi-office suites available on short notice with flexible contracts. HQ also provides business support and information services, including telecommunications; broadband Internet access; mail room and reception services; high-speed copying, faxing and printing services; secretarial, desktop publishing and IT support services and various size conference facilities, with multi-media presentation and, in certain cases, video teleconferencing

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

capabilities. HQ also provides similar services for those businesses and individuals that do not require offices on a full-time basis. As of September 30, 2001, HQ owned, operated, or franchised 465 business centers in 19 countries. This included 11 business centers open for nine months or less. Also included are 6 business centers managed by HQ for unrelated third parties and 9 international joint-venture business centers, through its European subsidiary and 1 domestic joint-venture business center. HQ's wholly-owned subsidiary is also the franchisor of 46 domestic and 30 international business centers for unrelated franchisees. Due to the changing economic conditions, HQ has decided to consolidate trade areas and reduce centers in certain markets (the "HQ Restructuring"). The costs associated with closing 17 identified centers were accrued at June 30, 2001, although the actual closures did not take place until subsequent to September 30, 2001. Based on the trend of operating losses as well as the Company's inability to remain in compliance with its debt arrangements, the Company determined that the value of HQ's intangible assets was impaired. Therefore, the Company in the third quarter of 2001 recognized an impairment loss of approximately $294.1 million equal to the amount by which the carrying amount of the intangible assets exceeds their estimated fair value.

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

The costs of the HQ Merger have been allocated to the respective assets acquired and liabilities assumed, with the remainder recorded as goodwill, based on estimates of fair values as follows (in thousands):

     Working capital...........................................      $7,840
     Property and equipment....................................     107,047
     Goodwill..................................................     407,441
     Favorable acquired business center operating leases.......      25,690
     Other assets..............................................      32,504
     Other liabilities.........................................     (45,080)
     Notes payable.............................................    (138,693)
                                                                -----------
        Total..................................................    $396,749
                                                                ===========

The estimates of fair value were determined by HQ Global's management based on information provided by the management of the acquired entities. The above purchase price allocation has been revised from the original allocation as estimated amounts have been finalized.

The unaudited pro forma financial information set forth below is based upon the historical statements of operations of FrontLine for the nine months ended September 30, 2000, adjusted to give effect to the HQ Merger as of the beginning of such period. The pro forma financial information is presented for informational

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


purposes only and may not be indicative of what actual results of operations would have been had the HQ Merger occurred as presented, nor does it purport to represent the results of operations for future periods (in thousands, except per share amounts).

        Revenues.............................................     $449,890
        Net loss.............................................     (153,958)
        Net loss applicable to common shareholders...........     (155,457)
        Basic and diluted net loss per common share..........       $(4.21)

OWNERSHIP BY FRONTLINE

To facilitate HQ Global obtaining amendments to certain debt covenants, on June 29, 2001, FrontLine invested an additional $15 million into HQ Global via the acquisition of a new subordinated series of preferred stock and common stock warrants.

As of September 30, 2001, FrontLine's ownership interest was approximately 57% on a basic basis. Although FrontLine's percentage ownership may vary depending on the actual preferred stock conversion price, on a fully-diluted basis, assuming the outstanding preferred stock converted at the HQ Merger conversion price, and assuming that certain warrants to purchase HQ Global stock become exercisable (which would occur if a qualified initial offering of HQ is not consummated by March 1, 2002), FrontLine would own approximately 38% of the common stock of HQ Global.

FrontLine holds an option it purchased in January 1999 to acquire another HQ Global shareholder's 3.1% basic interest for $4.1 million in cash at any time between July 8, 2001 and January 7, 2002. In addition, the HQ Global shareholder has a put option ("Put Option") to require the Company to purchase all of its interest any time between January 8, 2002 and January 8, 2005, at the then determined fair value of the interest.

In connection with the acquisition of Old HQ, FrontLine granted a put right ("Put Right") to the primary selling shareholder of Old HQ, for the shares of HQ Global that this shareholder owned immediately after the HQ Merger (21.0% and 13.3% of HQ Global on a basic and fully diluted basis, respectively). This Put Right provides that up to 50% of this ownership interest may be put to FrontLine in December 2001 and any remainder of this ownership interest may be put to FrontLine in July 2002. The Put Right is payable by the Company in cash, an interest free note due on July 31, 2002, or FrontLine common stock (valued at the time of the closing of the Put Right) at the Company's option. The HQ shares would be valued at their fair market value at the time of the exercise of the Put Right based upon a valuation determined by independent investment banks. The Put Right provides that the Company may satisfy its obligations thereunder through the issuance of FrontLine common stock if the common stock continues to be listed on the NASDAQ stock market in connection with certain other transactions between such shareholder, or other national securities exchange. The Company is in negotiations to have the Put Rights waived. However, no assurances can be given that the Put Rights will be waived.


FINANCIAL STATEMENTS

The following statements present the portion of the Company's financial position, results of operations and cash flows represented by HQ Global and predecessor entities as of and for the periods indicated.

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

                       HQ GLOBAL AND PREDECESSOR ENTITIES
                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                    SEPTEMBER 30,     DECEMBER 31,
                                                                                         2001             2000
                                                                                    --------------  ---------------
ASSETS:
Current Assets:
     Cash and cash equivalents..................................................         $  6,138       $   16,182
     Restricted cash............................................................            1,835            6,625
     Accounts receivable, net of allowance for doubtful accounts of
       $1,944 at September 30, 2001 and $3,393 at December 31, 2000.............           18,844           38,791
     Other current assets.......................................................           12,400           13,164
                                                                                   --------------   --------------
         Total Current Assets...................................................           39,217           74,762
Intangible assets, net..........................................................          352,216          667,936
Property and equipment, net.....................................................          230,367          221,677
Deferred financing costs, net...................................................           42,138           48,246
Investments in joint ventures...................................................           30,554           30,531
Other assets, net...............................................................            7,792           10,347
                                                                                   --------------   --------------
         Total Assets...........................................................         $702,284       $1,053,499
                                                                                   ==============   ==============
LIABILITIES AND NET BUSINESS UNIT EQUITY:
Current Liabilities:
     Accounts payable and accrued expenses......................................         $ 58,986       $   58,166
     Subordinated notes payable.................................................          125,000               --
     Current portion of senior secured debt.....................................          207,723           32,999
     Deferred rent payable......................................................            4,208            2,852
     Other current liabilities..................................................            1,889            2,558
                                                                                   --------------   --------------
         Total Current Liabilities..............................................          397,806           96,575
Senior secured debt.............................................................               --          179,926
Subordinated notes payable......................................................               --          125,000
Deferred rent payable...........................................................           51,409           38,562
Other liabilities...............................................................           62,330           68,406
                                                                                   --------------   --------------
         Total Liabilities......................................................          511,545          508,469
Minority interest...............................................................          191,416          305,577
Cumulative translation adjustment...............................................             (677)            (137)
Net business unit equity........................................................               --          239,590
                                                                                   --------------   --------------
         Total Liabilities and Net Business Unit Equity.........................         $702,284       $1,053,499
                                                                                   ==============   ==============

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


                       HQ GLOBAL AND PREDECESSOR ENTITIES
                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                     THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                       SEPTEMBER 30,                          SEPTEMBER 30,
                                                ------------------------------       ------------------------------
                                                     2001             2000                2001             2000
                                                     ----             ----                ----             ----
 HQ Operating Revenues:
    Workstation revenue.......................       $79,883          $98,807            $267,440         $195,668
    Support services..........................        39,667           61,467             140,565          125,893
                                                -------------    -------------       -------------    -------------
     Total HQ Operating Revenues.............        119,550          160,274             408,005          321,561
                                                -------------    -------------       -------------    -------------
HQ Operating Expenses:
   Rent......................................         61,042           57,580             180,122          120,692
   Support services..........................         14,591           18,290              48,267           37,490
   Center general and administrative.........         28,717           30,797              93,478           66,934
   General and administrative................         15,800           18,712              52,267           36,511
                                                -------------    -------------       -------------    -------------
     Total HQ Operating Expenses.............        120,150          125,379             374,134          261,627
                                                -------------    -------------       -------------    -------------
     HQ Operating (Loss) Income..............           (600)          34,895              33,871           59,934
HQ Other Expenses:
   Impairment of intangible assets...........       (294,073)              --            (294,073)              --
   Depreciation and amortization.............        (20,469)         (18,488)            (59,904)         (34,513)
   Restructuring costs.......................             --               --             (11,325)              --
   Interest expense, net.....................        (12,177)         (13,633)            (37,504)         (23,821)
   Merger and integration costs..............             --           (1,707)                 --          (21,148)
                                                -------------    -------------       -------------    -------------
     Loss before income taxes and
       minority interest.....................       (327,319)           1,067            (368,935)         (19,548)
Provision for income taxes...................           (244)          (2,054)             (2,627)          (2,571)
Minority interest............................        105,364           (4,416)            114,343           (3,318)
                                                -------------    -------------       -------------    -------------
     Net loss attributable to HQ............       $(222,199)         $(5,403)          $(257,219)        $(25,437)
                                                =============    =============       =============    =============
Basic and diluted net loss attributable to
   HQ per weighted average common
   share.....................................         $(5.98)          $(0.15)             $(6.97)          $(0.74)
                                                =============    =============       =============    =============
Basic and diluted weighted average
   common shares of FrontLine
   outstanding...............................     37,180,073       36,574,462          36,895,038       34,295,488
                                                =============    =============       =============    =============

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


                            HQ GLOBAL AND PREDECESSOR
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                        NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                  --------------------------------
                                                                                      2001                 2000
                                                                                      ----                 ----
Cash Flows from Operating Activities:
   Net loss attributable to HQ..............................................        $(257,219)          $(25,437)
   Adjustments to reconcile net loss attributable to HQ to cash provided by
     (used in) operating activities:
       Depreciation and amortization..........................................         59,904             34,513
       Impairment of Intangible Assets........................................        294,073                 --
       Amortization of deferred financing costs...............................          4,517              2,238
       Minority interest......................................................       (114,343)             3,318
       Stock and related compensation.........................................            (77)                --
       Cumulative translation adjustment......................................         (1,213)            (1,013)
       Changes in operating assets and liabilities:
        Accounts receivable, net.............................................          19,947             (9,553)
         Acquisition costs and other assets...................................          3,448             (6,898)
         Deferred rent payable................................................          5,715              6,105
         Accounts payable and accrued expenses................................            820            (29,081)
         Other liabilities....................................................         (3,454)             7,217
                                                                                  -------------    --------------
           Net cash provided by (used in) operating activities................         12,118            (18,591)
                                                                                  -------------    --------------
Cash Flows from Investing Activities:
   Acquisitions of officing solutions centers, net of cash proceeds...........             --           (260,047)
   Equipment  ................................................................        (32,905)           (31,771)
   Restricted cash............................................................          4,790             23,322
                                                                                  -------------    --------------
           Net cash used in investing activities..............................        (28,115)          (268,496)
                                                                                  -------------    --------------
Cash Flows from Financing Activities:
   Net proceeds from Parent...................................................         15,000             18,424
   Deferred financing costs...................................................             --            (25,736)
   Net proceeds from notes payable............................................         (5,202)            81,832
   Capital leases.............................................................         (1,017)            (2,300)
   Net proceeds from minority interest........................................         (2,828)           226,958
                                                                                  -------------    --------------
           Net cash provided by financing activities..........................          5,953            299,178
                                                                                  -------------    --------------
Cash and Cash Equivalents:
   Net (decrease) increase....................................................        (10,044)            12,091
   Beginning of period........................................................         16,182              3,807
                                                                                  -------------    --------------
   End of period..............................................................         $6,138            $15,898
                                                                                  =============    ==============

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


4.       OTHER OWNERSHIP INTERESTS

The Company's ownership interests in its investees are classified according to the applicable accounting method utilized at September 30, 2001 and December 31, 2000. The carrying value of equity method investments represents the Company's acquisition costs less any impairment charges and the Company's share of such investees' losses. The carrying value of cost method investments represents the Company's acquisition costs less any impairment charges in such investees. The Company's ownership interests in and advances to investees accounted for under the equity method or cost method of accounting are as follows (in thousands):

                                                        SEPTEMBER 30, 2001                 DECEMBER 31, 2000
                                                  --------------------------------   ------------------------------
                                                  CARRYING VALUE       COST BASIS    CARRYING VALUE     COST BASIS
                                                  --------------      ------------   --------------    ------------
Equity Method...............................           $14,683          $158,671          $32,969          $156,104
Cost Method.................................                --            18,075            6,876            17,700
                                                  -------------                      -------------
                                                       $14,683                            $39,845
                                                  =============                      =============

The following details the Company's equity in net loss and impairment of unconsolidated companies (in thousands):

                                                        THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                          SEPTEMBER 30,                       SEPTEMBER 30,
                                                  -------------------------------    -------------------------------
                                                      2001             2000              2001             2000
                                                      ----             ----              ----             ----
Reckson Strategic Venture Partners, LLC.....            $(1,542)          $(1,095)         $(3,899)          $(2,353)
Other unconsolidated companies..............                 --           (30,011)              --           (81,500)
Aggregate impairment charges................            (22,489)               --          (31,972)               --
Gain on sale of Intuit, Inc. stock .........                 --                --              466                --
                                                  -------------    --------------    -------------    --------------
   Equity in net loss and impairment of
     unconsolidated companies...............           $(24,031)         $(31,106)        $(35,405)         $(83,853)
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

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

Through RSVP Holdings, LLC ("Holdings"), the Company is a managing member and 100% owner of the common equity of Reckson Strategic. New World Realty, LLC, an entity owned by two individuals (the "RSVP Managing Directors") retained by Holdings, acts as a managing member of Holdings, and has a carried interest which provides for the RSVP Managing Directors to receive a share in the profits of Reckson Strategic after the Company, UBS Real Estate Securities, Inc. ("UBS Real Estate"), formerly Paine Webber Real Estate Securities, Inc., and Stratum Realty Fund, L.P. ("Stratum") have received certain minimum returns and a return of capital. UBS Real Estate and Stratum are non-managing members and preferred equity owners who have committed $150 million and $50 million, respectively, in capital and share in profits and losses of Reckson Strategic with the Company, subject to a maximum internal rate of return of 16% of invested capital. The carrying values, net of any reserves of the Company's investment in Reckson Strategic, which is accounted for under the equity method, were $14.7 million and $29.0 million as of September 30, 2001 and December 31, 2000, respectively.

During the three months ended September 30, 2001, the Company recognized a $20.0 million valuation impairment based on its assessment of value, recoverability and probability that this investment would not ultimately be realized at its otherwise carrying value.

SALE OF INTUIT

During the three months ended March 31, 2001, the Company sold all 532,955 shares of Intuit not held in escrow at a realized gain of $0.5 million.


FINANCIAL STATEMENTS

The following statements present the portion of the Company's financial position, results of operations and cash flows represented by FrontLine Parent and other interests as of and for the periods indicated.

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


                      FRONTLINE PARENT AND OTHER INTERESTS
                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                    SEPTEMBER 30,      DECEMBER 31,
                                                                                         2001              2000
                                                                                   ---------------    ---------------
ASSETS:
Current Assets:
     Cash and cash equivalents..................................................           $4,677           $6,923
     Other current assets.......................................................            1,373           21,928
                                                                                    ---------------  ---------------
          Total Current Assets...................................................           6,050           28,851
Ownership interests in and advances to unconsolidated companies.................           14,683           39,845
Ownership interests in HQ and predecessor entities..............................               --          239,590
Deferred financing costs, net...................................................              173              629
Other assets, net...............................................................              832            9,536
                                                                                   ---------------  ---------------
         Total Assets...........................................................          $21,738         $318,451
                                                                                   ===============  ===============
LIABILITIES AND SHAREHOLDERS' (DEFICIENCY) EQUITY:
Current Liabilities:
     Accounts payable and accrued expenses......................................           $5,508           $9,246
     Credit facilities with related parties.....................................          142,061               --
     Notes payable..............................................................           25,000           25,000
     Other liabilities..........................................................           29,264               --
                                                                                   ---------------   ---------------
          Total Current Liabilities..............................................         201,833           34,246
Credit facilities with related parties..........................................               --          135,523
Other liabilities...............................................................               --           13,899
                                                                                    ---------------  ---------------
          Total Liabilities.....................................................          201,833          183,668
                                                                                    ---------------  ---------------
Redeemable convertible preferred stock..........................................           24,957           13,940
Shareholders' (Deficiency) Equity:
     8.875% convertible cumulative preferred stock, $.01 par value,
       25,000,000 shares authorized, 26,000 issued and outstanding.............                --               --
     Common stock, $.01 par value, 100,000,000 shares authorized,
       37,396,942 and 36,625,847 shares issued and outstanding at
       September 30, 2001 and December 31, 2000, respectively..................               374               366
     Additional paid-in capital.................................................          401,507           400,916
     Accumulated deficit........................................................         (606,874)         (281,030)
     Unrealized gain (loss) on marketable equity securities.....................              (59)              591
                                                                                    ---------------  ---------------
          Total Shareholders' (Deficiency) Equity................................        (205,052)          120,843
                                                                                    ---------------  ---------------
          Total Liabilities and Shareholders' (Deficiency) Equity................         $21,738          $318,451
                                                                                    ===============  ===============

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


                      FRONTLINE PARENT AND OTHER INTERESTS
                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                            THREE MONTHS ENDED                NINE MONTHS ENDED
                                                               SEPTEMBER 30,                    SEPTEMBER 30,
                                                       ------------------------------    -----------------------------
                                                           2001             2000             2001            2000
                                                           ----             ----             ----            ----
Parent Expenses:
   General and administrative expenses..............         $(684)         $(4,598)          $(3,291)       $(15,568)
   Amortization of deferred charges.................            --           (5,817)           (2,274)        (11,347)
   Restructuring costs..............................        (3,903)              --           (11,111)             --
   Interest expense, net............................        (5,739)          (4,014)          (16,544)        (14,023)
   Depreciation and amortization....................            --             (544)               --            (943)
   Development stage company costs..................            --           (3,579)               --          (7,285)
                                                       -------------    -------------    -------------    ------------
     Loss before equity in net loss and
       impairment of unconsolidated companies.......       (10,326)         (18,552)          (33,220)        (49,166)
Equity in net loss and impairment of
   unconsolidated companies.........................       (24,031)         (31,106)          (35,405)        (83,853)
                                                       -------------    -------------    -------------    ------------
     Loss before extraordinary item from early
       extinguishment of debt......................        (34,357)         (49,658)          (68,625)       (133,019)
Extraordinary item from early extinguishment
    of debt.........................................            --               --                --          (2,648)
                                                      -------------    -------------    -------------    ------------
     Net loss ......................................       (34,357)         (49,658)          (68,625)       (135,667)
Dividends on and accretion of preferred stock.......          (939)            (576)           (4,868)         (1,499)
                                                       -------------    -------------    -------------    ------------
     Net loss applicable to common shareholders
        attributable to  Parent and Other Interests       $(35,296)        $(50,234)         $(73,493)      $(137,166)
                                                       =============    =============    =============    ============
Basic and diluted net loss attributable to Parent
   and Other Interests per weighted average
   common share.....................................        $(0.95)          $(1.37)           $(1.99)         $(4.00)
                                                       =============    =============    =============    ============
Basic and diluted weighted average common
   shares of FrontLine outstanding..................    37,180,073       36,574,462        36,895,038      34,295,488
                                                       =============    =============    =============    ============

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


                      FRONTLINE PARENT AND OTHER INTERESTS
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                           NINE MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                                     -------------------------------
                                                                                         2001              2000
                                                                                         ----              ----
Cash Flows from Operating Activities:
   Net loss.....................................................................         $(68,625)        $(135,667)
   Adjustments to reconcile net loss to cash used in operating activities:
       Depreciation and amortization............................................               --               943
       Amortization of deferred financing costs.................................              757             1,550
       Extraordinary loss on early extinguishment of debt.......................               --             2,648
       Equity in net loss of unconsolidated companies...........................           35,405            83,853
       Stock and related compensation...........................................            2,814            11,347
       Non-cash restructuring costs.............................................            2,134                --
       Changes in operating assets and liabilities:
         Acquisition costs and other assets.....................................            4,713             9,688
         Accounts payable and accrued expenses..................................           (7,566)           (2,101)
         Other liabilities......................................................           15,365             5,763
                                                                                     -------------     -------------
           Net cash used in operating activities................................          (15,003)          (21,976)
                                                                                     -------------     -------------
Cash Flows from Investing Activities:
   Acquisitions of officing solutions centers...................................          (15,000)          (85,186)
   Equipment  ..................................................................               --            (2,915)
   Proceeds from sale of short-term investments.................................           20,918                --
   Acquisition of ownership interests and advances to unconsolidated companies..          (10,125)          (69,951)
                                                                                     -------------     -------------
           Net cash used in investing activities................................           (4,207)         (158,052)
                                                                                     -------------     -------------
Cash Flows from Financing Activities:
   Issuance of common stock and warrants, net of costs..........................               --           156,855
   Issuance of preferred and redeemable preferred stock, net of costs...........           10,000            24,570
   Deferred financing costs.....................................................               --            (1,157)
   Net proceeds from credit facilities with related parties.....................            6,538            10,531
   Net proceeds from notes payable..............................................               --           (19,407)
   Other, net...................................................................              426             1,115
                                                                                    -------------     -------------
           Net cash provided by financing activities............................           16,964           172,507
                                                                                     -------------     -------------
Cash and Cash Equivalents:
   Net decrease.................................................................           (2,246)           (7,521)
   Beginning of period..........................................................            6,923            28,933
                                                                                     -------------     -------------
   End of period................................................................           $4,677           $21,412
                                                                                     =============     =============

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

5.       NOTES PAYABLE

HQ CREDIT FACILITY


HQ has a credit facility (the "HQ Credit Facility") with certain lending institutions, which, as amended and restated as of June 29, 2001, provides for borrowings of up to $219.4 million under four term loans (the "Term Loans") and for borrowings or letters of credit of up to an additional $55.6 million under two revolving loan commitments (the "Revolver Loans"). Availabilities under the Revolver Loans are formula-based. As of September 30, 2001, there were $188.7 million in outstanding borrowings under the Term Loans and $19.0 million in borrowings outstanding under the Revolver Loans. As of September 30, 2001, HQ had letters of credit outstanding in the aggregate amount of $29.3 million for landlord security deposits. Such letters of credit are collateralized by $1.0 million in cash and $28.3 million of Revolver Loan commitments, leaving $8.3 million available under the Revolver Loans for additional borrowings. HQ did not pay the principal amortization of $4.1 million due on September 30, 2001.

The Term Loans are repayable in various quarterly installments through November 2005. Additional annual principal payments of 75% of excess cash flow, as defined, are required. Pursuant to such requirement, HQ made an accelerated principal payment of $15.1 million during the nine-month period ended September 30, 2001. Any outstanding borrowings under the two Revolver Loans are due on November 6, 2003 and May 31, 2005, respectively. Borrowings under the HQ Credit Facility bear interest ranging from LIBOR (one-month LIBOR was approximately 3.7% at September 30, 2001) plus 3.25% to 4.0% for one, three or nine-month periods at the election of HQ or prime (6.50% at September 30, 2001) plus 2.25% to 3.00%. The weighted average interest rate on borrowings under the Term Loans at September 30, 2001 was approximately 7.1%. HQ pays a commitment fee of 1/2 of 1.0% per annum on the unused portion of the HQ Credit Facility.

As of September 30, 2001, the Company is a party to instruments which lock in the maximum underlying three-month LIBOR at levels between 7.93% and 9.00% on approximately $100.2 million of borrowings under the Credit Facility with various expiration dates through September 30, 2002. At September 30, 2001, the recognition of the fair value of these instruments in accordance with the adoption of SFAS 133 resulted in additional interest expense of $3.8 million for the nine-month period ended September 30, 2001.

HQ's lending institutions have an assignment of leases and rents associated with HQ's business centers and certain preferred security interests to collateralize the borrowings under the HQ Credit Facility.

HQ has received notice from the lenders under the HQ Credit Facility that HQ is in default under certain provisions of such facility. On November 1, 2001, HQ entered into a Forbearance Agreement (the "Agreement"), effective as of October 1, 2001, with these lenders, wherein the lenders have agreed to forbear from the enforcement of their remedies under the HQ Credit Facility with respect to HQ's default of certain of its covenant and payment obligations. In accordance with the Agreement, during the "forbearance period", HQ will continue to be able to draw funds under the HQ Credit Facility (i) for its working capital needs in accordance with a budget accepted by the lenders and (ii) to make interest payments to the lenders under the HQ Credit Facility. On November 1, 2001, HQ borrowed substantially all of the funds available under the HQ Credit Facility. The forbearance period is scheduled to terminate on the earliest to occur of (i) December 14, 2001, (ii) the termination of the forbearance period relating to its mezzanine indebtedness (which is scheduled to terminate no later than December 31, 2001) or (iii) the date upon which there occurs certain additional enumerated defaults under the HQ Credit Facility or the date upon which HQ fails to comply with the requirements of the Agreement.

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

At the end of the forbearance period, if HQ has not paid in full all amounts due and owing under the Agreement or under the HQ Credit Facility, and/or if HQ has not cured all of its existing defaults, then the lenders may immediately commence or continue with any and all rights and remedies available under the HQ Credit Facility.

HQ is in active negotiations with its lenders and certain other investors with respect to the restructuring of its long-term indebtedness with an objective of reaching an agreement on terms that will provide HQ with sufficient liquidity to operate its business through the current economic downturn. There can be no assurance that such objective will be achieved. The restructuring of HQ's indebtedness may result in substantial dilution to the Company as a holder of common stock of HQ.

Scheduled maturities of borrowings outstanding under the HQ Credit Facility are as follows (in thousands):

                     TWELVE MONTHS ENDING
                         SEPTEMBER 30,
                  ----------------------------
                           2002..............          $26,400
                           2003..............           23,301
                           2004..............           71,167
                           2005..............           68,853
                           2006..............           18,002
                                               ----------------
                               Total.........         $207,723
                                               ================

MEZZANINE LOAN

On May 31, 2000, HQ entered into a Senior Subordinated Credit Facility (the "Bridge Loan") in the amount of $125.0 million. The Bridge Loan carried an interest rate of LIBOR plus 6.5% and was to mature on May 31, 2007. On August 11, 2000, HQ replaced the Bridge Loan with a $125.0 million Senior Subordinated Note and Warrant Purchase Agreement (the "Mezzanine Loan"). The Mezzanine Loan bears interest at 13.5% per annum and matures on May 31, 2007.

In connection with the Mezzanine Loan, the Mezzanine Loan lenders received 503,545 Series A Warrants and 227,163 Series B Warrants to purchase common stock. The fair value of the Series A Warrants was recorded as debt issuance costs and is being amortized over the terms of the related loan resulting in an effective interest rate of 15.6%. No value will be assigned to the Series B Warrants until such time as it becomes probable that the Series B Warrants will become exercisable by the holders.

As of September 30, 2001, the fair value of HQ's notes payable exceeds the carrying value by approximately $37.9 million, assuming a 7% discount rate.

HQ did not pay the $4.2 million quarterly interest payment due on September 30, 2001 on the Mezzanine Loan and the Mezzanine Loan lenders may assert that HQ does not comply with certain financial covenants thereunder. Accordingly, the interest rate during the period of default has increased to 15.5%. Pursuant to a Subordination Agreement dated as of August 11, 2000 by and among HQ, the lenders under the HQ Credit Facility and the Mezzanine Loan lenders, the Mezzanine Loan lenders may not pursue any remedies for a period expiring 90 days after the date of HQ's default under the Mezzanine Loan. After such 90 day period, subject to the provisions of the Subordination Agreement, the Mezzanine Loan lenders may commence with any and all rights and remedies available under the Note and Warrant Purchase Agreement. Management is currently in negotiations with these lenders with the objective of restructuring the terms in a manner that will provide HQ with sufficient liquidity and time to return operations to profitability and put the Company in a position from which it is capable of satisfying its obligations. There can be no assurance that such objective will be achieved. The restructuring of HQ's indebtedness may result in substantial dilution to the Company as a holder of common stock of HQ.

FRONTLINE BANK CREDIT FACILITY

On September 11, 2000, FrontLine amended its $25.0 million credit agreement (the "FrontLine Bank Credit Facility"). Borrowings under the FrontLine Bank Credit Facility are secured by a 20.51% common ownership interest in shares of HQ Global and bear interest at LIBOR plus 5%.

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

Any outstanding borrowings under the FrontLine Bank Credit Facility were originally due on March 11, 2001. In January 2001, FrontLine exercised its option to extend the maturity date until June 11, 2001. In May 2001, the Company further extended the maturity date to September 11, 2001. In September 2001, the Company further extended the maturity date to October 25, 2001. At September 30, 2001, FrontLine has borrowed $25.0 million under the amended FrontLine Bank Credit Facility. Subsequent to September 30, 2001, the Company has not repaid the principal or paid any interest applicable to this period and accordingly is in default. The Company is currently in negotiations to further extend the maturity or restructure the terms of this facility. However, no assurances can be given that any further extensions or restructuring of the terms of this credit facility will be agreed upon. The restructuring of the Company's indebtedness may result in significant dilution to holders of the Company's common stock.

COVENANTS

The HQ Credit Facility and Mezzanine Loan contain certain covenants, including a defined maximum ratio of consolidated indebtedness to consolidated earnings before interest, income taxes, depreciation and amortization. In addition, there are other covenants pertaining to financial ratios and limitations on capital expenditures. Also, the HQ Credit Facility and Mezzanine Loan prohibit the declaration or payment of dividends by HQ Global or any of its subsidiaries, except for the payment of dividends in kind on its preferred stock. On June 29, 2001, HQ and its lenders amended the financial covenants under the HQ Credit Facility and the Mezzanine Loan relative to HQ's second and third quarter financial results. At September 30, 2001, HQ was not in compliance with these covenants, as amended. As mentioned above, HQ has received notice from the lenders under the HQ Credit Facility that HQ is in default under certain covenant and other provisions of such facility. HQ is continuing to negotiate with its lenders with an objective of amending the necessary financial covenants to enable compliance based upon the expected operating results. There can be no assurance that such objective will be achieved.

However, since covenants were amended as of September 30, 2001 and further amendments will probably be necessary within the next twelve months in order to remain in compliance, all debt including the credit facilities with related parties (Note 10) have been classified as current as of September 30, 2001.


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

The Preferred Equity Facility is comprised of a series of redeemable convertible preferred securities (the "Series B Preferred Stock"). At the Company's option, the Preferred Equity Facility may be redeemed within the first twelve months following its inception. Quarterly dividends accrue during this period at the annual rate of 9.25%, but are not payable if the securities are redeemed within such twelve-month period. While these securities are outstanding, the holders have consent rights for certain significant transactions, including the incurrence of additional debt by the Company or HQ, the issuance of equity securities senior to, or on a parity with, the Series B Preferred Stock or the issuance by HQ of preferred stock. These securities also contain certain covenants relating to HQ. In addition, the securities include a redemption premium of 27.5%. If the securities are not redeemed prior to December 13, 2001, the securities (including the amount of the redemption premium) become convertible at the holder's option into FrontLine common stock at the initial rate of $13.3875 per share, the preferred stock becomes a voting security on an "as-converted" basis, and quarterly dividends become payable from the date of initial issuance at the annual rate of 9.25%.

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)
The securities have a mandatory redemption requirement after five years at a 27.5% premium, although certain capital events or uncured events of default would accelerate this period. Accordingly, the securities are classified as "Redeemable preferred stock" in the accompanying consolidated balance sheets.

The initial net proceeds of the securities are being accreted to the mandatory redemption price of 127.5% of face value over the five-year period through the mandatory redemption date.

The Company currently does not anticipate that it will be in a position to pay the dividend that becomes payable on December 31, 2001 and it is therefore in negotiations to amend or restructure the terms of the Preferred Equity Facility.


7.       SHAREHOLDERS' EQUITY

During the three months ended March 31, 2000, the Company completed preferred stock offerings of 26,000 shares of 8.875% Convertible Cumulative Preferred Stock (the "Series A Preferred Stock") at a price of $1,000 per share with net proceeds of $24.6 million. These shares are convertible into the Company's common stock at a price of $70.48. The Company did not declare or pay the quarterly dividend due on these shares on November 6, 2001. Accordingly, future dividends will accrue at a higher rate of 10.875%. If dividend distributions are in arrears for more than two quarterly periods, then the holders of such shares will be entitled to elect two additional members to the Company's Board of Directors.

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


8.         LONG-TERM INCENTIVE PLAN

In March 2000, the Compensation Committee of the Board of Directors adopted a long-term incentive plan (the "LTIP"). The terms of the LTIP are described in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. In April 2000, FrontLine paid advances aggregating $2.8 million on future payments under the long-term incentive plan to four executive officers. During the three months ended September 30, 2001, $1.8 million of these advances were forgiven as a result of the termination of three of these executives.

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

Including related income tax accruals, the resulting expenses relating to the forgiveness of the advances to these three executives was $2.6 million and $2.8 million in the three and nine months ended September 30, 2001, respectively.

The Company is continuing to amortize the remaining $1.0 million and related tax payments through April 2007, the end of the required service period, for the remaining executive officer who is still employed with the Company. During the nine months ended September 30, 2001, $0.2 million of amortization related to the LTIP was recorded.


9.       RESTRUCTURING

On October 18, 2000, FrontLine announced a restructuring of its strategic plan. In connection with the restructuring, FrontLine terminated approximately 90% of its headquarters personnel which has occurred during a transition period through the third quarter of 2001. As a result of this restructuring, FrontLine has recognized cash and non-cash restructuring charges of $3.9 million and $11.1 million during the three-month and the nine-month periods ended September 30, 2001, respectively.

The restructuring costs recognized during the nine-month period ended September 30, 2001 consist principally of (1) $4.9 million of professional fees and other expenses, (2) $2.8 million of LTIP costs related to three executives who were terminated in 2001, (3) $1.9 million of severance and related payments made to employees who were terminated in 2001 and (4) $1.5 million of accelerated amortization of stock compensation and related awards that resulted from the termination of certain employees. Approximately $4.1 million of these costs have not been paid as of September 30, 2001.


10.      TRANSACTIONS WITH RELATED PARTIES

The Company has a credit facility with Reckson Operating Partnership, L.P. ("Reckson") in the amount of $100 million (the "FrontLine Facility"). Reckson has advanced the Company $93.4 million at September 30, 2001 under the FrontLine Facility. These advances bear interest at 12% per annum with such rate increasing by 4% of the prior year's rate on outstanding borrowings.

Additionally, Reckson Strategic has a $100 million commitment from Reckson to fund its investment activities (the "Reckson Strategic Facility"). Draws on the Reckson Strategic Facility occur either in the form of loans to FrontLine (the "Reckson Strategic Facility" and, collectively with the FrontLine Facility, the "Credit Facilities") under terms similar to the FrontLine Facility or whereby Reckson makes direct investments with Reckson Strategic in joint ventures. As of September 30, 2001, Reckson has loaned FrontLine $49.3 million under the Reckson Strategic Facility. The aggregate principal amount outstanding and due Reckson at September 30, 2001 under the Credit Facilities was $142.7 million. Interest accrued on these facilities at September 30, 2001 was $28.6 million. Both of the FrontLine and Reckson Strategic Facilities expire in June 2003. Currently, the Company has an outstanding letter of credit in the amount of $0.2 million.

On March 28, 2001, the Company's Board of Directors approved amendments to the Credit Facilities pursuant to which (i) interest is payable only at maturity and
(ii) Reckson may transfer all or any portion of its rights or obligations under the Credit Facilities to its affiliates. In addition, the Reckson Strategic Facility was amended to increase the amount available thereunder to up to $110

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


million. Reckson has advanced approximately $59.8 million under the Reckson Strategic Facility to fund Reckson Strategic-controlled joint ventures through September 30, 2001. There is no remaining availability under the Credit Facilities. At September 30, 2001, as a result of the Company's failure to pay the principal and interest due upon maturity on the FrontLine Bank Credit Facility, an event of default has occurred under the Credit Facilities with Reckson.

The Company is entitled to a cumulative annual management fee of $2 million with respect to Reckson Strategic, of which $1.5 million is subordinate to UBS Real Estate receiving an annual minimum rate of return of 16% and a return of its capital. The non-subordinated portion of the fee for each of the first three quarters of 2001 and 2000 was $0.1 million.

The Company reimburses Reckson with respect to general and administrative expenses (including payroll expenses) incurred by Reckson for the benefit of the Company. These services include payroll, human resources, accounting and other advisory services. During the three and nine months ended September 30, 2001, the Company incurred $0.1 million for such activities. During the three and nine months ended September 30, 2000, the Company incurred $0.2 million and $1.1 million, respectively, for such activities.


11.      CONTINGENCIES

Reference is made to the lawsuit captioned OmniOffices, Inc. et al. v. Joseph Kaidanow et al. set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. In connection with such litigation, on September 12, 2001, the District Court granted the summary judgment motion brought by the two stockholders and held that the 5,535,353 shares of non-voting common stock issued by Old HQ to CarrAmerica Realty Corp. in exchange for such indebtedness of Old HQ were null, void, and of no effect. The Company has been informed that CarrAmerica Realty Corporation is appealing such decision.

Reference is made to the lawsuit captioned Joseph Kaidanow and Robert Arcoro v. CarrAmerica Realty Corporation, HQ Global Workplaces, Inc., Thomas A. Carr, Philip L. Hawkins, C. Ronald Blankenship, Oliver T. Carr, and Gary Kusin set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. In connection with such litigation, on August 9, 2001, the Chancery Court granted the motion of the plaintiffs in the fiduciary action for leave to amend its complaint to include the Company as an additional defendant. The amended complaint dated October 15, 2001 alleges that the Company (i) aided and abetted a breach of fiduciary duties of CarrAmerica and the directors of Old HQ in the approval of the HQ Merger and (ii) tortuously interfered with the rights of the plaintiffs under the Tag-Along Rights Agreement providing the plaintiffs the right to participate pari passu in such merger transactions. The Company has indemnification rights against CarrAmerica with respect to damages incurred in such litigation pursuant to an agreement dated as of June 1, 2000.

In addition to the litigation described above, the Company and its investee entities are party to claims and administrative proceedings arising in the ordinary course of business or which are otherwise subject to indemnification, some of which are expected to be covered by liability insurance (subject to policy deductibles and limitations of liability) and all of which, including the litigation described above, collectively are not expected to have a material adverse effect on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying financial statements of FrontLine Capital Group (the "Company" or "FrontLine") and related notes thereto.

The Company considers certain statements set forth in this Quarterly Report on Form 10-Q to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, with respect to the Company's expectations for future periods. Certain forward-looking statements, including, without limitation, statements relating to the achievement of our refocused business plan and our future operating performance and the future operating performance of HQ Global Holdings, Inc. ("HQ" or "HQ Global"), the financing of the Company's operations and the operations of its investee entities and the ability to integrate and manage effectively its various acquisitions, involve certain risks and uncertainties. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the actual results may differ materially from those set forth in the forward-looking statements and the Company can give no assurance that such expectations will be achieved. Certain factors that might cause the results of the Company to differ materially from those indicated by such forward-looking statements include, among other factors, an inability to extend and/or amend the terms of the Company's outstanding indebtedness and HQ's indebtedness on terms that are favorable to the Company and its common stockholders, negative changes in the officing solutions industry or the Internet-related businesses in which the unconsolidated companies in which we invest operate, changes in the market valuation or growth rate of comparable companies in the officing suites industry or the Internet-related industries in which the unconsolidated companies in which we invest operate, a continued downturn in general economic conditions, increases in interest rates, a lack of capital availability, ability to satisfy financial covenants, competition, reduced demand or decreases in rental rates for executive office suites and other real estate-related risks such as the timely completion of projects under development, our inability to complete future strategic transactions, costs incurred in connection with strategic transactions and our dependence upon our key personnel and the key personnel of HQ and other risks detailed in FrontLine's reports and other filings made with the Securities and Exchange Commission. Consequently, such forward-looking statements should be regarded solely as reflections of the Company's current operating and development plans and estimates. These plans and estimates are subject to revision from time to time as additional information becomes available, and actual results may differ from those indicated in the referenced statements.

OVERVIEW AND BACKGROUND

FrontLine Capital Group ("FrontLine" or the "Company") is a holding company, with two distinct operating segments: one holds FrontLine's interest in HQ Global Workplaces, Inc., a leader in the officing solutions market (see Note 3 for further discussion), and its predecessor companies ("HQ" or the "HQ Global Segment"), and the other consists of FrontLine (parent company) ("FrontLine Parent") and its interests in a group of companies (the "Parent and Other Interests Segment") that provide a range of services. In October 2000, FrontLine announced that it would focus its resources and capital on the businesses within its existing portfolio and cease pursuing new investment activities.

In conjunction with the Restructuring, FrontLine re-evaluated the carrying values of its investments and recorded aggregate impairment charges through September 30, 2001 of $57.7 million, in order to reduce the carrying value of these investments to estimated fair value.

In June 2001, the Company and HQ terminated discussions regarding a potential merger with a competitor, and the associated fees have been expensed. HQ also recognized restructuring charges in

2001 related to the closure of non-performing centers and employee severance and taxes applicable to a management restructuring and headcount reduction.

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

All of FrontLine's operating revenues and operating expenses for the three and nine-month periods ended September 30, 2001 and 2000 were attributable to HQ. The following is a discussion of HQ's results of operations for such periods.

HQ

THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Revenues. Total business center revenues for the three months ended September 30, 2001 were $119.6 million, representing a decrease of $40.7 million, or 25.4%, from the three months ended September 30, 2000. The decrease in revenues can be attributed to a combination of reduced demand and downward pricing pressure, reflective of the challenging economic environment experienced throughout 2001 and the most recent quarter, in particular. Occupancy rates have fallen to 71.3% for the three months ended September 30, 2001 from an average of 89.9% for the corresponding period in 2000. Also, the amount of average revenue achieved from each occupied workstation has decreased 4.5% for the three months ended September 30, 2001 as compared to the same period in 2000.

Business centers with three months of activity for both periods under comparison ("Same Centers") had revenues for the three months ended September 30, 2001 and 2000 of $116.6 million and $156.2 million, respectively, representing a decrease in 2001 of $39.6 million, or 25.4%, compared with 2000.

Business centers with less than three months of activity during one of the periods under comparison ("Development Centers") had revenues for the three months ended September 30, 2001 and 2000 of $2.7 million and $0.1 million, respectively. HQ has opened 14 business centers since June 30, 2000, one of which commenced operations during the three months ended September 30, 2000.

Business centers that were closed subsequent to June 30, 2000 during the period under comparison ("Closed Centers") had revenues for the period ended September 30, 2001 and 2000 of $4.0 and $0.3 million, respectively. The Closed Centers were largely focused in major markets and were replaced with Development Centers where existing clients were serviced in new centers.

Expenses. Total business center expenses for the three months ended September 30, 2001 were $104.4 million, representing a decrease of $2.3 million, or 2.2%, from the three months ended September 30, 2000.

Business centers with three months of activity for both periods under comparison ("Same Centers") had expenses for the three months ended September 30, 2001 and 2000 of $99.4 million and $103.3 million, respectively, representing a decrease in 2001 of $3.9 million, or 3.8%, compared with 2000. The decrease is attributable to reduced center general and administrative costs, as well as lower technology and business service expenses associated with the decline in related revenue. These decreases in expenses are offset by increased workstation expense, primarily attributable to opening 13 business centers subsequent to September 30, 2000.

Business centers with less than three months of activity during one of the periods under comparison ("Development Centers") had expenses for the three months ended September 30, 2001 and 2000 of $4.3 million and $0.3 million, respectively, representing an increase in 2001 of $4.0 million. The increase is attributable to the fact that there were 14 Development Centers operating during the three months ended September 30, 2001, as compared to one Development Center operating during the corresponding period in 2000.

Business centers that were closed subsequent to June 30, 2000 during the period under comparison ("Closed Centers") had expenses for the three months ended September 30, 2001 and 2000 of $0.5 million and $2.5 million, respectively. The Closed Centers were largely focused in major markets and were replaced with Development Centers where existing clients were serviced in new centers.

Business Center Operating Income ("BCOI"). For the three months ended September 30, 2001, BCOI was $15.2 million as compared with $53.6 million for the three months ended September 30, 2000. The BCOI as a percentage of total revenues ("BCOI Margin") was 12.7% for the three months ended September 30, 2001 as compared to 33.4% for 2000. The decrease in BCOI Margin is primarily attributable to lower occupancy rates. For the three months ended September 30, 2001 and 2000, occupancy rates averaged 71.3% and 89.9%, respectively.

Same Center BCOI was $17.2 million and $52.9 million for the three months ended September 30, 2001 and 2000, respectively, representing a decrease in 2001 of $35.7 million or 67.5%, from 2000. The BCOI Margin from Same Centers for the three months ended September 30, 2001 was 14.7% as compared with 33.8% in the corresponding period in 2000. The decrease in BCOI Margin is primarily attributable to lower occupancy rates.

Development Center BCOI was negative $1.6 million and negative $0.3 million for the three months ended September 30, 2001 and 2000, respectively. The decrease in negative BCOI is attributable to the number and maturity of Development Centers operating in the three months ended September 30, 2001 compared to the three months ended September 30, 2000.

Closed Center BCOI was negative $0.4 million and positive $1.0 million for the three months ended September 30, 2001 and 2000, respectively.

Corporate General And Administrative Expenses. For the three months ended September 30, 2001 and 2000, corporate general and administrative expenses were $15.8 million and $18.7 million, respectively. Corporate general and administrative expenses stated as a percentage of total revenue was 13.2% and 11.7%, respectively.

Merger And Integration Charges. For the three months ended September 30, 2001 and 2000, merger and integration charges were zero and $1.7 million, respectively. For fiscal 2000, merger and integration charges related to the HQ Merger completed June 1, 2000.

Impairment Of Intangible Assets. For the three months ended September 30, 2001 and 2000, impairment of intangible assets was $294.1 million and zero, respectively. Based on the trend of operating losses as well as the Company's inability to remain in compliance with its debt arrangements, the Company determined that the value of HQ's intangible assets was impaired. The $294.1 million impairment charge is approximately equal to the amount by which the carrying amount of the intangible assets exceeds their estimated fair value.

Depreciation And Amortization. For the three months ended September 30, 2001 and 2000, depreciation and amortization expenses were $20.5 million and $18.5 million, respectively. The increase in depreciation and amortization expense primarily relates to an increase in capital expenditures associated with technology infrastructure additions and leasehold improvements for Development Centers and Same Centers.

Interest Expense. For the three months ended September 30, 2001 and 2000, net interest expense was $12.2 million and $13.6 million, respectively. The decrease in interest expense is attributable to a decline in interest rates, partially offset by the adoption of new accounting standards relating to HQ's interest rate cap and floor contracts in 2001.

Provision For Income Taxes. For the three months ended September 30, 2001 and 2000, the provision for income taxes, which is comprised entirely of state and foreign taxes, consisted of $0.2 million and $2.1 million. The decrease is primarily due to a decrease in foreign taxes.

Net Loss. Net loss for the three months ended September 30, 2001 and September 30, 2000 was $222.2 million and $5.4 million, respectively.

Minority Interest. Minority interest allocation was $105.4 million and $(4.4) million in the three months ended September 30, 2001 and 2000, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Revenues. Total business center revenues for the nine months ended September 30, 2001 were $408.0 million, representing an increase of $86.4 million, or 26.9%, from the nine months ended September 30, 2000.

Business centers with nine months of activity for both periods under comparison ("Same Centers") had revenues for the nine months ended September 30, 2001 and 2000 of $171.6 million and $189.6 million, respectively, representing a decrease in 2001 of $18.0 million, or 9.5%, compared with 2000. The decrease in revenues in 2001 is primarily attributable to declining occupancy rates during 2001, related to a decline in overall economic conditions.

Business centers that were acquired subsequent to January 1, 2000 ("Acquired Centers") had revenues for the period ended September 30, 2001 and 2000 of $195.9 million and $107.8 million, respectively. The increase in revenues resulted from centers acquired in the HQ Merger on June 1, 2000.

Business centers with less than nine months of activity during one of the periods under comparison ("Development Centers") had revenues for the nine months ended September 30, 2001 and 2000 of $37.3 million and $11.9 million, respectively, representing an increase in 2001 of $25.4 million. HQ has opened 31 business centers since January 1, 2000, 17 of which commenced operations during the nine months ended September 30, 2000.

Business centers that were closed subsequent to January 1, 2000 ("Closed Centers") had revenues for the period ended September 30, 2001 and 2000 of $3.2 million and $12.2 million, respectively. The Closed Centers were largely focused in major markets and were replaced with Development Centers where existing clients were serviced in new centers.

Expenses. Total business center expenses for the nine months ended September 30, 2001 were $321.9 million, representing an increase of $96.8 million, or 43.0%, from the nine months ended September 30, 2000.

Business centers with three months of activity for both periods under comparison ("Same Centers") had expenses for the nine months ended September 30, 2001 and 2000 of $138.6 million and $136.5 million, respectively, representing an increase in 2001 of $2.1 million, or 1.5%, compared with 2000.

Business centers that were acquired subsequent to January 1, 2000 ("Acquired Centers") had expenses for the nine months ended September 30, 2001 and 2000 of $146.3 million and $67.5 million, respectively. The increase in expenses resulted from the HQ Merger on September 1, 2000.

Business centers with less than nine months of activity during one of the periods under comparison ("Development Centers") had expenses for the periods ended September 30, 2001 and 2000 of $33.3 million and $11.4 million, respectively, representing an increase in 2001 of $21.9 million. The increase is attributable to the number and maturity of Development Centers operating in the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000.

Business centers that were closed subsequent to January 1, 2000 ("Closed Centers") had expenses for the nine months ended September 30, 2001 and 2000 of $3.7 million and $9.6 million, respectively. The Closed Centers were largely focused in major markets and were replaced with Development Centers where existing clients were serviced in new centers.

Business Center Operating Income ("BCOI"). For the nine months ended September 30, 2001, BCOI was $86.1 million as compared with $96.4 million for 2000. The BCOI as a percentage of total revenues ("BCOI Margin") was 21.1% for the nine months ended September 30, 2001 as compared to 30.0% for 2000. The decrease in BCOI Margin is primarily attributable to lower occupancy rates. For the nine months ended September 30, 2001 and 2000, occupancy rates averaged 76% and 90%, respectively.

Same Center BCOI was $33.0 million and $52.5 million for the nine months ended September 30, 2001 and 2000, respectively, representing a decrease in 2001 of $19.5 million or 37.1%, from 2000. The BCOI Margin from Same Centers for the nine months ended September 30, 2001 was 19.2% as compared with 27.7% in the corresponding period in 2000. The decrease in BCOI Margin is primarily attributable to lower occupancy rates.

Acquired Center BCOI was $49.6 million for the nine months ended September 30, 2001, and $40.9 million for the corresponding period in 2000. The BCOI Margin for Acquired Centers for the nine months ended September 30, 2001 was 25.3% as compared with 37.9% in the corresponding period in 2000. The decrease in BCOI Margin is primarily attributable to lower occupancy rates.

Development Center BCOI was $4.0 million and negative $2.6 million for the nine months ended September 30, 2001 and 2000, respectively, representing an increase in 2001 of $6.6 million from the corresponding period in 2000. The increase is attributable to the number and maturity of Development Centers operating in the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000.

Closed Center BCOI was negative $0.5 million and $0.5 million for the nine months ended September 30, 2001 and 2000, respectively.

Corporate General And Administrative Expenses. For the nine months ended September 30, 2001 and 2000, corporate general and administrative expenses were $52.3 million and $36.5 million, respectively. For the nine months ended September 30, 2001, expenses include one-time charges of $2.2 million of professional costs associated with termination of merger discussions with a competitor and $0.5 million of costs associated with debt covenant amendments obtained for the quarter ended September 30, 2001. Excluding these one-time charges, corporate general and administrative expenses stated as a percentage of total revenue for the nine months ended September 30, 2001 and 2000, were 12.2% and 11.4%, respectively.

Merger And Integration Charges. For the nine months ended September 30, 2001 and 2000, merger and integration charges were zero and $21.1 million, respectively. For fiscal 2000, merger and integration charges related to the HQ Merger completed June 1, 2000.

Restructuring Charges. For the nine months ended September 30, 2001 and 2000, restructuring charges were $11.3 million and zero, respectively. For fiscal 2001, restructuring charges related to closure of centers and employee severance and taxes in association with headcount reduction.

Impairment Of Intangible Assets. For the nine months ended September 30, 2001 and 2000, impairment of intangible assets was $294.1 million and zero, respectively. Based on the trend of operating losses as well the Company's inability to remain in compliance with its debt arrangements, the Company determined that the value of HQ's intangible assets was impaired. The $294.1 million impairment charge is approximately equal to the amount by which the carrying amount of the intangible assets exceeds their estimated fair value.

Depreciation And Amortization. For the nine months ended September 30, 2001 and 2000, depreciation and amortization expenses were $59.9 million and $34.5 million, respectively. The increase in depreciation and amortization relates to goodwill associated with mergers and acquisitions, fixed assets acquired, and an increase in capital expenditures associated with technology infrastructure additions and leasehold improvements for Development Centers and Same Centers.

Interest Expense. For the nine months ended September 30, 2001 and 2000, net interest expense was $37.5 million and $23.8 million, respectively. The increase in interest expense is related to an increase in average borrowings as a result of the HQ Merger, and the adoption of new accounting standards relating to HQ's interest rate cap and floor contracts in 2001.

Provision For Income Taxes. For the nine months ended September 30, 2001 and 2000, the provision for income taxes, which is comprised entirely of state and foreign taxes, was $2.6 million in each period.

Net Loss. Net loss for the nine months ended September 30, 2001 and 2000 was $257.2 million and $25.4 million, respectively.

Minority Interest. Minority interest allocation was $114.3 million and ($3.3) million in the nine months ended September 30, 2001 and 2000, respectively.

PARENT AND OTHER INTERESTS

THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

As a result of the Restructuring discussed above, FrontLine has changed from a company which invested in early stage companies which leveraged the Internet into one which is focused on highlighting the value of HQ.

This change enabled FrontLine to significantly reduce its general and administrative expenses from $4.6 million to $0.7 million, primarily as a result of decreasing the number of employees. Since most of the previous amortization of deferred charges related to these severed employees, this expense decreased from $5.8 million to zero.

The restructuring costs recognized in the three-month period ended September 30, 2001 consist principally of $2.8 million of long-term incentive plan costs, related to three executive officers who were terminated in 2001 and $1.1 million of professional fees and other expenses.

A significant portion of FrontLine's net loss is derived from companies in which it held minority ownership interests. The equity in net loss and impairment of unconsolidated companies decreased $7.1 million to $24.0 million for the three-month period ended September 30, 2001 as compared with the corresponding period in 2000. For the three months ended September 30, 2001, the Company recorded an additional $22.5 million in impairment charges. Of the $22.5 million recorded at September 30, 2001, $20.0 million relates to Reckson Strategic Venture Partners, LLC ("Reckson Strategic"). During the three months ended September 30, 2001, the Company recognized a $20.0 million valuation impairment based on its assessment of value, recoverability and probability that this investment would not ultimately be realized at its otherwise carrying value. The loss for the period ended September 30, 2000 was entirely comprised of equity in the net losses of unconsolidated companies. See Note 4 to the accompanying consolidated financial statements for further discussion related to the caption "Equity in net loss and impairment of unconsolidated companies."

Dividends on, and accretion of, preferred stock of $0.9 million in the three-month period ended September 30, 2001 represents dividends on FrontLine's 8.875% Series A Convertible Cumulative Preferred Stock (the "Series A Preferred Stock"), which was issued in the first quarter of 2000 and accretion of FrontLine's Series B Convertible Cumulative Preferred Stock (the "Series B Preferred Stock") which was issued in the fourth quarter of 2000. Such amount in the three-month period ended September 30, 2001 of $0.3 million represents dividends on the Series A Preferred Stock. The Company did not declare or pay the dividend on the Series A Preferred Stock that was payable on November 6, 2001.

NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

FrontLine's general and administrative expenses decreased by $12.3 million to $3.3 million in the nine-month period ended September 30, 2001 compared with the corresponding period in 2000 reflecting the planned reduction in workforce and the resulting lower recurring general and administrative expenses from the restructured operations. Since most of the previous amortization of deferred charges related to these severed employees, this expense decreased $9.0 million to $2.3 million.

The restructuring costs recognized in the nine-month period ended September 30, 2001 consist principally of (1) $4.9 million of professional fees and other expenses , (2) $2.8 million of LTIP costs related to three executive officers who were terminated in 2001, (3) $1.9 million of severance and related payments made to employees who were terminated in 2001 and (4) $1.5 million of accelerated amortization of stock compensation and related awards that resulted from the termination of certain employees.

A significant portion of FrontLine's net loss is derived from companies in which it held minority ownership interests. The equity in net loss and impairment of unconsolidated companies decreased $48.5 million to $35.4 million for the nine-month period ended September 30, 2000 as compared with the corresponding period in 2000. In the nine months ended September 30, 2001, the equity in net loss and impairment of unconsolidated companies consisted of $32.0 million of impairment charges reflecting estimated decreases in the fair values of certain of the Company's investments and $3.9 million of equity in net loss, both partially offset by a $0.5 million gain on the sale of the stock received as consideration for the December 2000 sale of EmployeeMatters, Inc. Of the $32.0 million in impairment charges recorded at September 30, 2001, $20.0 million relates to Reckson Strategic. During the three months ended September 30, 2001, the Company recognized a $20.0 million valuation impairment based on its assessment of value, recoverability and probability that this investment would not ultimately be realized at its otherwise carrying value. The loss for the period ended September 30, 2000 was comprised of equity in the net losses of unconsolidated companies. See Note 4 to the accompanying consolidated financial statements for further discussion related to the caption "Equity in net loss and impairment of unconsolidated companies."

The extraordinary item of $2.6 million in the nine-month period ended September 30, 2000 resulted from the write-off of deferred financing costs relating to the early extinguishment of a $60.0 million credit facility in March 2000.

Dividends on, and accretion of, preferred stock of $4.9 million in the nine-month period ended September 30, 2001 represents dividends on FrontLine's Series A Preferred Stock which was issued in the first quarter 2000 and accretion of FrontLine's Series B Convertible Cumulative Preferred Stock which was issued in the fourth quarter of 2000. Such amount in the nine-month period ended September 30, 2001 of $0.9 million represents dividends on the Series A Preferred Stock. As noted above, the Company did not pay the Series A Preferred

Stock quarterly dividend payable on November 6, 2001. Accordingly, future dividends will accrue at a higher rate of 10.875%. If dividend distributions are in arrears for more than two quarterly periods, then the holders of such shares will be entitled to elect two additional members to the Company's Board of Directors.


LIQUIDITY AND CAPITAL RESOURCES

HQ

Historically, HQ has primarily relied upon cash flows generated from operations, borrowings from its lenders and sales of its securities to satisfy its liquidity and capital requirements. Principal liquidity needs have included the acquisition and development of new business centers, debt service requirements and other capital expenditures necessary to maintain existing business centers as well as upgrade and build the corporate infrastructure to manage its operations effectively.

On May 31, 2000, HQ completed a transaction which increased its credit facility to $275.0 million (the amended and restated "Credit Facility"). The Credit Facility provides for $219.4 million under four term loans, all of which are repayable in various quarterly installments through November 2005. Additional annual principal payments of 75% of excess cash flow, as defined, are required. The Credit Facility also provides for borrowings of up to $55.6 million in two revolving loan commitments. Availabilities under the revolving portion of the Credit Facility are formula based. As of September 30, 2001, there was $188.7 million in outstanding borrowings under the term loans and $19.0 million in outstanding borrowings under the revolver. As of September 30, 2001, HQ had letters of credit outstanding in the aggregate amount of $29.3 million, against which it pledged $1.0 million in cash and $28.3 million was supported by the two revolving loan commitments, leaving $8.3 million available for additional borrowings. HQ did not pay the principal amortization of $4.1 million due on September 30, 2001.

Borrowings under the Credit Facility bear interest ranging from Prime plus 2.25% to 3.00% or LIBOR plus 3.25% to 4.0% for a one, three or nine month period at HQ's election. HQ's weighted average interest rate on borrowings under the term loans at September 30, 2001 was approximately 7.1%. HQ pays a commitment fee of 1/2 of 1.0% per annum on the unused portion of the Credit Facility. As of September 30, 2001, HQ had entered into instruments which lock in the maximum underlying three month LIBOR at levels between 7.93% and 9.00% on approximately $100.2 million of borrowings under the Credit Facility with various expiration dates through September 30, 2002.

On May 31, 2000, HQ entered into a Senior Subordinated Credit Facility (the "UBSW Loan") of $125.0 million provided by UBS Warburg LLC ("UBSW"). The UBSW Loan carried an interest rate of LIBOR plus 6.5% and matured on May 31, 2007. Pursuant to a commitment from UBSW, on August 11, 2000, HQ replaced the UBSW Loan with a $125.0 million Note and Warrant Purchase Agreement (the "Mezzanine Loan") with a group of lenders arranged by UBSW. The Mezzanine Loan bears interest at 13.5% per annum and matures on May 31, 2007. HQ did not pay the $4.2 million quarterly interest payment due on the Mezzanine Loan on September 30, 2001, and the Mezzanine Loan lenders may assert that HQ does not comply with certain financial covenants thereunder. Accordingly the interest rate during the period of default has increased to 15.5%. Pursuant to a Subordination Agreement dated as of August 11, 2000 by and among HQ, the lenders under the HQ Credit Facility and the Mezzanine Loan lenders, the Mezzanine Loan lenders may not pursue any remedies for a period expiring 90 days after the date of HQ's default under the Mezzanine Loan. After such 90 day period, subject to the provisions of the Subordination Agreement, the Mezzanine Loan lenders may commence with any and all rights and remedies available under the Note and Warrant Purchase Agreement. Management is currently in negotiations with these lenders with the objective of restructuring the terms in a manner that will provide HQ with sufficient liquidity and time to return operations to profitability and put the Company in a position from which it is capable of satisfying its obligations. There can be no assurance that such objective will be achieved. The resturcturing of HQ's indebtedness may result in substantial dilution to the Company as a holder of common stock of HQ.

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

To finance a portion of the cash requirements of the HQ Merger, HQ issued 4,782,692 shares of Series A Preferred Stock, 1,445,358 Series A Warrants and 697,964 Series B Warrants for a total consideration of $195.0 million.

On August 11, 2000, HQ issued 613,166 additional shares of Series A Preferred Stock, 312,274 Series A Warrants and 164,902 Series B Warrants for a total consideration of $25.0 million.

On June 29, 2001, HQ issued 367,899 shares of Series B Preferred Stock, 149,798 Series A Warrants, and 73,532 Series B Warrants for a total consideration of $15.0 million. Pursuant to anti-dilution provisions in connection with this issuance, the Mezzanine Loan lenders and Preferred Stockholders received 149,798 Series A Warrants and 73,532 Series B Warrants.

The Credit Facility and Mezzanine Loan contain certain covenants, including a defined maximum ratio of consolidated indebtedness to consolidated earnings before interest, income taxes, depreciation and amortization. In addition, there are other covenants pertaining to financial ratios and limitations on capital expenditures. Also, the HQ Credit Facility and Mezzanine Loan prohibit the declaration or payment of dividends by HQ or any of its subsidiaries, except for the payment of dividends in kind on its preferred stock. At September 30, 2001, HQ was not in compliance with these covenants, as amended.

HQ has received notice from the lenders under the HQ Credit Facility that HQ is in default under certain provisions of such facility. On November 1, 2001, HQ entered into a Forbearance Agreement (the "Agreement"), effective as of October 1, 2001, with these lenders, wherein the lenders have agreed to forbear from the enforcement of their remedies under the HQ Credit Facility with respect to HQ's default of certain of its covenant and payment obligations. In accordance with the Agreement, during the "forbearance period", HQ will continue to be able to draw funds under the HQ Credit Facility (i) for its working capital needs in accordance with a budget accepted by the lenders and (ii) to make interest payments to the lenders under the HQ Credit Facility. On November 1, 2001, HQ borrowed substantially all of the funds available under the HQ Credit Facility. The forbearance period is scheduled to terminate on the earliest to occur of (i) December 14, 2001, (ii) the termination of the forbearance period relating to its mezzanine indebtedness (which is scheduled to terminate no later than December 31, 2001) or (iii) the date upon which there occurs certain additional enumerated defaults under the HQ Credit Facility or the date upon which HQ fails to comply with the requirements of the Agreement. At the end of the forbearance period, if HQ has not paid in full all amounts due and owing under the Agreement or under the HQ Credit Facility, and/or if HQ has not cured all of its existing defaults, then the lenders may immediately commence or continue with any and all rights and remedies available under the HQ Credit Facility.

HQ is in active negotiations with its lenders and certain other investors with respect to the restructuring of its long-term indebtedness with an objective of reaching an agreement on terms that will provide HQ with sufficient liquidity to operate its business through the current economic downturn. There can be no assurance that such objective will be achieved. In the event HQ is unable to reach a satisfactory resolution in connection with the restructuring of its indebtedness, HQ may be required to seek protection from its creditors under the federal bankruptcy laws. The restructuring of HQ's indebtedness may result in substantial dilution to the Company as a holder of common stock of HQ.

HQ had a working capital deficit of $358.6 million at September 30, 2001 as compared to a working capital deficit of $9.4 million at December 31, 2000. Of the decrease in working capital of $349.2 million, $312.3 million is attributable to the classification of outstanding debt as current.

Cash provided by operating activities for the nine months ended September 30, 2001 was $12.1 million, representing an increase of $30.7 million compared to the corresponding period in 2000. The increase is primarily attributable to the merger and integration costs in fiscal 2000 and a decrease in accounts receivable balances in fiscal 2001, offset by a decrease in tenants' security deposits in fiscal 2001.

Cash used in investing activities for the nine months ended September 30, 2001 was $28.1 million, a decrease of $240.4 million from 2000. This decrease is attributable to the closing of the HQ Merger in fiscal 2000.

Cash provided by financing activities for the nine months ended September 30, 2001 was $6.0 million, whereas cash provided by financing activities was $299.2 million for the corresponding period in 2000. During the nine months ended September 30, 2001, HQ retired $24.2 million in term debt under the Credit Facility, borrowed $19.0 million under the revolver, issued $15.0 million of new equity, paid $1.0 million of capital lease obligations and repurchased and retired $0.4 million of common stock.

In the fourth quarter of 2000 and during 2001, the United States economy and the economies in foreign countries where HQ operates have declined. HQ's occupancy rates have declined consistent with the decline in these economies. It is likely that the economic decline will continue to have an adverse effect on the results of HQ's operations and its cash flow. In light of the slowing economy and the decline in occupancy, HQ is taking actions which it believes will increase revenues, reduce expenses and improve liquidity. As a result of this, subsequent to September 30, 2001, HQ closed 17 centers. However, there can be no assurance that the economy will not slow at a rate greater than anticipated, or that these actions will be successful.


FRONTLINE

Historically, FrontLine has funded operations and investing activities through a combination of borrowings under various credit facilities, issuances of the Company's equity securities and sales of assets. Since the Restructuring, FrontLine's cash requirements have been substantially reduced. As of September 30, 2001, there is no remaining availability under any FrontLine credit facility.

The Company has a credit facility with Reckson Operating Partnership, L.P. ("Reckson"), a subsidiary of Reckson Associates Realty Corp. (the entity from which the Company was spun off in June 1998), in the amount of $100 million (the "FrontLine Facility"). Additionally, Reckson Strategic Venture Partners, LLC ("Reckson Strategic"), an equity method investee of FrontLine, has a $110 million facility (the "Reckson Strategic Facility") with Reckson to fund Reckson Strategic investments. Note 10 to the consolidated financial statements summarizes the terms of the FrontLine Facility and Reckson Strategic Facility (collectively, the "Credit Facilities"). The Company had $93.4 million outstanding under the FrontLine Facility at September 30, 2001, and due to outstanding letters of credit and accrued interest, has no remaining availability. The Company had $49.3 million outstanding under the Reckson Strategic Facility at September 30, 2001. These borrowings were utilized to fund Reckson Strategic investments and its general operations. As long as there are outstanding amounts under the Credit Facilities, the Company is prohibited from paying dividends on shares of its common stock or, subject to certain exceptions, incurring additional debt. The Credit Facilities are subject to certain other covenants and prohibit advances thereunder to the extent the advances could, in Reckson's determination, endanger the status of Reckson Associates as a REIT. Under the Credit Facilities, additional indebtedness may be incurred by the Company's subsidiaries. The Credit Facilities also contain covenants prohibiting the Company from entering into any merger, consolidation or similar transaction and from selling all or any substantial part of its assets, or allowing any subsidiary to do so, unless approved by the lender. The Credit Facilities also provide for defaults thereunder in the event debt is accelerated under another of FrontLine's financing agreements. On March 28, 2001, the Company's Board of Directors approved amendments to the Credit Facilities pursuant to which (i) interest is payable only at maturity and (ii) Reckson may transfer all or any portion of its rights or obligations under the Credit Facilities to its affiliates. These changes were requested by Reckson as a result of changes in REIT tax laws. In addition, the Reckson Strategic Facility was amended to increase the amount available thereunder to up to $110 million (from $100 million).

On September 11, 2000, FrontLine amended its $25.0 million credit agreement (the "FrontLine Bank Credit Facility"). Borrowings under the FrontLine Bank Credit Facility are secured by a 20.51% common ownership interest in HQ and bear interest, at the election of FrontLine, at LIBOR plus 5%. Any outstanding borrowings under the FrontLine Bank Credit Facility were due on October 25, 2001, as a result of various extensions exercised by FrontLine in May 2001. At September 30, 2001, FrontLine had fully borrowed the FrontLine Bank Credit Facility. The FrontLine Bank Credit Facility provides for a default thereunder in the event debt is accelerated under another of FrontLine's financing agreements or if there is a default under certain HQ financing agreements. The FrontLine Bank Credit Facility contains, among others, covenants relating to the financial ratios of HQ and covenants prohibiting the Company from (i) transferring, conveying, disposing of, pledging or granting a security interest in any of the collateral previously pledged under the FrontLine Bank Credit Facility, (ii) terminating, amending or modifying any organizational or other governing documents of the Company or HQ without first obtaining the lender's prior written consent, (iii) violating certain specified financial ratios, (iv) exceeding $25,000,000 of new indebtedness, and (v) declaring or paying cash dividends on any class of the Company's stock. Subsequent to September 30, 2001, the Company has not repaid the principal or paid any interest applicable to this period and accordingly is at the forbearance of the bank. There is no remaining availability under the Credit Facilities. As a result of the Company's failure to pay the principal and interest upon maturity on the FrontLine Bank Credit Facility, an event of default has occurred under the Credit Facilities with Reckson. The Company is currently in discussions with its lenders regarding the restructuring of its credit facilities. However, no assurances can be given that any further extensions or restructuring of the terms of these credit facilities will be agreed upon. In the event the Company is unable to reach a satisfactory resolution in connection with the restructuring of its indebtedness, the Company may be required to seek protection from its creditors under the federal bankruptcy laws.

During the three months ended March 31, 2000, the Company completed preferred stock offerings of 26,000 shares of Series A Preferred Stock at a price of $1,000 per share with net proceeds of $24.6 million. These shares are convertible into the Company's common stock at a price of $70.48. The Company did not declare or pay the quarterly dividend due on these shares on November 6, 2001. Accordingly, future dividends will accrue at a higher rate of 10.875%. If dividend distributions are in arrears for more than two quarterly periods, then the holders of such shares will be entitled to elect two additional members to the Company's Board of Directors.

While the Company's $25 million of Series B Preferred Stock is outstanding, the holders have consent rights for certain significant transactions, including the incurrence of additional debt by the Company or HQ, the issuance of equity securities senior to, or on a parity with, the Series B Preferred Stock or the issuance by HQ of preferred stock. These securities also contain certain covenants relating to HQ. In addition, the securities include a redemption premium of 27.5%. If the securities are not redeemed prior to December 13, 2001, the securities (including the amount of the redemption premium) become convertible at the holder's option into FrontLine common stock at the initial rate of $13.3875 per share, the preferred stock becomes a voting security on an "as-converted" basis, and quarterly dividends become payable from the date of initial issuance at the annual rate of 9.25%. If the Company does not pay the dividend on the Series B Preferred Stock in December 2001, the holders of such stock will have the right to vote on an "as converted" basis on any matters that holders of common stock are permitted to vote upon and to elect two members to the Company's Board of Directors. The securities have a mandatory redemption requirement after five years at a 27.5% premium, although certain capital events or uncured events of default would accelerate this period. In addition, the consent of two-thirds of the holders of the Company's Series A Preferred Stock is necessary in order to issue any equity securities ranking senior to the Series A Preferred Stock. The Company is also prohibited from paying dividends on its common stock unless full distributions have been paid on both the Series A Preferred Stock and Series B Preferred Stock. The Company currently does not anticipate that it will be in a position to pay the dividend that becomes payable on December 13, 2001 and is therefore in negotiations to amend or restructure the terms of the Preferred Equity Facility.

Currently, the Company has a short-term letter of credit in the amount of $0.4 million, which is being utilized as a security deposit.

The Company has entered into a stockholders agreement (the "HQ Stockholders Agreement") with certain of the stockholders of HQ Global which provides them with rights to put up to approximately 3.1 million shares of HQ Global (the "HQ Shares") to the Company during the two years subsequent to the HQ Merger if HQ Global has not completed an initial public offering of its shares. The Put Rights provide that up to 50% of the HQ Shares may be put to the Company in December 2001 (the "2001 Put Right") and any remaining HQ Shares may be put to the Company in July 2002 (the "2002 Put Right" and together with the 2001 Put Right, the "Put Rights"). The 2001 Put Right is payable by the Company in cash, an interest free note due on July 31, 2002, or FrontLine common stock (valued by independent investment banks at October 31, 2001), at the Company's option. The 2002 Put Right is payable by the Company in cash or FrontLine common stock. The Put Rights provide that the Company may satisfy its obligations thereunder through the issuance of FrontLine common stock only if the common stock continues to be listed on the NASDAQ stock market in connection with certain other transactions between such shareholder, or other national securities exchange. It is currently anticipated that the Company will not have cash available to satisfy the Put Rights. In addition, the Company's credit agreements and the certificate of designation creating the Series B Preferred Stock contain provisions requiring the consent of the lenders and the holders of the preferred stock, respectively, in connection with the issuance of additional indebtedness by the Company. The payment of the obligations under the Put Rights through the issuance of FrontLine common stock would require approval of the Company's stockholders in the event such issuance would exceed 20% of the Company's outstanding shares. The Company is in negotiations to have the Put Rights waived. However, no assurances can be given that the Put Rights will be waived.

FrontLine's operations do not require significant capital expenditures. There were no significant capital expenditure commitments as of September 30, 2001.

There can be no assurance as to the Company's ability to execute its business plan and to meet its obligations with respect to its credit facilities. If additional funds are raised through the issuance of equity securities, existing shareholders may experience significant dilution. The availability of additional capital is subject to numerous factors including some that are beyond the Company's control. In the event the company is unable to access additional capital, no assurance can be given that it will be able to meet its future cash requirements.

The Company has formed a committee of its Board of Directors, comprised solely of the independent directors of the Board, in order to address conflicts that may arise in connection with the Company's credit facilities with Reckson Operating Partnership. The committee has retained legal counsel in connection with its responsibilities.

EFFECTS OF INFLATION

Certain of HQ's leases include increases in annual rent based on changes in the consumer price index or similar inflation indices. HQ's contracts with clients generally range from nine to twelve months in duration. Accordingly, HQ does not have the ability to pass on its increased costs at the time of renewal of such contracts.

Interest on HQ's borrowings under the HQ Credit Facility is based on floating interest rates. HQ periodically evaluates their exposure to short-term interest rates and will, from time to time, enter into interest rate protection agreements, that mitigate, but do not eliminate, the effect of changes in interest rates on their floating-rate indebtedness under the HQ Credit Facility. These rates of interest will be influenced by changes in short-term rates and are sensitive to inflation and other factors. A significant increase in interest rates may have a negative impact on their earnings due to the variable interest rates under the HQ Credit Facility.

Effective January 1, 2001, HQ adopted Statement of Financial Accounting Standards No. 133 as amended (FAS 133), Accounting for Derivatives and Hedging Activities, as amended. HQ entered into contracts that establish a cap and a floor interest rate on notional amounts to hedge the interest rate risk on its floating rate debt. HQ's policy is that they will not speculate in hedging activities. The adoption of FAS 133 on January 1, 2001 resulted in an increase in interest expense of $3.8 million for the nine months ended September 30, 2001.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

HQ


The primary market risk facing HQ is interest rate risk on the HQ Credit Facility. HQ has mitigated this risk by entering into instruments which lock in the maximum underlying three-month LIBOR at levels between 7.93% and 9.00% on approximately $100.2 million of borrowings under the HQ Credit Facility with various expiration dates through September 30, 2002. For the nine-month period ended September 30, 2001, recognition of the fair value of this instrument resulted in an increase in interest expense of $3.8 million.

An increase in interest rates will have a negative impact on the net income of HQ due to the variable interest component of the HQ Credit Facility. Based on current interest rate levels, a 10% increase in underlying interest rates will have a 4.6% increase in interest expense, ignoring the short-term impact of remaining terms under current LIBOR hedge contracts.

Following the HQ Merger, HQ is conducting more of its operations in foreign currencies, primarily the British Pound. Due to the nature of foreign currency markets, there is potential risk for foreign currency losses as well as gains. Currently, HQ has not hedged its foreign currency risk.

HQ has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of September 30, 2001, HQ had no other material exposure to market risk.


FRONTLINE

Interest Rate Risk


FrontLine faces interest rate risk on its Credit Facilities and the FrontLine Bank Credit Facility. The Company has not hedged interest rate risk using financial instruments. The Credit Facilities bear interest at the greater of the prime rate plus 2% or 12% (with interest on balances outstanding more than one year increasing by 4% of the previous year's rate). The FrontLine Bank Credit Facility bears interest at LIBOR plus 5% for one, two, three or six-month interest periods, as elected by FrontLine. The rates of interest on the Credit Facilities and the FrontLine Bank Credit Facility will be influenced by changes in the prime rate and LIBOR. A significant increase in interest rates may have a negative impact on the financial results of the Company due to the variable interest rate (in excess of 12%) under the Credit Facilities.

The following table sets forth FrontLine's obligations with respect to the Credit Facilities, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value at September 30, 2001 (in thousands, except rates).


                               For the Year Ending December 31,
                  --------------------------------------------------------
                    2001        2002        2003         2004       2005       Thereafter      Total        Fair Value
                  ---------    -------    ----------     ------     ------     -----------    ---------    -----------
Variable rate..     $25,000        --       $142,061        --         --           --          $167,061     $181,963
Average
interest rate..       9.29%        --         12.51%        --         --           --            12.03%           --

Equity Market Risk

FrontLine faces equity market risk in its ownership interests in its unconsolidated companies. During the fourth quarter of the year ended December 31, 2000 and the first quarter of 2001, FrontLine recognized impairment charges to reflect decreased valuations for certain of its investments as a result of unfavorable market conditions and other factors (see Note 4 to the accompanying consolidated financial statements for further discussion). As a result of such impairment charges, along with the recognition of FrontLine's equity in the net losses of certain ownership interests, the carrying value of FrontLine's ownership interests in and advances to unconsolidated companies, at September 30, 2001 was $14.7 million, approximately 2.0% of total assets, thereby mitigating FrontLine's future equity market risk related to these interests.

PART II.     OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to the lawsuit captioned OmniOffices, Inc. et al. v. Joseph Kaidanow et al. set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. In connection with such litigation, on September 12, 2001, the District Court granted the summary judgment motion brought by the two stockholders and held that the 5,535,353 shares of non-voting common stock issued by Old HQ to CarrAmerica Realty Corp. in exchange for such indebtedness of Old HQ were null, void, and of no effect. The Company has been informed that CarrAmerica Realty Corporation is appealing such decision.

Reference is made to the lawsuit captioned Joseph Kaidanow and Robert Arcoro v. CarrAmerica Realty Corporation, HQ Global Workplaces, Inc., Thomas A. Carr, Philip L. Hawkins, C. Ronald Blankenship, Oliver T. Carr, and Gary Kusin set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. In connection with such litigation, on August 9, 2001, the Chancery Court granted the motion of the plaintiffs in the fiduciary action for leave to amend its complaint to include the Company as an additional defendant. The amended complaint dated October 15, 2001 alleges that the Company (i) aided and abetted a breach of fiduciary duties of CarrAmerica and the directors of Old HQ in the approval of the HQ Merger and (ii) tortuously interfered with the rights of the plaintiffs under the Tag-Along Rights Agreement providing the plaintiffs the right to participate pari passu in such merger transactions. The Company has indemnification rights against CarrAmerica with respect to damages incurred in such litigation pursuant to an agreement dated as of June 1, 2000.


Item 2.  Changes in Securities and Use of Proceeds--None


Item 3.  Defaults Upon Senior Securities

(i) HQ. HQ has received notice from the lenders under its senior credit agreement (the "Credit Agreement") that it is in default with respect to certain of its covenant and payment obligations under such agreement. On September 30, 2001, HQ elected not to make the principal amortization payment of $4.1 million due and payable under the Credit Agreement. On November 1, 2001, HQ entered into a forbearance agreement (the "Agreement"), effective as of October 1, 2001, with the lenders party to the Credit Agreement, wherein the lenders have agreed for a certain period of time to forbear from the enforcement of their remedies under the Credit Agreement with respect to HQ's default. For additional information regarding this matter, see "Note 5 -Notes Payable" to the Company's financial statements included elsewhere in this report, which note is incorporated by reference into this item.

On September 30, 2001, HQ elected not to make the interest payment due and payable with respect to its $125 million senior subordinated credit facility (the "Mezzanine Loan") in the amount of $4.2 million. For additional information regarding this matter, see "Note 5 - Notes Payable" to the Company's financial statements included elsewhere in this report, which note is incorporated by reference into this item.

(ii) FrontLine. The Company failed to repay the $25 million of principal and $0.2 million of interest due under the Company's $25 million secured credit facility which matured on October 25, 2001. The Company is currently in negotiations to further extend the maturity of this facility. For additional information regarding this matter see "Note 5 - Notes Payable" to the Company's financial statements included elsewhere in this report, which note is incorporated by reference into this item. As a result of the Company's failure to pay the principal and interest under the senior facility when due, an event of default has occurred under the Company's credit facilities with Reckson Operating Partnership, L.P. For additional information regarding this matter, see "Note 10 - Transactions with Related Parties" to the Company's financial statements included elsewhere in this report, which note is incorporated by reference into this item.

On November 6, 2001, the Company elected not to make the dividend payment due on the Company's Series A convertible cumulative preferred stock in the aggregate amount of $0.6 million. As a result of the failure to make the dividend payment, dividends on the Series A preferred stock will accrue quarterly at the rate of 10.875%. If dividends are in arrears for more than two quarterly periods, the holders of the Series A preferred stock will be entitled to elect two additional members to the Company's Board of Directors. Dividends on the Company's Series A preferred stock are cumulative, and therefore, all accrued and unpaid dividends on the Company's Series A preferred stock must be paid in full prior to commencing the payment of cash dividends on the Company's common stock.

Item 4.  Submission of Matters to a Vote of Securities Holders--None


Item 5.  Other Information--None


Item 6.  Exhibits  and Reports on Form 8-K


(a)     Exhibits--None

(b) During the three months ended September 30, 2001, the Registrant filed the following report:

         On August 14, 2001, the Registrant filed a Current Report on Form 8-K under Item 9 thereof in order to submit supplemental data for the quarter ended June 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      FRONTLINE CAPITAL GROUP



                      By: /s/ Scott Rechler
                         ------------------------------
                         Scott H. Rechler, President and Chief Executive Officer (Principal Executive Officer)



                      By: /s/ James Burnham
                         ------------------------------
                         James D. Burnham, Chief Financial Officer and Treasurer (Chief Accounting Officer)

Date:  November 14 , 2001