Form 10-K
period 2001-12-31
FRONTLINE CAPITAL GROUP
filed 2002-04-12
CIK 1052743

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                    FORM 10-K
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from __________ to __________

                         Commission File Number 0-30162

                            ---------------------

                            FRONTLINE CAPITAL GROUP
            (exact name of registrant as specified in its charter)


            DELAWARE                                11-3383642
  (State or other jurisdiction of                (I.R.S. Employer
   incorporation or organization)               Identification No.)

        405 LEXINGTON AVENUE
            NEW YORK, NY                              10174
(Address of principal executive offices)            (Zip Code)

      Registrant's telephone number, including area code: (212) 931-8000

                            ---------------------

          Securities registered pursuant to Section 12(b) of the Act:

    TITLE OF EACH CLASS            NAME OF EACH EXCHANGE ON WHICH REGISTERED
----------------------------       -----------------------------------------
Common Stock, $.01 par value                        NONE

       Securities registered pursuant to Section 12(g) of the Act: None

                            ---------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ ]

     The aggregate market value of the shares of common stock held by non-affiliates was approximately $1 million based on the closing price on the OTC Bulletin Board for such shares on April 12, 2002.

     The number of the Registrant's shares of common stock outstanding was 37,344,039 as of April 12, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for the Annual Shareholder's Meeting to be held in June 2002 are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

ITEM
NO.                                                                                              PAGE
----                                                                                             ----
                                                  PART I
1.    Business ................................................................................. I-1
2.    Properties ............................................................................... I-8
3.    Legal Proceedings ........................................................................ I-9
4.    Submission of Matters to a Vote of Security Holders ...................................... I-10

                                                 PART II
5.    Market for Registrant's Common Equity and Related Stockholder Matters .................... II-1
6.    Selected Financial Data .................................................................. II-2
7.    Management's Discussion and Analysis of Financial Condition and Results of Operations .... II-3
7a.   Quantitative and Qualitative Disclosure about Market Risk ................................ II-15
8.    Financial Statements and Supplementary Data .............................................. II-16
9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ..... II-16

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

                                                 PART IV
14.   Financial Statements and Schedules, Exhibits and Reports on Form 8-K ..................... IV-1

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

     FrontLine Capital Group ("FrontLine" or the "Company") was formed on July 15, 1997 and was spun off as a separate public company from Reckson Associates Realty Corp. ("Reckson Associates") in June 1998. FrontLine is a holding company with two distinct operating segments: one holds FrontLine's interest in HQ Global Workplaces, Inc., a company in the officing solutions market and its predecessor companies ("HQ" or the "HQ Global Segment"), and the other consists of FrontLine (parent company) ("FrontLine Parent") and its interests in a group of companies (the "Parent and Other Interests Segment") that provide a range of services.

     On March 13, 2002, HQ filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. Such filing may result in the substantial dilution or elimination of the Company's interest in HQ. As further described below, the Company is in default in its credit facilities and is in arrears in the payments of dividends on its preferred stock and in default on its obligations with regard to its redeemable preferred stock. As a result of the foregoing, the Company may be required to seek protection from its creditors under the federal bankruptcy laws.

     FrontLine is in default of its debt agreement and has insufficient cash reserves to continue operations for the next twelve months. Although negotiations are ongoing, it does not appear likely that a satisfactory restructuring of these obligations will be achieved. Accordingly, the Company is currently considering its future options, including seeking protection from its creditors under the federal bankruptcy laws.

     The accompanying consolidated financial statements have been prepared on a going concern basis of accounting and do not reflect any adjustments that might result should the Company be unable to continue as a going concern. The Company's inability to repay or refinance its indebtedness when due, and pay dividends on its redeemable preferred stock, its recent losses from operations and the related Chapter 11 proceeding of HQ raise concern about its ability to continue as a going concern. The appropriateness of using the going concern basis is dependent upon, among other things (i) confirmation of a plan of reorganization of HQ under the Bankruptcy Code, (ii) the ability to achieve profitable operations after such confirmation and (iii) the ability to generate sufficient cash from operations and through asset sales to meet its obligations.

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

     In conjunction with the Restructuring, and in light of market conditions, FrontLine reevaluated the carrying values of its ownership interests and as a result of this reevaluation recorded aggregate impairment charges of $57.7 million through December 31, 2001 and $25.7 million in the fourth quarter of the year ended December 31, 2000 to reduce the carrying values of these investments to their estimated fair values.

     In June 2001, the Company and HQ terminated discussions regarding a potential merger with a competitor and the associated fees have been expensed. HQ also recognized restructuring charges in 2001 related to the closure of non-performing centers and employee severance related to a management restructuring and headcount reduction.

HQ GLOBAL BANKRUPTCY

     As noted above, HQ Global and certain of its affiliates (collectively, the "Debtors") filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Court"). The Debtors will continue to operate and manage properties in the ordinary course of business during the Chapter 11 proceeding. The Debtors have the exclusive right to propose a plan of reorganization during the 120-day period following March 13, 2002, which period may be extended by the Court.

     The Debtors anticipate proposing a plan of reorganization in accordance with the federal bankruptcy laws as administered by the Court. Confirmation of a plan of reorganization could materially change the amounts currently recorded in the financial statements. The financial statements do not give effect to any adjustment to the carrying value of assets, or amounts and classifications of liabilities that might be necessary as a consequence of this matter. HQ's bankruptcy filing may result in the substantial dilution or elimination of the Company's interest in HQ.

     Through December 31, 2001, HQ has incurred professional fees of approximately $5.7 million relating to the bankruptcy proceedings, which are included in restructuring costs in the accompanying statement of operations (see note 14).

DELISTING BY NASDAQ

     In March 2002, the Company's stock was delisted by Nasdaq as a direct result of the HQ bankruptcy filing. The Company's common stock currently trades on the OTC Bulletin Board under the symbol FLCGQ.

DISCONTINUED OPERATIONS

     In December 2001, HQ Global's Board of Directors approved a plan to dispose of HQ's business in Europe. The planned disposition of the businesses in Europe represents the disposal of a business segment under Accounting Principles Board ("APB") Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB 30"). As a result of this transaction, the consolidated balance sheets as of December 31, 2000 and 2001 and the statements of operations and cash flows for the years ended December 31,

1999, 2000 and 2001 have been reclassified to present the European businesses as a discontinued operation. Summarized financial information for the discontinued operations is as follows (in thousands):



                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                            2001         2000
                                                         ----------    --------
Revenues .............................................   $   42,078    $ 28,471
                                                         ----------    --------
Income (loss) before provision for income taxes ......   $ (142,780)   $  3,059
(Provision) for income taxes .........................       (1,838)     (1,988)
                                                         ----------    --------
Income (loss) from discontinued operations, net ......   $ (144,618)   $  1,071
                                                         ==========    ========

     The loss from discontinued operations for the year ended December 31, 2001 contains an asset impairment charge of $141.2 million.

     The major classes of assets and liabilities of the discontinued operations included in the consolidated balance sheet were as follows (in thousands):

                                                             DECEMBER 31,
                                                      -------------------------
                                                         2001           2000
                                                      ---------      ---------
Current assets ...................................    $  14,191      $  16,793
Property and equipment, net ......................        8,546         19,671
Investments ......................................        9,387         30,531
Intangibles and other noncurrent assets, net .....           --         86,198
Liabilities ......................................      (26,624)       (12,848)
                                                      ---------      ---------
Net assets .......................................    $   5,500      $ 140,345
                                                      =========      =========

HQ

     HQ is a provider of flexible officing solutions. As of December 31, 2001, HQ owned, operated, or franchised 385 business centers, which are included in continuing operations and are primarily located in the United States. There were 40 business centers operating at December 31, 2001 that were held for sale and included in discontinued operations or in the process of being closed. A wholly-owned subsidiary of HQ is also the franchiser of 51 domestic and 31 international business centers for unrelated franchisees. Excluding franchised and managed centers, as April 12, 2002, HQ owned and operated 284 business centers.

     HQ provides a complete outsourced office solution through furnished and equipped individual offices and multi-office suites available on short notice with flexible contracts. HQ also provides business support and information services including: telecommunications; broadband Internet access; mail room and reception services; high speed copying, faxing and printing services; secretarial, desktop publishing and IT support services and various size conference facilities, with multi-media presentation and video teleconferencing capabilities. HQ also provides similar services for those businesses and individuals that do not require offices on a full-time basis.

     On June 1, 2000, VANTAS, a majority-owned subsidiary of the Company, merged with HQ Global Workplaces, Inc. ("Old HQ"), an affiliate of CarrAmerica Realty Corporation ("CarrAmerica"), in a two-step merger (the "HQ Merger"). As a result of the HQ Merger, the combined company became a wholly-owned subsidiary of a newly-formed parent corporation, HQ Global Holdings Inc. ("HQ Global"), under the name HQ Global Workplaces, Inc. See Note 3 to the financial statements included elsewhere in this Form 10-K. For the year ended December 31, 2000, the results of operations included in the financial statements in this Form 10-K are comprised of twelve months of VANTAS and the seven months of Old HQ following the HQ Merger with HQ Global.

BUSINESS STRATEGY


Workplace Solutions
-------------------

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

     o 24/7 access

     o Client services area with essential office equipment

     o Complimentary beverage service including coffee and tea

     o Meeting rooms with audio-visual equipment

     o Office supplies

     o Access to approximately 400 centers worldwide through operated and franchised locations

People:

     o Professional receptionist to greet guests

     o Dedicated administrative staff proficient in business software

     o Telephone answering and call screening

     o Meeting planning and catering

     o Responsive on site management and support teams

     o IT support teams

Technology:

     o High speed Internet connectivity

     o E-Mail

     o Telecommunications services

     o Webhosting

     o Video conferencing

     o Telephone and web conferencing

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

Additional Services

     HQ offers a variety of additional services to its clients on an as-needed basis and charges for these services according to a price schedule. Such services, which may be a key determinant in a client's decision to choose a business center, include word processing and secretarial services, desktop publishing/graphics design, clerical services (i.e., photocopying, filing, labeling, concierge services), and technical support services (hardware/software).

Clients
-------

     As of December 31, 2001, HQ had approximately 43,000 clients, including both Full Office and Business Access clients, utilizing 31,000 workstations. Approximately 60% of HQ's Full Office clients are large regional or national companies, often purchasing HQ's services at multiple locations. National and regional firms generally prefer doing business with a larger, well-established business center operator, such as HQ, in order to ensure longevity and consistency of service, as well as the ability to contract for multiple locations in multiple markets with a single provider. In return, the largest business center operators typically obtain more favorable lease terms than single site operators who are unable to provide this level of service. No single client accounts for more than 1% of HQ's revenues.

Suppliers
---------

     HQ's primary suppliers are its landlords from whom it leases office space. These landlords include primarily large real estate companies from which HQ leases space at multiple locations. HQ's landlords include Boston Properties, Inc., CarrAmerica, Duke-Weeks Realty Corporation, Equity Office Properties Trust ("EOP"), Reckson Associates and Shorenstein Properties. No single landlord accounts for more than 9% of the aggregate annual rental payments made by HQ.

     The initial terms of the agreements pursuant to which HQ leases office space from landlords average approximately 10 years and, in most cases, carry lease renewal options at 95% to 100% of fair market value. In any given year, a portion of the leases held in HQ's portfolio of leases will be eligible for renewal. This lease expiration diversity enables HQ to manage lease rates on a portfolio basis. In the years ending December 31, 2002, 2003 and 2004, 6.6%, 7.8% and 13.5% of the continuing operations leases are scheduled to expire, respectively.

Office Service Agreements
-------------------------

     HQ provides furnished office space to clients with flexible terms. A number of a business center's clients terminate their agreements during the course of a year and, therefore, maintaining high occupancy requires ongoing sales efforts. One risk HQ faces is the risk of non-renewals resulting in lower occupancy and reduced service revenues. Despite the short-term nature of the office service agreements, many clients elect to renew their office service agreements and remain clients for periods of time averaging approximately four times longer than the original term of their service agreement. HQ estimates that the historical average length of stay of its Full Office clients is approximately two to three years. At December 31, 2001, HQ occupancy as measured by occupied offices, for continuing operations business centers owned and operated by HQ was approximately 69%. Although HQ's occupancy rates vary from one period to another and are not the only determinant in its ability to generate revenues and profits, HQ's continued ability to generate business center operating income is dependent upon sufficiently high occupancy rates.

Franchise Centers
-----------------

     HQ provides its clients with an additional 82 office center locations, which are operated under franchise agreements by third party owners. These franchised centers, of which 51 are located in 11 states and 31 are located in 12 international locations, provide HQ's clients with additional solutions to their global office needs. HQ receives a franchise royalty from these third party owners for the use of the HQ name, with royalty percentages ranging from 1.0% to 2.5% of the franchise center's gross revenue. Franchise fees aggregated $1.5 million for the year ended December 31, 2001, and are included in business services revenues.

Managed and Joint Venture Centers
---------------------------------

     As of December 31, 2001, HQ managed three centers in the United States. Subsequently, two of the managed agreements have expired, leaving one managed center in HQ's portfolio. Additionally, HQ has entered into a joint venture agreement with EOP and currently manages one center pursuant to this agreement. Management fees generally include a base fee plus an incentive fee and certain profit participations.

Marketing Alliance
------------------

     HQ has a marketing alliance with Servcorp, a business center operator with centers primarily located in Asia, Australia and New Zealand, whereby HQ receives and provides client referrals from and to Servcorp.

The Industry
------------

     During 2001, the U.S. economy experienced a recession, which had a negative impact on the users of flexible officing solutions, causing a significant downturn in the industry. The industry is highly fragmented with over 10% of total business centers owned by the two largest participants, including HQ.

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

     o the growing use and acceptance of enhanced telecommunication and computer technologies which can help businesses create "virtual offices" without fixed space requirements; and

     o the increased awareness by commercial real estate owners that business centers can provide amenities to existing tenants (such as conference facilities and offices for visiting executives) and act as an incubator for future tenants.

     Furthermore, the emergence of certain communications technologies has played an important role in the evolution of the industry. Improved telecommunication services and Internet applications have become more frequently utilized and integrated into business center service offerings. As the industry continues to evolve, office equipment and communications technology will become an increasingly competitive factor. Business center operators are likely to face pressure to invest in technology in order to offer services such as E-mail and LANs as well as video conferencing.

Competition
-----------

     The industry is highly fragmented with approximately 10% of total business centers owned by HQ and the two largest participants, including HQ. In many markets, HQ's largest competitor may be a locally-owned operator with several centers. HQ's largest global competitor is Regus plc. Regus has a large international presence and a smaller but expanding presence in the United States. HQ may compete with these and other entities in both the search for attractive business center locations and in attracting and retaining clients in its business centers as well as skilled managers.

Team Members
------------

     As of December 31, 2001, HQ employed approximately 1,700 team members (employees) including 225 corporate team members. None of these team members is covered by a collective bargaining agreement and HQ believes its relationship with team members is good. HQ is continually implementing and improving its operating systems, expanding opportunities and providing training programs for its team members.

     Management compensation consists of base salaries and incentive compensation based upon HQ's performance and individual team member performance. In addition, certain team members participate in a stock option plan designed to motivate long-term contribution to HQ's success.

Geographic Information
----------------------

     Information by geographic area is provided in Item 2, below. As of December 31, 2001, HQ's continuing operations are primarily located in North America, except for certain franchise centers.

PARENT AND OTHER INTERESTS SEGMENT

     The Parent and Other Interests Segment consists of FrontLine and its interests in a group of companies, which provide a range of services.

     As discussed above, in conjunction with the Restructuring and in light of market conditions experienced beginning in mid-2000, FrontLine reevaluated the carrying value of its ownership interests and, as a result of this re-evaluation, recorded aggregate impairment charges of $57.7 million through the year ended December 31, 2001 and $25.7 million in the fourth quarter of the year ended December 31, 2000 to reduce the carrying values of these investments to their estimated fair values.

     FrontLine also has an interest in Reckson Strategic Venture Partners, LLC, which invests in operating companies with experienced management teams in real estate and real estate related market sectors which are in the early stages of their growth cycle or offer unique circumstances for attractive investments, as well as platforms for future growth.

     At December 31, 2001, FrontLine had 4 employees.

     See Note 4 to the accompanying Consolidated Financial Statements for financial information and further discussion and financial data related to our Parent and Other Interests Segment.

ITEM 2. PROPERTIES

     FrontLine's principal office is located at 405 Lexington Avenue, New York, New York, 10174. Management believes that such space is sufficient to meet FrontLine's present needs and does not presently anticipate securing additional space.

HQ Business Centers at December 31, 2001

     The following table sets forth the number of HQ business centers and the related number of workstations that HQ operated as of December 31, 2001. HQ centers are located in buildings where HQ leases office space from landlords. See "Suppliers" in Item 1 to this Form 10-K.

LOCATION                              CENTERS     WORKSTATIONS
--------                              -------     ------------
United States:
 Alabama .........................        2             211
 Arizona .........................        7             893
 California ......................       56           7,000
 Colorado ........................        9           1,309
 Washington D.C. .................       26           3,209
 Florida .........................       12           1,252
 Georgia .........................       18           2,024
 Illinois ........................       27           3,115
 Indiana .........................        3             273
 Kansas ..........................        2             251
 Massachusetts ...................       16           1,698
 Michigan ........................        6             780
 Minnesota .......................        5             604
 Missouri ........................        3             309
 Nevada ..........................        4             429
 New Jersey ......................       16           1,330
 New York ........................       33           4,503
 North Carolina ..................        4             527
 Ohio ............................        8             823
 Oklahoma ........................        1             103
 Oregon ..........................        3             377
 Pennsylvania ....................        4             381
 Tennessee .......................        1             103
 Texas ...........................       19           2,607
 Utah ............................        1             103
 Washington ......................        9           1,018
 Wisconsin .......................        1              61
                                         --           -----
U.S. -- Operated Centers .........      296          35,293

International: ...................
 Argentina .......................        1             100
 Mexico ..........................        6             341
                                        ---          ------
International Centers ............        7             441
Franchise Centers ................       82           6,724
                                        ---          ------
Total Centers ....................      385          42,458
                                        ===          ======

     HQ operates 116 of these centers and approximately 15,000 workstations in the top five markets of New York City, Los Angeles, Chicago, Washington D.C. and San Francisco. Additionally, HQ has 82 franchised centers of which 51 are located in 11 states and 31 are located in 12 international locations. HQ also manages three business centers for other owners. Overall, as of December 31, 2001, HQ provided its clients officing solutions in 385 centers, with 42,458 workstations in 14 countries.

     HQ's corporate headquarters is located at 15305 North Dallas Parkway, Dallas, Texas.

ITEM 3. LEGAL PROCEEDINGS

     On February 4, 1999, a lawsuit captioned OmniOffices, Inc. et al. v. Joseph Kaidanow, et al., (Civil Action No. 99-0260) was filed in the United States District Court for the District of Columbia. This litigation (the "D.C. Action"), is with two stockholders of Old HQ (f/k/a OmniOffices, Inc.) and involves the conversion of approximately $111 million of debt previously loaned to Old HQ by CarrAmerica, into HQ's non-voting common stock. CarrAmerica and Old HQ initiated the action by filing a complaint seeking a declaratory judgment that the conversion price was fair, following threats by Messrs. Kaidanow and Arcoro ("Defendants") to challenge the conversion price. Defendants filed counterclaims against CarrAmerica, Old HQ and the then current directors of Old HQ, seeking a judgment declaring the conversion void or voidable, or in the alternative, compensatory and punitive damages. The stockholders' counterclaim makes no allegations against HQ. By January 2000, discovery was complete, the case was fully briefed, and the parties were awaiting a court ruling on HQ and CarrAmerica's ("Plaintiffs") motion for summary judgment and Defendants' motion to modify the scheduling order and motion to seal. The case was reassigned twice, and the two motions were then dismissed without prejudice on September 19, 2000 and September 26, 2000. On November 13, 2000, Plaintiffs filed a motion to reinstate their summary judgment motion. Defendants filed a cross-motion for leave to file a cross-motion for summary judgment. The Court permitted the refiling and took the motion and cross-motion for summary judgment under advisement. On September 12, 2001, without holding oral argument, the Court denied Plaintiffs' motion for summary judgment, but granted the Defendants' cross-motion for summary judgment. Plaintiffs and the directors of old HQ filed a Notice of Appeal in October, 2001. On February 15, 2002, the D.C. Circuit announced that oral argument was scheduled for January 16, 2003. On March 17, 2002, the D.C. Circuit referred the appeal to its Appellate Mediation Program.

     In re HQ Global Workplaces, Inc. Shareholder Litigation, No. 17996-NC. The original lawsuit (the "Fiduciary Action"), was brought in Delaware State Chancery Court on April 17, 2000 by Kaidanow and Arcoro ("Plaintiffs") but was removed to the Federal District Court for the District of Delaware and then remanded on Plaintiffs' motion back to Delaware Chancery Court. The action alleges a breach of fiduciary duty by CarrAmerica Realty Corporation and Old HQ's directors in approving the HQ Merger transaction. The complaint alleges among other things that allocation of the purchase price between the UK and U.S. companies failed to meet the standard of entire fairness, and that CarrAmerica breached its obligations under the Tag-Along Rights Agreement between Plaintiffs and CarrAmerica. The lawsuit also alleges an aiding and abetting claim against the Company as well as a tortuous interference claim against HQ and the Company. The Plaintiffs in the Fiduciary Action have also brought an appraisal action in the Chancery Court requesting appraisal of 100,000 of their shares sold in the HQ Merger. Modest discovery has occurred in the Appraisal Action. The Appraisal Action and the Fiduciary Action have now been consolidated into one action. On March 8, 2002, Plaintiffs filed a motion for leave to amend their complaint to add, inter alia, a breach of warrant agreements claim against HQ and other claims against FrontLine. On March 15, 2002, HQ filed a notice of bankruptcy stay, stemming from its March 13, 2002 voluntary petition for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the District of Delaware. HQ informed the Court that the consolidated action should be stayed as to HQ pursuant to the automatic stay provisions of the Bankruptcy Code. At a status conference held on March 25, 2002, the Vice Chancellor ordered the parties to work out a scheduling order for the briefing of the motion regarding the stay of the proceedings.

     On or about October 3, 2001, Burgess Services, LLC ("Burgess Services"), Dominion Venture Group, LLC ("Dominion Venture Group") and certain affiliated parties commenced an action in Oklahoma State Court against Reckson Strategic Venture Partners, LLC ("RSVP"), Reckson Associates Realty Corp. ("Reckson"), and RAP-Dominion LLC ("RAP-Dominion"), a joint venture through which RSVP and Reckson invested in a venture with certain of the plaintiffs. On April 10, 2002, the litigation was settled without liability on the part of the Company or the defendant. In connection with the settlement, the joint venture will be terminated. As a result of this settlement, the Company determined that no further impairment was necessary on its carrying value in its investment in Reckson Strategic.

     In April 2000, the Company entered into an office lease which expires in December 2010. In January 2001, the Company assigned the lease to HQ. The lease assignment did not relieve the Company of any of its obligations under the terms of this lease. At December 31, 2001, HQ was past due on $0.3 million of rent and had a $2.8 million letter of credit outstanding with the landlord for the office. Of the $57.6 million HQ restructuring charge recorded in 2001, a $4.8 million accrual applicable to this lease was recorded as an estimate for the cost of terminating this lease. If the ultimate cost of terminating this lease exceeds the outstanding letter of credit, then additional cash may need to be paid by either HQ or the Company. Since HQ is currently in bankruptcy, the landlord is likely to seek to recover any further damages from FrontLine. As of December 31, 2001, the remaining lease commitment in excess of the existing letter of credit was $24.2 million.

     The Company also has potential liability under its indemnification of CarrAmerica for liabilities of CarrAmerica under its guarantees relating to five HQ leases. In conjunction with the HQ Merger pursuant to the terms of a stockholders agreement, FrontLine agreed to indemnify CarrAmerica for its guarantees of certain HQ leases. At December 31, 2001, HQ had $1.4 million in outstanding letters of credit associated with these 5 leases. Of the $57.6 million HQ restructuring charge recorded in 2001, a $2.3 million accrual applicable to this lease was recorded as an estimate for the cost of terminating these leases. As of December 31, 2001, the remaining lease commitments in excess of the existing letter of credit was $25.4 million.

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

     Management does not anticipate that these legal litigations will negatively impact future operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of shareholders during the fourth quarter of the year ended December 31, 2001.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock traded over the counter ("OTC") under the symbol "RSII" through August 1999 when it began trading on the NASDAQ National Market ("NASDAQ"). In April 2000, the Company's symbol was changed to "FLCG." As a direct result of the HQ bankruptcy filing in March 2002, the symbol was changed by NASDAQ to FLCGQ. In March 2002, the Company's common stock was delisted by NASDAQ and currently trades on the OTC Bulletin Board. The following table sets forth the quarterly high and low closing bid prices per share of the Company's common stock reported for each respective quarter. These OTC and NASDAQ market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Since inception, the Company has not paid any dividends to its shareholders. Under the terms of the Company's credit facilities, as long as there are outstanding advances under such facilities, the Company is prohibited from paying dividends on any share of its common stock. In addition, the payment of dividends on the Company's common stock is prohibited unless full distributions have been paid on both of the Company's Series A and Series B Preferred Stock. The Company is in arrears with regard to the payment of dividends on its Series A and Series B Preferred Stock.

FLCG STOCK PRICE

     2000
     ----
     March 31 .............     $ 61.750       $ 40.875
     June 30 ..............     $ 44.625       $ 14.063
     September 30 .........     $ 24.250       $ 14.563
     December 31 ..........     $ 15.750       $  9.594

     2001
     ----
     March 31 .............     $ 10.50        $ 10.06
     June 30 ..............     $  1.97        $  1.01
     September 30 .........     $  0.13        $  0.08
     December 31 ..........     $  0.13        $  0.10

     The number of registered shareholders of the Company's common stock as of April 12, 2002 was 6,805.

UNREGISTERED SALES OF SECURITIES

     As distributions on its Series A 8.875% Convertible Cumulative Preferred Stock (the "Series A Preferred Stock") which were payable in February 2001, May 2001 and August 2001, FrontLine issued 43,227, 63,895 and 484,973 shares of its common stock, respectively, to the institutional investor that holds the Series A Preferred Stock in transactions exempt from registration under Section 4(2). The Company did not declare or pay the quarterly dividend due on these shares on November 6, 2001 or February 6, 2002.

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

     As noted above, the Company is in arrears with regard to the payment of dividends on its Series A and Series B Preferred Stock. For information concerning the failure to pay such dividends, please see Item 7 below.

ITEM 6. SELECTED FINANCIAL DATA

                                                                                                               PERIOD FROM
                                                                                                              JULY 15, 1997
                                                                 YEAR ENDED DECEMBER 31,                      (INCEPTION) TO
                                                ---------------------------------------------------------       DECEMBER 31,
                                                   2001           2000(2)         1999(3)          1998            1997
                                                   ----           -------         -------          -----      ---------------
                                                                   (IN THOUSANDS EXCEPT SHARE AMOUNTS)
OPERATIONS SUMMARY:
 HQ operating revenues ....................     $  470,707      $  455,490       $ 214,445      $     --         $   --
 HQ operating income ......................         24,354          87,847          27,527            --             --
 Corporate general and administrative               (3,915)        (16,478)         (9,509)       (2,613)          (479)
 Equity in net loss and impairment of
   unconsolidated companies ...............        (36,448)       (125,928)        (10,266)       (3,630)           223
 Net loss applicable to common
   shareholders ...........................     $ (630,408)     $ (234,897)      $ (39,847)     $ (8,147)        $ (258)
PER SHARE DATA(1):
 Basic and diluted net loss ...............     $   (17.03)     $    (6.73)      $   (1.56)     $  (0.56)        $   --
BALANCE SHEET DATA (PERIOD END):
 Cash and cash equivalents ................     $   18,139      $   19,665       $  32,740      $  2,026         $  130
 Working capital (deficit) ................       (630,151)        (36,833)         17,090           132             11
 Ownership interests in and advances
   to unconsolidated companies(4) .........         13,396          39,845          97,833        45,838          5,845
 Intangible assets ........................         16,820         581,680         239,412            --             --
 Total assets .............................        280,768       1,119,452         541,983        58,843          7,519
 Long-term debt ...........................             --         440,449         274,380        40,981             --
 Total shareholders' (deficiency)
   equity(5) ..............................     $ (504,690)     $  120,843       $ 114,109      $ 15,968         $4,222


----------------
(1)  Based on 37,009,891, 34,880,709, 25,600,985 and 14,522,513 weighted average shares of common stock outstanding for the years ended December 31, 2001, 2000, 1999 and 1998, respectively.

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

(4) Includes the carrying value of investments in Reckson Strategic Venture Partners, LLC of $13,396,000, $28,969,000, $36,626,000, $15,561,000 and
     $5,520,000 as of December 31, 2001, 2000, 1999, 1998 and 1997 respectively.

(5) No dividends on the common stock were paid in any of the periods presented. During the year ended December 31, 2001 and December 31, 2000, the Company recognized $5,582,000 and $2,119,000, respectively of dividends on and accretion of preferred stock.

NOTE: Certain prior period amounts have been reclassified to conform to the current year presentation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the accompanying financial statements of FrontLine Capital Group (the "Company" or "FrontLine") and related notes thereto.

     The Company considers certain statements set forth in this Annual Report Form 10-K herein to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, with respect to the Company's expectations for future periods. Certain forward-looking statements involve certain risks and uncertainties. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the actual results may differ materially from those set forth in the forward-looking statements and the Company can give no assurance that such expectations will be achieved. Certain factors that might cause the results of the Company to differ materially from those indicated by such forward-looking statements include, among other factors, an inability to extend and/or amend the terms of the Company's outstanding indebtedness and HQ Global Holdings Inc. ("HQ" or the "HQ Global Segment") indebtedness on terms that are favorable to the Company and its common stockholders, results of any recapitalization of HQ and its bankruptcy, negative changes in the officing solutions industry or the Internet-related businesses in which the unconsolidated companies in which we invest operate, a continued downturn in general economic conditions, increases in interest rates, a lack of capital availability, ability to satisfy financial covenants, competition, reduced demand or decreases in rental rates for executive office suites and other real estate-related risks such as the timely completion of projects under development, our inability to complete future strategic transactions, costs incurred in connection with strategic transactions and our dependence upon our key personnel and the key personnel of HQ and other risks detailed in FrontLine's reports and other filings made with the Securities and Exchange Commission. Consequently, such forward-looking statements should be regarded solely as reflections of the Company's current operating and development plans and estimates. These plans and estimates are subject to revision from time to time as additional information becomes available, and actual results may differ from those indicated in the referenced statements.

CRITICAL ACCOUNTING POLICIES

     The consolidated financial statements of the Company include accounts of the Company and its majority-owned subsidiary. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the Company's consolidated financial statements and related notes. In preparing these financial statements, management has utilized information available including its past history, industry standards and the current economic environment among other factors in forming its estimates and judgments of certain amounts included in the consolidated financial statements, giving due consideration to materiality. It is possible that the ultimate outcome as anticipated by management in formulating its estimates inherent in these financial statements may not materialize. However, application of the critical accounting policies below involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In addition, other companies may utilize different estimates, which may impact comparability of the Company's results of operations to those of companies in similar businesses.

PROPERTY AND EQUIPMENT

     Office equipment, furniture and fixtures are depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. The cost of HQ's enterprise resource system is being amortized over seven years. Leasehold improvements are amortized over the lesser of the term of the related lease or the estimated useful lives of the assets.

IMPAIRMENTS OF OWNERSHIP INTERESTS AND ADVANCES TO UNCONSOLIDATED COMPANIES

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

IMPAIRMENTS OF LONG-LIVED ASSETS

     The Company reviews long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset projected future undiscounted cash flows expected to be generated by the asset or business center. In preparing these projections, HQ must make a number of assumptions concerning occupancy rates, rates which will be charged to clients for workstations and services, and rates of growth of rent expense and other operating expenses. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets.

RISK AND UNCERTAINTIES

     The future results of operations and financial condition of HQ will be impacted by the following factors, among others: the competition in the office solutions business with respect to, among other things, price, service, and location; dependence on leases and changes in lease costs; the availability of capital for expansion; the ability to obtain and retain qualified employees; the level of difficulty experienced in the integration of acquired businesses; the competition for future acquisitions; and the ability of HQ to secure adequate capital.

OVERVIEW AND BACKGROUND

     FrontLine is a holding company, with two distinct operating segments: one holds FrontLine's interest in HQ Global Workplaces, Inc., a company in the officing solutions market, and its predecessor companies ("HQ" or the "HQ Global Segment"), the other consists of FrontLine (parent company) ("FrontLine Parent") and its interests in a group of companies (the "Parent and Other Interests Segment") that provided a range of services.

     In October 2000, FrontLine announced that, as a result of changing capital market conditions, it was refining its strategic plan (the "Restructuring" - see
Note 14 to the accompanying consolidated financial statements for further discussion) to highlight its holdings in HQ and to maximize the value of its other holdings. Additionally, in conjunction with the Restructuring, FrontLine announced that it would focus its resources and capital on the businesses within its existing portfolio and cease pursuing new investment activities.

     In conjunction with the Restructuring, FrontLine re-evaluated the carrying values of its investments and recorded aggregate impairment charges of $57.7 million through the year ended December 31, 2001 and $25.7 million in the fourth quarter of the year ended December 31, 2000, in order to reduce the carrying value of these investments to fair value.

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

EFFECT OF VARIOUS ACCOUNTING METHODS ON RESULTS OF OPERATIONS

     The interests that FrontLine owns in its investee entities and Reckson Strategic Venture Partners, LLC (the "Reckson Strategic") have historically been accounted for under one of three methods: consolidation, equity method and cost method. The applicable accounting method is generally determined based on the Company's voting interest and rights in each investee.

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

     Equity Method. Investees whose results are not consolidated, but over whom the Company exercises significant influence, have been accounted for under the equity method of accounting. Investments which were accounted for under the equity method of accounting included: EmployeeMatters, Inc. ("EmployeeMatters"
- sold in December 2000), OnSite Access, Inc., RealtyIQ Corp. ("RealtyIQ" - sold in April 2001), UpShot.com and Reckson Strategic.

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

HQ

OVERVIEW OF 2001 DEVELOPMENTS

     For the fiscal year ended December 31, 2001, HQ's business centers incurred a general decline in business performance, reflective of the challenging economic environment experienced throughout the year.

     In response to reduced demand and downward pricing pressure for HQ's products and services, HQ initiated a restructuring program in the second quarter of 2001 including the closure of business centers and reduction in workforce. Accordingly, HQ recognized a restructuring charge in the second quarter related to these actions.

     In the third quarter of 2001, HQ defaulted on its principle payments due under the HQ Credit Facility and also defaulted on the third quarter interest payment due under the HQ Mezzanine Loan. Additionally, the third quarter included an asset impairment charge in association with the downturn in business performance.

     In the fourth quarter of 2001, HQ expanded its restructuring program to include the closure of additional business centers and further reductions in workforce. Accordingly, HQ recognized a restructuring charge related to these actions. Additionally, the fourth quarter included an asset impairment charge due to further deterioration in business performance. Also in the fourth quarter of 2001, HQ decided to dispose of its European operations.

     On March 13, 2002, HQ filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Court"). HQ will continue to operate and manage properties in the ordinary course of business during the Chapter 11 proceeding, utilizing a new $30 million credit facility for liquidity, as necessary. HQ anticipates proposing a plan of reorganization in accordance with the federal bankruptcy laws as administered by the Court.

RESULTS OF CONTINUING OPERATIONS

YEAR ENDED DECEMBER 31, 2001 AND 2000

     Revenues. Total business center revenues for the year ended December 31, 2001 were $470.7 million, representing an increase of $15.2 million, or 3.3%, from the year ended December 31, 2000. The increase is primarily attributable to the inclusion of a full year of revenue from business centers acquired in the HQ Merger on June 1, 2000, offset by a general decline in business performance. Reflective of the challenging macro-economic environment experienced throughout 2001, business centers experienced reduced demand and downward pricing pressure.

     Business centers with twelve months of activity for both periods under comparison ("Same Center") had revenues for the year ended December 31, 2001 and 2000 of $201.0 million and $241.3 million, respectively, representing a decrease in 2001 of $40.3 million, or 16.7%, compared with 2000.

     Business centers that were acquired during the periods under comparison ("Acquired Center") had revenues for the years ended December 31, 2001 and 2000 of $216.3 million and $156.9 million, respectively, representing an increase of $59.4 million, or 37.9%, compared with 2000. The increase is attributable to the inclusion of a full year of revenue from business centers acquired in the HQ Merger on June 1, 2000.

     Business centers with less than twelve months of activity during one of the periods under comparison ("Development Center") had revenues for the years ended December 31, 2001 and 2000 of $21.2 million and $11.1 million, respectively, representing an increase of $10.1 million compared with 2000. At December 31, 2001 and 2000, there were 15 and 12 Development Centers, respectively, excluding acquired centers open for less than 12 months.

     Business centers that were closed, or were in the process of closing, during the period under comparison ("Closing Center") had revenues for the years ended December 31, 2001 and 2000 of $32.2 million and $46.2 million, respectively.

     Expenses. Total business center expenses for the year ended December 31, 2001 were $385.5 million, representing an increase of $68.3 million, or 21.5%, from the year ended December 31, 2000. The increase is primarily attributable to the inclusion of a full year of expenses from business centers acquired in the HQ Merger on June 1, 2000.

     Same Center expenses for the years ended December 31, 2001 and 2000 were $159.6 million and $167.6 million, respectively, representing a decrease in 2001 of $8.0 million, or 4.8%, compared with 2000. The decrease is attributable to reduced center general and administrative costs, as well as lower technology and business service expenses associated with the decline in related revenue, offset by certain lease increases and higher bad debt expense.

     Acquired Center expenses for the years ended December 31, 2001 and 2000 were $169.9 million and $101.4 million, respectively. The increase is primarily attributable to the inclusion of a full year of expenses for business centers acquired in the HQ Merger.

     Development Center expenses for the years ended December 31, 2001 and 2000 were $18.7 million and $9.9 million, respectively, representing an increase of $8.8 million, compared with 2000.

     Closing Center expenses for the years ended December 31, 2001 and 2000 were $37.3 million and $38.3 million, respectively.

     Business Center Operating Income ("BCOI"). For the year ended December 31, 2001, BCOI was $85.2 million as compared with $138.3 million for 2000. The BCOI as a percentage of total revenues ("BCOI Margin") was 18.1% for the year ended December 31, 2001 as compared to 30.4% for 2000. The decrease in BCOI Margin can be attributed to a combination of reduced demand and downward pricing pressure, reflective of the challenging macro-economic environment experienced throughout 2001.

     Same Center BCOI was $41.4 million and $73.7 million for the years ended December 31, 2001 and 2000, respectively, representing a decrease in 2001 of $32.3 million or 43.8%, from 2000. The BCOI Margin from Same Centers for the year ended December 31, 2001 was 20.6% as compared with 30.5% in the corresponding period in 2000.

     Acquired Center BCOI was $46.4 million and $55.5 million for the years ended December 31, 2001 and 2000, respectively, representing a decrease of $9.1 million, or 16.4%, from 2000. The BCOI Margin for Acquired Centers for the year ended December 31, 2001 was 21.5% as compared with 35.4% in the corresponding period in 2000.

     Development Center BCOI was $2.5 million and $1.2 million for the years ended December 31, 2001 and 2000, respectively, representing an increase in 2001 of $1.3 million from the corresponding period in 2000. The increase is attributable to the number and maturity of Development Centers operating in the year ended December 31, 2001 compared to the year ended December 31, 2000.

     Closing Center BCOI was negative $5.1 million and positive $7.9 million for the years ended December 31, 2001 and 2000, respectively.

     Corporate General And Administrative Expenses. For the years ended December 31, 2001 and 2000, corporate general and administrative expenses were $60.8 million and $50.4 million, respectively. In the year ended December 31, 2001, expenses include $2.8 million of professional expenses associated with an abandoned merger and $0.5 million associated with amending loan covenants. By the fourth quarter of 2001, corporate general and administrative expenses had been decreased to 8.4% of revenue, compared with 12.9% for the full year of 2001 and 11.1% in 2000.

     Merger And Integration Charges. For the years ended December 31, 2001 and 2000, merger and integration charges were zero and $24.7 million, respectively. For fiscal 2000, merger and integration charges related to the HQ Merger completed June 1, 2000 and consisted of $11.4 million of payments to cancel options to purchase common stock held by officers and employees, $9.4 million of charges related to severance, retention incentives and other benefits, and $3.9 million of professional fees and other expenses.

     Restructuring Charges. For the years ended December 31, 2001 and 2000, restructuring charges were $57.6 million and zero, respectively. For fiscal 2001, restructuring charges related to a reduction in the number of business centers, the reduction in the associated workforce and professional fees incurred in conjunction with HQ's restructuring efforts. The charges consisted of $4.9 million of severance payments for terminated employees, $47.0 million in estimated costs associated with the closing of business centers and $5.7 million in professional fees.

     Asset Impairments. For the years ended December 31, 2001 and 2000, impairment of intangible assets was $561.2 million and zero, respectively. Based on the trend of operating losses as well as HQ's inability to remain in compliance with its debt arrangements, HQ determined that the value of its intangible assets was impaired.

     Depreciation And Amortization. For the years ended December 31, 2001 and 2000, depreciation and amortization expenses were $70.1 million and $51.4 million, respectively. The increase in depreciation and amortization expense primarily relates to the inclusion of a full year of depreciation and amortization expense from assets acquired in the HQ Merger.

     Interest Expense. For the years ended December 31, 2001 and 2000, net interest expense was $44.4 million and $32.3 million, respectively. The increase in expense is attributable to an increase in borrowing as a result of the HQ Merger.

     Provision For Income Taxes. For the years ended December 31, 2001 and 2000, the provision for income taxes, which is comprised entirely of certain minimum state taxes, was $0.8 million and $3.4 million, respectively.

     Minority Interest. Minority interest was allocated a loss of $306.0 million and income of $7.7 million in the years ended December 31, 2001 and 2000, respectively.

YEARS ENDED DECEMBER 31, 2000 AND 1999

     Revenues. Total business center revenues for the year ended December 31, 2000 were $455.5 million, representing an increase of $241.1 million, or 112.5%, from the year ended December 31, 1999.

     Same Centers had revenues for the year ended December 31, 2000 and 1999 of $206.7 million and $178.3 million, respectively, representing an increase in 2000 of $28.4 million, or 15.9%, compared with 1999. The increase is due to more favorable office pricing, an increase in occupancy levels, and an increase in use of support services.

     Acquired Centers had revenues for the years ended December 31, 2000 and 1999 of $226.0 million and $28.8 million, respectively, representing an increase of $197.2 million compared with 1999. The increase is primarily attributable to the HQ Merger on June 1, 2000.

     Development Centers had revenues for the years ended December 31, 2000 and 1999 of $19.2 million and $0.8 million, respectively, representing an increase of $18.4 million compared with 1999.

     Closed centers had revenues for the years ended December 31, 2000 and 1999 of $3.6 million and $6.5 million, respectively.

     Expenses. Total business center expenses for the year ended December 31, 2000 were $317.2 million, representing an increase of $148.2 million, or 87.7%, from the year ended December 31, 1999.

     Same Center expenses for the years ended December 31, 2000 and 1999 were $143.0 million and $137.4 million, respectively, representing an increase in 2000 of $5.6 million, or 4.1%, compared with 1999. The increase in expenses is attributable to certain lease increases and support service expenses associated with increased support service revenues, offset by lower center general and administrative expenses due to synergies realized in the HQ Merger.

     Acquired Center expenses for the years ended December 31, 2000 and 1999 were $153.8 million and $22.8 million, respectively. The increase is primarily attributable to the inclusion of a full year of expenses for business centers acquired in the HQ Merger.

     Development Center expenses for the years ended December 31, 2000 and 1999 were $17.0 million and $3.1 million, respectively, representing an increase of $13.9 million, compared with 1999.

     Closed Center expenses for the years ended December 31, 2000 and 1999 were $3.4 million and $5.6 million, respectively.

     Business Center Operating Income ("BCOI"). For the year ended December 31, 2000, BCOI was $138.3 million as compared with $45.5 million for 1999. The BCOI as a percentage of total revenues ("BCOI Margin") was 30.4% for the year ended December 31, 2000 as compared to 21.2% for 1999. The increase in BCOI Margin is primarily attributable to more favorable office pricing, increased volume of higher margin business services, and synergies realized from the HQ Merger.

     Same Center BCOI was $63.7 million and $40.9 million for the years ended December 31, 2000 and 1999, respectively, representing an increase in 2000 of $22.8 million, or 55.7%, from 1999. The BCOI Margin from Same Centers for the year ended December 31, 2000 was 30.8% as compared with 22.9% in the corresponding period in 1999.

     Acquired Center BCOI was $72.2 million and $6.0 million for the years ended December 31, 2000 and 1999, respectively, representing an increase of $66.2 million from 1999. The BCOI Margin for Acquired Centers for the year ended December 31, 2000 was 31.9% as compared with 20.8% in the corresponding period in 1999.

     Development Center BCOI was $2.2 million and negative $2.3 million for the years ended December 31, 2000 and 1999, respectively, representing an increase in 2000 of $4.5 million from the corresponding period in 1999.

     Closed Center BCOI was $0.2 million and $0.9 million for the years ended December 31, 2000 and 1999, respectively.

     Corporate General And Administrative Expenses. For the years ended December 31, 2000 and 1999, corporate general and administrative expenses were $50.4 million and $18.0 million, respectively. Stated as a percentage of total revenue, corporate general and administrative expenses were 11.1% and 8.4%, respectively.

     Merger and Integration Charges. For the years ended December 31, 2000 and 1999, merger and integration charges were $24.7 million and $26.7 million, respectively. For fiscal 2000, merger and integration charges related to the HQ Merger completed June 1, 2000 and consisted of $11.4 million of payments to cancel options to purchase common stock held by officers and employees, $9.4 million of charges related to severance, retention incentives and other benefits, and $3.9 million of professional fees and other expenses. For fiscal 1999, merger and integration charges related to certain transactions with FrontLine, HQ's principal shareholder. Such charges related to acquisitions in 1999 and consisted of $23.7 million of compensation expense, and $3.0 million of professional fees, business process reengineering and other integration costs related to the acquisitions.

     Depreciation And Amortization. For the years ended December 31, 2000 and 1999, depreciation and amortization expenses were $51.4 million and $15.0 million, respectively. The increase in depreciation and amortization expense relates to goodwill associated with the mergers and acquisitions, fixed assets acquired, and an increase in capital expenditures associated with technology infrastructure additions and leasehold improvements for Development Centers and Same Centers.

     Interest Expense. For the years ended December 31, 2000 and 1999, net interest expense was $32.3 million and $10.2 million, respectively. The increase in interest expense is related to an increase in borrowing as a result of the HQ Merger.

     Benefit (Provision) For Income Taxes. The provision for income taxes consisted of $3.4 million in expense and $2.8 million in benefit for the years ended December 31, 2000 and 1999, respectively. The provision is comprised entirely of state taxes.

     Minority Interest. Minority interest was allocated income of $7.7 million and loss of $18.8 million in the years ended December 31, 2000 and 1999, respectively.

DISCONTINUED OPERATIONS

YEARS ENDED DECEMBER 31, 2001 AND 2000

     Income (Loss) From Discontinued Operations. For the year ended December 31, 2001, loss from discontinued operations was $144.6 million, as compared to income for the year ended December 31, 2000 of $1.1 million. The loss from discontinued operations for the year ended December 31, 2001 contains an asset impairment charge of $141.2 million, to reduce the carrying vale to its estimated net realizable value.

YEARS ENDED DECEMBER 31, 2000 AND 1999

     Income (Loss) From Discontinued Operations. For the year ended December 31, 2000, income from discontinued operations was $1.1 million. There were no discontinued operations in fiscal 1999, as they were acquired in the HQ Merger.

PARENTS AND OTHER INTERESTS

YEARS ENDED DECEMBER 31, 2001 AND 2000

     As a result of the Restructuring discussed above, FrontLine changed from a company which invested in early stage companies which leveraged the Internet into one which focused on maximizing the value of HQ.

     Parent expenses decreased $33.6 million to $40.1 million in the year ended December 31, 2001 as compared to 2000, principally due to a $12.6 million decrease in general and administrative expenses, a $12.1 million decrease in the amortization of stock compensation and related awards, $10.0 million of costs in 2000 attributable to a development stage company, a $3.5 million increase in net interest expense reflecting higher average borrowings, a $1.3 million decrease in restructuring costs and $1.1 million of depreciation and amortization associated with equipment the Company owned in 2000.

     The restructuring costs recognized in 2001 consist of (1) $5.3 million of professional fees and other expenses, (2) $2.8 million of the long term incentive plan ("LTIP") costs related to three executive officers who were terminated in 2001, (3) $1.9 million of severance and related payments made to employees who were terminated in 2001 and (4) $1.5 million of accelerated amortization of stock compensation and related awards that resulted from the termination of certain employees in connection with the Restructuring.

     FrontLine's general and administrative expenses were $3.9 million in 2001 compared to $16.5 million in 2000, reflecting the planned reduction in workforce and the resulting lower recurring general and administrative expenses from the restructured operations.

     A significant portion of FrontLine's net loss is derived from companies in which it held minority ownership interests. The equity in net loss and impairment of unconsolidated companies decreased $89.5 million to $36.4 million in 2001 as compared to 2000. The equity in net loss and impairment of unconsolidated companies in 2001 consisted of $5.1 million of equity in net losses and $32.9 million of impairment charges reflecting estimated decreases in the fair value of certain of the Company's investments, partially offset by a $1.6 million gain on the August 2001 sale of the investment in NeoCarta and the December 2001 sale of the investment in Intuit. The impairment charges in 2001 were determined in recognition of both the lack of continuing support FrontLine planned to provide to certain investee entities following the Restructuring and the difficult market conditions experienced beginning in mid-2000. Of the $32.9 million of impairment charges recorded, $20.0 million relates to Reckson Strategic. During the three months ended September 30, 2001, the Company recognized a $20.0 million valuation impairment based on its assessment of value, recoverability and probability that this investment would not ultimately be realized at its otherwise carrying value. The loss for the year ended December 31, 2000 was entirely comprised of equity in the net losses of unconsolidated companies. Equity losses fluctuate with the number of investee entities accounted for under the equity method, FrontLine's voting ownership percentage in these companies, the amortization of goodwill related to newly acquired equity method entities, and the results of operations of these companies. In 2001, FrontLine had either sold or written down all of its interest in its equity method investees. The results of operations of these entities are not consolidated within the Consolidated Statements of Operations; however, FrontLine's share of these companies' losses, as well as all estimated impairment charges, are reflected in the caption "Equity in net loss and impairment of unconsolidated companies" in the Consolidated Statements of Operations. (See Note 4 to the accompanying consolidated financial statements).

     The extraordinary item of $2.6 million in 2000 resulted from the write-off of deferred financing costs relating to the early extinguishment of a $60.0 million credit facility in March 2000.

     Dividends on, and accretion of, preferred stock of $5.6 million in 2001 represents dividends on FrontLine's 8.875% Series A Convertible Cumulative Preferred Stock, which was issued in the first quarter of 2000 and accretion of FrontLine's Series B Convertible Cumulative Preferred Stock which was issued in the fourth quarter of 2000. At December 31, 2001, $0.7 million represents dividends on the Series A Preferred Stock. The Company did not declare or pay the dividend on the Series A Preferred Stock that was payable on November 6, 2001 and February 6, 2002.

YEARS ENDED DECEMBER 31, 2000 AND 1999

     As a result of the Restructuring discussed above, FrontLine changed from a company which invested in early stage companies which leveraged the Internet into one which focused on maximizing the value of HQ.

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

     FrontLine's general and administrative expenses were $16.5 million in 2000 compared to $9.5 million in 1999, reflecting the growth in FrontLine's infrastructure during the second half of 1999 and early 2000 to support its operations. Since the Restructuring, the Company has substantially reduced its workforce and related recurring general and administrative expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

HQ

     On March 13, 2002, HQ filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Court"). HQ will continue to operate and manage properties in the ordinary course of business during the Chapter 11 proceeding. HQ anticipates proposing a plan of reorganization in accordance with the federal bankruptcy laws as administered by the Court.

     In connection with HQ's bankruptcy proceeding, HQ received a commitment for a $30.0 million credit facility ("Debtor-in-Possession Facility"), with borrowings permitted for up to nine months in accordance with certain operating and liquidity covenants. Any borrowings, of which there have been none, will incur interest at Prime plus 3.0%.

     There can be no assurance as to HQ's ability to execute its business plan and meet its obligations with respect to its Debtor-in-Possession Facility. The availability of additional capital and the ultimate recapitalization of HQ to permit it to confirm a plan of reorganization and emerge from bankruptcy protection is subject to numerous factors, including some that are beyond HQ's control. In the event HQ is unable to access additional capital or secure a confirmed plan of reorganization, no assurance can be given that HQ will be able to meet its future cash requirements.

FRONTLINE

     Historically, FrontLine has funded operations and investing activities through a combination of borrowings under various credit facilities, issuances of the Company's equity securities and sales of assets. Since the Restructuring, FrontLine's cash requirements have been substantially reduced. As of December 31, 2001, there is no remaining availability under any FrontLine credit facility.

     FrontLine is in default of its debt agreement and has insufficient cash reserves to continue operations for the next twelve months. Although negotiations are ongoing, it does not appear likely that a satisfactory restructuring of these obligations will be achieved. Accordingly, the Company is currently considering its future options, including seeking protection from its creditors under the federal bankruptcy laws.

     As a result of HQ filing bankruptcy, a substantial dilution or elimination of the Company's interest in HQ could occur. As further described below, the Company is in default in its credit facilities and is in arrears in the payments of dividends on its preferred stock and in default on its obligations with regard to its redeemable preferred stock. As a result of the foregoing, the Company may be required to seek protection from its creditors under the federal bankruptcy laws. Set forth below is a description of the Company's credit facilities.

     The Company has a credit facility with Reckson in the amount of $100 million (the "FrontLine Facility"). Additionally, Reckson Strategic has a $100 million facility (the "Reckson Strategic Facility") with Reckson to fund Reckson Strategic investments. Note 15 to the consolidated financial statements summarizes the terms of the FrontLine Facility and Reckson Strategic Facility (collectively, the "Credit Facilities"). The Company had $93.4 million outstanding under the FrontLine Facility at December 31, 2001, and due to outstanding letters of credit and accrued interest, has no remaining availability. The Company had $49.3 million outstanding under the Reckson Strategic Facility at December 31, 2001. These borrowings were utilized to fund Reckson Strategic investments and its general operations. As long as there are outstanding amounts under the Credit Facilities, the Company is prohibited from paying dividends on shares of its common stock or, subject to certain exceptions, incurring additional debt. The Credit Facilities are subject to certain other covenants and prohibit advances thereunder to the extent the advances could, in Reckson's determination, endanger the status of Reckson Associates as a REIT. Under the Credit Facilities, additional indebtedness may be incurred by the Company's subsidiaries. The Credit Facilities also contain covenants prohibiting the Company from entering into any merger, consolidation or similar transaction and from selling all or any substantial part of its assets, or allowing any subsidiary to do so, unless approved by the lender. The Credit Facilities also provide for defaults thereunder in the event debt is accelerated under another of FrontLine's financing agreements. On March 28, 2001, the Company's Board of Directors approved amendments to the Credit Facilities pursuant to which (i) interest is payable only at maturity and (ii) Reckson may transfer all or any portion of its rights or obligations under the Credit Facilities to its affiliates. These changes were requested by Reckson as a result of changes in REIT tax laws. In addition, the Reckson Strategic Facility was amended to increase the amount available thereunder to up to $110 million (from $100 million).

     On September 11, 2000, FrontLine amended its $25.0 million credit agreement (the "FrontLine Bank Credit Facility"). Borrowings under the FrontLine Bank Credit Facility are secured by a 20.51% common ownership interest in HQ and bear interest at the Prime rate plus 2%. Any outstanding borrowings under the

FrontLine Bank Credit Facility were due on October 25, 2001, as a result of various extensions exercised by FrontLine in May 2001. At September 30, 2001, FrontLine had fully borrowed the FrontLine Bank Credit Facility. The FrontLine Bank Credit Facility provides for a default thereunder in the event debt is accelerated under another of FrontLine's financing agreements or if there is a default under certain HQ financing agreements. The FrontLine Bank Credit Facility contains, among others, covenants relating to the financial ratios of HQ and covenants prohibiting the Company from (i) transferring, conveying, disposing of, pledging or granting a security interest in any of the collateral previously pledged under the FrontLine Bank Credit Facility, (ii) terminating, amending or modifying any organizational or other governing documents of the Company or HQ without first obtaining the lender's prior written consent, (iii) violating certain specified financial ratios, (iv) exceeding $25,000,000 of new indebtedness, and (v) declaring or paying cash dividends on any class of the Company's stock. Subsequent to September 30, 2001, the Company has not repaid the principal or paid any interest applicable to this period and accordingly is at the forbearance of the bank. There is no remaining availability under the Credit Facilities. As a result of the Company's failure to pay the principal and interest upon maturity on the FrontLine Bank Credit Facility, an event of default has occurred under the credit facilities with Reckson.

     During the three months ended March 31, 2000, the Company completed preferred stock offerings of 26,000 shares of Series A Preferred Stock at a price of $1,000 per share with net proceeds of $24.6 million. These shares are convertible into the Company's common stock at a price of $70.48. The Company did not declare or pay the quarterly dividend due on these shares on November 6, 2001 and February 6, 2002. Accordingly, future dividends will accrue at a higher rate of 10.875%. In addition, since dividend distributions are in arrears for more than two quarterly periods, holders of the Company's preferred stock are entitled to elect two additional members to the Company's Board of Directors.

     While the Company's $25 million of Series B Preferred Stock is outstanding, the holders have consent rights for certain significant transactions, including the incurrence of additional debt by the Company or HQ, the issuance of equity securities senior to, or on a parity with, the Series B Preferred Stock or the issuance by HQ of preferred stock. These securities also contain certain covenants relating to HQ. In addition, the securities include a redemption premium of 27.5%. Since securities were not redeemed prior to December 13, 2001, the securities (including the amount of the redemption premium) have become convertible at the holder's option into FrontLine common stock at the initial rate of $13.3875 per share, the preferred stock has become a voting security on an "as-converted" basis, and quarterly dividends have become payable from the date of initial issuance at the annual rate of 9.25%. In addition, since the Company did not pay the dividend on the Series B Preferred Stock in December 2001, the holders of such stock have the right to vote on an "as converted" basis on any matters that holders of common stock are permitted to vote upon and to elect two members to the Company's Board of Directors. Securities have a mandatory redemption requirement at a 27.5% premium, which has been triggered as a result of uncured events of default. In addition, the consent of two-thirds of the holders of the Company's Series A Preferred Stock is necessary in order to issue any equity securities ranking senior to the Series A Preferred Stock. The Company is also prohibited from paying dividends on its common stock unless full distributions have been paid on both the Series A Preferred Stock and Series B Preferred Stock. The Company is in arrears with regard to the payment of dividends on its Series A and Series B Preferred Stock.

     Currently, the Company has a short-term letter of credit in the amount of $0.4 million, which is being utilized as a security deposit.

     The Company has entered into a stockholders agreement (the "HQ Stockholders Agreement") with certain of the stockholders of HQ Global which provides them with rights to put up to approximately 3.1 million shares of HQ Global (the "HQ Shares") to the Company during the two years subsequent to the HQ Merger if HQ Global has not completed an initial public offering of its shares. On February 25, 2002, such stockholders irrevocably waived their Put Rights.

     FrontLine's operations do not require significant capital expenditures. There were no significant capital expenditure commitments as of December 31, 2001.

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

     In March 2002, the Company's stock was delisted by Nasdaq as a direct result of the HQ bankruptcy filing. The Company's common stock currently trades on the OTC Bulletin Board under the symbol FLCGQ.

INFLATION

HQ

     Certain of HQ's leases include increases in annual rent based on changes in the consumer price index or similar inflation indices. HQ's contracts with clients generally range from six to twelve months in duration. Accordingly, HQ may have the ability to pass on any inflation related increased costs at the time of renewal of such contracts.

FRONTLINE

     Management believes that inflation did not have a significant effect on its results of operations during any of the periods presented.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

HQ

     The primary market risk facing HQ is interest rate risk on the HQ Credit Facility. HQ mitigates this risk by entering into hedging instruments on a portion of its outstanding balances. In addition, HQ may elect to enter into LIBOR contracts on portions of the HQ Credit Facility, which locks in the interest rate on those portions for 30, 60 or 90-day periods. The HQ Credit Facility bears interest ranging from either 3.25% to 4.00% over applicable LIBOR, or alternatively 2.25% to 3.00% over prime, generally at HQ's election. As of December 31, 2001, HQ had hedged the interest rates on approximately $103.5 million of the HQ Credit Facility using various instruments with various expiration dates through September 30, 2002. These instruments lock in the maximum underlying three-month LIBOR at levels between 7.93% and 9.00%.

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

     HQ has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of December 31, 2001, HQ had no other material exposure to market risk.

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

     The following table sets forth FrontLine's obligations with respect to the Credit Facilities and the FrontLine Bank Credit Facility, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value at December 31, 2001 (in thousands, except rates).

                                        FOR THE YEAR ENDED DECEMBER 31,
                                  --------------------------------------------
                                    2002          2003      2004   2005   2006   THEREAFTER      TOTAL      FAIR VALUE
                                    ----          ----      ----   ----   ----   ----------      -----      ----------
Variable rate .................   $ 25,000     $ 142,061    --     --     --        --         $ 167,061    $181,963
Average interest rate .........       8.75%        12.51%   --     --     --        --             11.95%         --

Equity Market Risk

     FrontLine faces equity market risk in its ownership interests in its unconsolidated companies. During the year ended December 31, 2001, FrontLine recognized impairment charges to reflect decreased valuations for certain of its investments as a result of unfavorable market conditions and other factors (see
Note 4 to the accompanying consolidated financial statements for further discussion). As a result of such impairment charges, along with the recognition of FrontLine's equity in the net losses of certain ownership interests, the carrying value of FrontLine's ownership interests in and advances to unconsolidated companies, at December 31, 2001 was $13.4 million, approximately 4.8% of total assets, thereby mitigating FrontLine's future equity market risk related to these interests.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained in the section captioned "Certain Relationships and Related Transactions" of the Company's definitive proxy statement for the 2001 annual meeting of the shareholders is incorporated herein by reference.


                                      III-1

                                     PART IV


ITEM 14. FINANCIAL STATEMENTS AND SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K

     (a) (1 and 2) Financial Statements and Schedules

The following consolidated financial information is included as a separate section of this annual report on Form 10-K:

                                                                         PAGE
                                                                         ----
   Report of Independent Auditors .....................................  IV-8
   Consolidated Balance Sheets as of December 31, 2001 and 2000 .......  IV-9
   Consolidated Statements of Operations for the years ended
     December 31, 2001, 2000 and 1999 .................................  IV-10
   Consolidated Statements of Shareholders' (Deficiency) Equity for
     the years ended December 31, 2001, 2000 and 1999 .................  IV-11
   Consolidated Statements of Cash Flows for the years ended
     December 31, 2001, 2000 and 1999 .................................  IV-12
   Notes to Consolidated Financial Statements .........................  IV-13

All schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements and notes thereto.

(a)(3) EXHIBITS

EXHIBIT    FILING
NUMBER    REFERENCE                                          DESCRIPTION
-------   ---------   ------------------------------------------------------------------------------------------
 3.1            4     First Amended and Restated Certificate of Incorporation
 3.2            8     Amended and Restated By-Laws of Registrant
 4.1            9     Specimen Common Stock Share Certificate
 4.2           17     Form of Series A Preferred Stock Certificate
 4.3           13     Form of Series B Preferred Stock Certificate (included in Exhibit 4.5)
 4.4           17     Certificate of Designations establishing the Company's Series A Convertible Cumulative
                      Preferred Stock
 4.5           13     Certificate of Designations establishing the Company's Series B Convertible Cumulative
                      Preferred Stock
 4.6           12     Rights Agreement, dated as of October 19, 2000, between the Company and American Stock
                      Transfer & Trust Company, which includes as Exhibit B thereto, the Form of Rights
                      Certificates
 4.7            8     Warrant, dated December 7, 1999, to purchase 100,000 shares of common stock
 4.8            8     Warrant, dated December 7, 1999, to purchase 100,000 shares of common stock
 4.9           17     Warrant, dated June 29, 2000, to purchase 1,000,000 shares of common stock
 4.10          17     Warrant, dated June 29, 2000, to purchase 450,000 shares of common stock
 4.11          17     Warrant, dated June 29, 2000, to purchase 50,000 shares of common stock
 4.12          17     Form of Warrant for the Company's outstanding public warrants
10.1            8     Amended and Restated Credit Agreement between Reckson Operating Partnership, L.P.
                      ("ROP") and the Company relating to the operations of Reckson Strategic Venture Partners,
                      LLC, dated August 4, 1999
10.2            8     Amended and Restated Credit Agreement between ROP and the Company relating to the operations of the Company, dated August 4, 1999
10.3           10     Amendment to the Amended and Restated Credit Agreements between ROP and the
                        Company, dated November 30, 1999
10.4           17     Second Amendment to the Amended and Restated Credit Agreements between ROP and the
                      Company
10.5           12     Amended and Restated Revolving Line of Credit Agreement together with the Amended and
                      Restated Revolving Promissory Note, each dated September 11, 2000, among the Company and Bankers Trust Company
10.6           18     Letter Amendment, dated as of June 30, 2001, to the Amended and Restated Revolving Line
                      of Credit Agreement, dated September 11, 2000, between the Company and Bankers Trust
                      Company.
10.7           12     Equity Interest Pledge and Security Agreement, dated as of May 31, 2000, between the
                        Company and Bankers Trust Company
10.8           12     Confirmation and Amendment of Equity Interest Pledge and Security Agreement, dated as of
                      September 11, 2000
10.9           13     Securities Purchase Agreement, dated as of December 13, 2000, by and between the
                      Company and Deutsche Bank Sharps Pixley Inc.
10.10          13     Registration Rights Agreement, dated as of December 13, 2000, by and between the
                      Company and Deutsche Bank Sharps Pixley Inc.
10.11           4     Intercompany Agreement, between the Company and ROP, dated May 13, 1998
10.12           1     1998 Stock Option Plan
10.13           4     1998 Employee Stock Option Plan
10.14           6     1999 Stock Option Plan
10.15           8     2000 Employee Stock Option Plan
10.16          17     Long-Term Incentive Plan
10.17           1     Employment Agreement of Steven H. Shepsman
10.18           1     Employment Agreement of Seth B. Lipsay
10.19           4     Limited Liability Company Agreement of Interoffice Superholdings, LLC

EXHIBIT     FILING
NUMBER     REFERENCE                                          DESCRIPTION
-------    ---------   -------------------------------------------------------------------------------------------
10.20            1     Limited Liability Company Agreement of OnSite Ventures, LLC
10.21            1     Limited Liability Company Agreement of RSVP Holdings, LLC
10.22            1     Operating Agreement of Reckson Strategic Venture Partners, LLC ("RSVP")
10.23            1     Supplemental Agreement to Operating Agreement of RSVP
10.24            2     Operating Agreement of Dominion Venture Group LLC
10.25            5     Investor Rights Agreement, by and among OnSite Access, Inc. and certain investors and individuals within management
10.26            5     Voting Agreement, by and among OnSite Access, Inc. and certain investors
10.27            5     Purchase Agreement regarding Series B, Series C and Series D Preferred Stock of OnSite
                       Access, Inc.
10.28            5     Certificate of Designation of Series A, Series B, Series C and Series D Preferred Stock of
                       OnSite Access, Inc.
10.29           14     Letter Agreement, dated as of September 29, 1999, among the Company, RSI I/O Holdings,
                       Inc., RSI-OnSite Holdings LLC, RSI-OSA Holdings, Inc., JAH Realties, L.P., Veritech
                       Ventures LLC and JAH I/O LLC
10.30           14     Letter of Amendment to Letter Agreement, dated as of September 23, 1999, among the
                       Company, RSI I/O Holdings, Inc., RSI-OnSite Holdings LLC, RSI-OSA Holdings, Inc., JAH
                       Realties, L.P., Veritech Ventures LLC and JAH I/O LLC
10.31           15     Agreement and Plan of Merger by and among HQ Global Workplaces, Inc. and CarrAmerica
                       Realty Corporation and VANTAS Incorporated and the Company, dated as of January 20,
                       2000
10.32           15     Stock Purchase Agreement between CarrAmerica Realty Corporation and the Company, dated as of January 20, 2000
10.33           15     Stock Purchase Agreement among CarrAmerica Realty Corporation, OmniOffices (UK)
                       Limited and OmniOffices (Lux) 1929 Holding Company S.A. and VANTAS Incorporated
                       and the Company, dated as of January 20, 2000
10.34            8     Subscription Agreement, dated as of February 7, 2000 between the Company and VANTAS
                       Incorporated
10.35           16     First Amendment to Agreement and Plan of Merger by and among VANTAS Incorporated and the Company, on the one hand, and HQ Global Workplaces, Inc. and CarrAmerica
                       Realty Corporation, on the other hand.
10.36           16     First Amendment to the Stock Purchase Agreement by and between CarrAmerica Realty
                       Corporation and the Company
10.37           16     First Amendment to the Stock Purchase Agreement by and between CarrAmerica Realty
                       Corporation, OmniOffices (UK) Limited, OmniOffices (Lux) 1929 Holding Company S.A.,
                       VANTAS Incorporated and the Company
10.38           11     Second Amendment to the Agreement and Plan of Merger by and among VANTAS
                       Incorporated and the Company, on the one hand, and HQ Global Workplaces, Inc. and
                       CarrAmerica Realty Corporation, on the other hand, dated as of May 31, 2000
10.39           11     Stockholders Agreement by and among the Company, HQ Global Workplaces, Inc.,
                       CarrAmerica Realty Corporation and the other parties named therein, dated as of June 1,
                       2000
10.40           11     Registration Rights Agreement by and among the Company and CarrAmerica Realty
                      Corporation, dated as of June 1, 2000
10.41           11     Agreement and Plan of Merger by and among HQ Global Workplaces, Inc., HQ Global
                       Holdings, Inc. and HQ Merger Subsidiary, Inc., dated as of June 1, 2000
10.42           11     Exchange Agreement by and between the Company and HQ Global Holdings, Inc., dated as of
                       May 31, 2000
10.43           11     Indemnification and Escrow Agreement by and among the Company, CarrAmerica Realty
                       Corporation and the other parties named therein, dated as of June 1, 2000
10.44           11     Purchase Agreement by and among the Company, HQ Global Holdings, Inc. and EOP
                       Operating Limited Partnership, dated as of May 31, 2000

EXHIBIT     FILING
NUMBER     REFERENCE                                           DESCRIPTION
-------    ---------   --------------------------------------------------------------------------------------------
10.45           11     Purchase Agreement by and among the Company and Fortress HQ LLC, dated as of May 31,
                       2000
10.46           11     Purchase Agreement by and among the Company and Stichting Pensioenfonds ABP, dated as of May 31, 2000
10.47           11     Purchase Agreement by and among the Company and First Union Real Estate Equity and
                       Mortgage Investments, dated as of May 31, 2000
10.48           11     Purchase Agreement by and among the Company and CIBC WMC Inc., dated as of May 31,
                       2000
10.49           11     Purchase Agreement by and among the Company and CIBC Employee Private Equity Fund
                       Partners, dated as of May 31, 2000
10.50           11     Purchase Agreement by and among the Company and AEW Targeted Securities Fund, L.P., dated as of May 31, 2000
10.51           11     Purchase Agreement by and among the Company and AEW Targeted Securities Fund II,
                       L.P., dated as of May 31, 2000
10.52           11     Purchase Agreement by and among the Company and Blackacre Capital Partners, L.P., dated as of May 31, 2000
10.53           11     Purchase Agreement by and among the Company and Paribas North America, Inc., dated as of May 31, 2000
10.54           11     Stockholders Agreement by and among the Company, HQ Global Holdings, Inc. and certain holders of Series A Preferred Stock of HQ Global Holdings, Inc. named therein, dated as of
                       May 31, 2000
10.55           11     Registration Rights Agreement by and between HQ Global Holdings, Inc. and the investors named therein, dated as of May 31, 2000
10.56            8     Amended and Restated Credit Agreement among VANTAS, Various Banks, and Paribas, as agent, dated as of January 16, 1997, as amended and restated as of November 6, 1998 and
                       August 3, 1999
10.57           18     Amended and Restated Credit Agreement, dated May 31, 2000, among HQ Global Holdings,
                       Inc., VANTAS Incorporated, Various Banks, ING Capital (U.S.) LLC, Bankers Trust
                       Company, Citicorp Real Estate, Inc. and BNP Paribas.
10.58           18     Second Amendment and Waiver, dated as of March 26, 2001, among HQ Global Holdings,
                       Inc., HQ Global Workplaces, Inc., Various Banks, ING Capital (U.S.) LLC, Bankers Trust
                       Company, Citicorp Real Estate, Inc. and BNP Paribas.
10.59           18     Third Amendment and Agreement, dated as of June 29, 2001, among HQ Global Holdings,
                       Inc., HQ Global Workplaces, Inc., Various Banks, ING Capital (U.S.) LLC, Bankers Trust
                       Company, Citicorp Real Estate, Inc. and BNP Paribas.
10.60           19     Forbearance Agreement, dated as of October 1, 2001, among HQ Global Holdings, Inc., a
                       Delaware corporation, HQ Global Workplaces, Inc., a Delaware corporation, the Subsidiary
                       Guarantors party thereto, certain Banks party to the Credit Agreement referred to therein,
                       ING (U.S.) Capital LLC, as managing agent, Bankers Trust Company, as syndication agent and co-arranger, Citicorp Real Estate, Inc., as documentation agent and co-arranger, and
                       BNP Paribas, as administrative agent, collateral agent and arranger
10.61           20     Second Amendment to Forbearance Agreement by and among HQ Global Holdings, Inc.,
                       HQ Global Workplaces, Inc., the Subsidiary Guarantors party thereto, certain Banks party to the Credit Agreement referred to therein, BNP Paribas, Bankers Trust Company, Citicorp
                       Real Estate, Inc. and ING (U.S.) Capital LLC
10.62           18     Note and Warrant Purchase Agreement, dated as of August 11, 2000, between HQ Global
                       Workplaces, Inc., HQ Global Holdings, Inc. and Chase Equity Associates, L.P., CT
                       Mezzanine Partners I LLC, ARES Leveraged Investment Fund, L.P., Ares Leveraged
                       Investment Fund II, L.P., Highbridge International LLC, Blackstone Mezzanine Partners L.P.
                       and Blackstone Mezzanine Holdings.

EXHIBIT     FILING
NUMBER     REFERENCE                                              DESCRIPTION
-------    ---------   ---------------------------------------------------------------------------------------------------
10.63           18     Second Amendment, Agreement and Waiver to Note and Warrant Purchase Agreement,
                       dated as of June 29, 2001, by and among HQ Global Holdings, Inc., HQ Global Workplaces,
                       Inc., J.P. Morgan Partners (BHCA) , L.P. (formerly Chase Equity Associates, L.P.), CT
                       Mezzanine Partners I LLC, Ares Leveraged Investment Fund, L.P., Ares Leveraged
                       Investment Fund II, L.P., Highbridge International LLC, Blackstone Mezzanine Partners L.P.
                       and Blackstone Mezzanine Holdings L.P.
10.64           20     Forbearance Agreement and Waiver by and among HQ Global Workplaces, Inc., HQ Global
                       Holdings, Inc., J.P. Morgan Partners (BHCA), L.P., CT Mezzanine Partners I LLC, Ares
                       Leveraged Investment Fund, L.P., Ares Leveraged Investment Fund II, L.P., Highbridge
                       International LLC, Blackstone Mezzanine Partners L.P. and Blackstone Mezzanine Holdings
                       L.P.
10.65            7     Warrant Registration Rights Agreement, dated December 7, 1999, by and among Reckson
                       Service Industries, Inc., Elliot S. Cooperstone and H. Thach Pham
10.66           18     Certificate of Designations establishing the rights and preferences of Series A Preferred Stock of
                       HQ Global Holdings, Inc.
10.67           18     Certificate of Designations establishing the rights and preferences of Series B Preferred Stock of
                       HQ Global Holdings, Inc.
21.0                   Statement of Subsidiaries
23.0                   Consent of Independent Auditors
24.0                   Powers of Attorney (included in Part IV of this Form 10-K)

----------------
(1) Previously filed as an exhibit to Registration Statement on Form S-1 (No.333-44419) and incorporated herein by reference.

(2) Previously filed as an exhibit to the Company's Form 8-K filed with the SEC on September 11, 1998 and incorporated herein by reference.

(3) Previously filed as an exhibit to the Company's Form 8-K filed with the SEC on January 25, 1999 and incorporated herein by reference.

(4) Previously filed as an exhibit to the Company's Form 10-K filed with the SEC on March 31, 1999 and incorporated herein by reference.

(5) Previously filed as an exhibit to the Company's Form 8-K filed with the SEC on July 16, 1999 and incorporated herein by reference.

(6) Previously filed as an exhibit to Registration Statement on Form S-8 filed with the SEC on July 29, 1999 and incorporated herein by reference.

(7) Previously filed as an exhibit to the Company's Form 8-K filed with the SEC on March 28, 2000 and incorporated herein by reference.

(8) Previously filed as an exhibit to the Company's Form 10-K filed with the SEC on March 29, 2000 and incorporated herein by reference.

(9) Previously filed as an exhibit to Registration Statement on Form S-3 (No.333-34246) and incorporated herein by reference.

(10) Previously filed as an exhibit to the Company's Form 10-Q filed with the SEC on May 15, 2000 and incorporated herein by reference.

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

(15) Previously filed as an exhibit to the Company's Form 8-K filed with the SEC on December 13, 1999 and incorporated herein by reference.

(16) Previously filed as an exhibit to the Company's Form 8-K filed with the SEC on May 12, 2000 and incorporated herein by reference.

(17) Previously filed as an exhibit to the Company's Form 10-K filed with the SEC on April 2, 2001 and incorporated herein by reference.

(18) Previously filed as an exhibit to the Company's Form 10-Q filed with the SEC on August 14, 2001 and incorporated herein by reference.

(19) Previously filed as an exhibit to the Company's Form 8-K filed with the SEC on November 5, 2001 and incorporated herein by reference.

(20) Previously filed as an exhibit to the Company's Form 8-K filed with the SEC on January 30, 2002 and incorporated herein by reference.

(b) REPORTS ON FORM 8-K

     Two reports on Form 8-K were filed during the quarter ended December 31, 2001 as follows:

     (i) On October 16, 2001, the Company filed a report on Form 8-K under Item 5 "Other Events" reporting that HQ Global Holdings, Inc. was in default with respect to certain covenant and payment obligations under its senior and mezzanine indebtedness.

     (ii) On November 5, 2001, the Company filed a report on Form 8-K under Item 5 "Other Events" reporting that HQ Global Holdings, Inc. had entered into a forbearance agreement with certain banks party to its senior credit agreement. A copy of the forbearance agreement was filed under Item 7.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 12, 2002.



                                       FRONTLINE CAPITAL GROUP



                                       By: /s/ Scott H. Rechler
                                           -------------------------------------

                                              (Scott H. Rechler)
                                           President, Chief Executive
                                           Officer and Director

KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors of FrontLine Capital Group, hereby severally constitute Scott H. Rechler and James D. Burnham, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Form 10-K filed herewith and any and all amendments to said Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable FrontLine Capital Group to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10-K and any and all amendments thereto.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          NAME                               TITLE                                DATE
          ----                               -----                                ----
/s/ Scott H. Rechler      Chairman of the Board, President, Chief Executive     April 12, 2002
---------------------     Officer and Director (Principal Executive Officer)
 (Scott H. Rechler)

/s/ James D. Burnham      Chief Financial Officer and Treasurer                 April 12, 2002
---------------------     (Chief Accounting Officer)
 (James D. Burnham)

/s/ Paul F. Amoruso       Director                                              April 12, 2002
---------------------
 (Paul F. Amoruso)

/s/ Sidney Braginsky      Director                                              April 12, 2002
---------------------
 (Sidney Braginsky)

/s/ Ronald S. Cooper      Director                                              April 12, 2002
---------------------
 (Ronald S. Cooper)

/s/ Douglas A. Sgarro     Director                                              April 12, 2002
---------------------
 (Douglas A. Sgarro)

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
FrontLine Capital Group

     We have audited the accompanying consolidated balance sheets of FrontLine Capital Group and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' (deficiency) equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FrontLine Capital Group and Subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

     The accompanying consolidated financial statements have been prepared assuming that FrontLine Capital Group will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and has a working capital deficiency. In addition, the Company is in default, has not complied with certain covenants of its loan agreements and on March 13, 2002 its principal subsidiary HQ Global Holdings, Inc. and certain of its affiliates filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Bankruptcy code. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                        ERNST & YOUNG LLP

New York, New York
March 13, 2002,
except for Note 17,
as to which the date
is April 10, 2002

                   FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                               DECEMBER 31,
                                                                        --------------------------
                                                                            2001            2000
                                                                            ----            ----
ASSETS:
Current Assets:
 Cash and cash equivalents .........................................    $   18,139      $   19,665
 Restricted cash ...................................................           878           5,768
 Accounts receivable, net of allowance for doubtful accounts of
   $2,492 and $3,393 at December 31, 2001 and 2000, respectively
   (Note 2) ........................................................         6,865          31,988
 Other current assets ..............................................         4,502          29,398
                                                                        ----------      ----------
   Total Current Assets ............................................        30,384          86,819
Ownership interests in and advances to unconsolidated companies
 (Note 4) ..........................................................        13,396          39,845
Intangible assets, net (Note 6) ....................................        16,820         581,680
Property and equipment, net (Note 5) ...............................       168,486         202,005
Deferred financing costs, net ......................................        40,274          48,875
Net assets from discontinued operations (Note 3) ...................         5,500         140,345
Other assets, net ..................................................         5,908          19,883
                                                                        ----------      ----------
   TOTAL ASSETS ....................................................    $  280,768      $1,119,452
                                                                        ==========      ==========
LIABILITIES AND SHAREHOLDERS' (DEFICIENCY) EQUITY:
Current Liabilities:
 Accounts payable and accrued expenses (Note 7) ....................    $   61,220      $   60,382
 Accrued restructuring costs .......................................        51,567              --
 Credit facilities with related parties (Note 15) ..................       176,909              --
 Current portion of senior secured debt (Note 9) ...................            --          32,999
 Notes payable (Note 9) ............................................       366,506          25,000
 Deferred rent payable .............................................         3,345           2,713
 Other current liabilities .........................................           988           2,558
                                                                        ----------      ----------
   Total Current Liabilities .......................................       660,535         123,652
Credit facilities with related parties (Note 15) ...................            --         135,523
Senior secured debt (Note 9) .......................................            --         179,926
Subordinated notes payable (Note 9) ................................            --         125,000
Deferred rent payable ..............................................        49,102          38,562
Other liabilities ..................................................        50,496          76,429
                                                                        ----------      ----------
   TOTAL LIABILITIES ...............................................       760,133         679,092
                                                                        ----------      ----------
MINORITY INTEREST ..................................................            --         305,577
REDEEMABLE CONVERTIBLE PREFERRED STOCK (AGGREGATE LIQUIDATION
 PREFERENCE $25,000 AT DECEMBER 31, 2001 AND $15,000 AT
 DECEMBER 31, 2000) (NOTE 10) ......................................        25,325          13,940
COMMITMENTS AND CONTINGENCIES ......................................            --              --
SHAREHOLDERS' (DEFICIENCY) EQUITY (NOTE 11):
 8.875% convertible cumulative preferred stock, $.01 par value,
   25,000,000 shares authorized, 26,000 issued and outstanding, at
   December 31, 2001 and 2000 ......................................            --              --
 Common stock, $.01 par value, 100,000,000 shares authorized,
   37,344,039 and 36,625,847 shares issued and outstanding at
   December 31, 2001 and 2000, respectively ........................           373             366
 Additional paid-in capital ........................................       400,793         400,916
 Accumulated deficit ...............................................      (905,856)       (281,030)
 Accumulated other comprehensive income ............................            --             591
                                                                        ----------      ----------
   TOTAL SHAREHOLDERS' (DEFICIENCY) EQUITY .........................      (504,690)        120,843
                                                                        ----------      ----------
   TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIENCY) EQUITY .........    $  280,768      $1,119,452
                                                                        ==========      ==========


          See accompanying notes to consolidated financial statements.

                                  FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (IN THOUSANDS, EXCEPT SHARE AMOUNTS)






                                                                                    YEAR ENDED DECEMBER 31,
                                                                         ---------------------------------------------
                                                                              2001            2000            1999
                                                                         -------------   -------------   -------------
HQ OPERATING REVENUES:
 Workstation revenue .................................................    $   310,520     $   279,561     $   129,026
 Support services ....................................................        160,187         175,929          85,419
                                                                          -----------     -----------     -----------
   TOTAL HQ OPERATING REVENUES .......................................        470,707         455,490         214,445
                                                                          -----------     -----------     -----------
HQ OPERATING EXPENSES:
 Rent ................................................................        219,826         170,334          87,775
 Support services ....................................................         58,055          53,610          26,345
 Center general and administrative ...................................        107,641          93,263          54,839
 General and administrative ..........................................         60,831          50,436          17,959
                                                                          -----------     -----------     -----------
   TOTAL HQ OPERATING EXPENSES .......................................        446,353         367,643         186,918
                                                                          -----------     -----------     -----------
   HQ OPERATING INCOME ...............................................         24,354          87,847          27,527
                                                                          -----------     -----------     -----------
HQ OTHER EXPENSES:
 Impairment of assets ................................................       (561,196)             --              --
 Depreciation and amortization (Note 2) ..............................        (70,102)        (51,368)        (15,004)
 Restructuring costs .................................................        (57,553)             --              --
 Interest expense, net ...............................................        (44,387)        (32,303)        (10,199)
 Merger and integration costs (Note 12) ..............................             --         (24,701)        (26,730)
                                                                          -----------     -----------     -----------
   HQ Loss from Continuing Operations ................................       (708,884)        (20,525)        (24,406)

Parent Expenses:
 General and administrative expenses .................................         (3,915)        (16,478)         (9,509)
 Amortization of deferred charges ....................................         (2,274)        (14,330)         (8,455)
 Restructuring costs (Note 13) .......................................        (11,490)        (12,788)             --
 Interest expense, net ...............................................        (22,389)        (18,903)         (8,166)
 Depreciation and amortization .......................................             --          (1,123)           (676)
 Development stage company costs .....................................             --          (9,999)             --
                                                                          -----------     -----------     -----------
   LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, MINORITY
    INTEREST AND EQUITY IN NET LOSS AND IMPAIRMENT OF
    UNCONSOLIDATED COMPANIES .........................................       (748,952)        (94,146)        (51,212)
(Provision for) benefit from income taxes (Note 8) ...................           (792)         (3,439)          2,841
Minority interest ....................................................        305,984          (7,688)         18,790
Equity in net loss and impairment of unconsolidated companies
 (Note 4) ............................................................        (36,448)       (125,928)        (10,266)
                                                                          -----------     -----------     -----------
   LOSS BEFORE DISCONTINUED OPERATIONS AND EXTRAORDINARY ITEM
    FROM EARLY EXTINGUISHMENT OF DEBT ................................       (480,208)       (231,201)        (39,847)
Income (loss) from discontinued operations (Note 3) ..................       (144,618)          1,071              --
                                                                          -----------     -----------     -----------
   LOSS BEFORE EXTRAORDINARY ITEM FROM EARLY EXTINGUISHMENT OF
    DEBT .............................................................       (624,826)       (230,130)        (39,847)
Extraordinary item from early extinguishment of debt .................             --          (2,648)             --
                                                                          -----------     -----------     -----------
   NET LOSS ..........................................................       (624,826)       (232,778)        (39,847)
Dividends on and accretion of preferred stock ........................         (5,582)         (2,119)             --
                                                                          -----------     -----------     -----------
   Net loss applicable to common shareholders ........................    $  (630,408)    $  (234,897)    $   (39,847)
                                                                          ===========     ===========     ===========
Basic and diluted net loss per weighted average common share .........    $    (17.03)    $     (6.73)    $     (1.56)
                                                                          ===========     ===========     ===========
Basic and diluted weighted average common shares outstanding .........     37,009,891      34,880,709      25,600,985
                                                                          ===========     ===========     ===========

          See accompanying notes to consolidated financial statements.

                   FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIENCY) EQUITY
                                (IN THOUSANDS)





                                                                                          ACCUMULATED        TOTAL
                                                              ADDITIONAL                     OTHER       SHAREHOLDERS'
                                                     COMMON     PAID-IN    ACCUMULATED   COMPREHENSIVE   (DEFICIENCY)
                                                      STOCK     CAPITAL      DEFICIT         INCOME         EQUITY
                                                    -------- ------------ ------------- --------------- --------------
SHAREHOLDERS' EQUITY, JANUARY 1, 1999 .............   $247     $ 24,126    $   (8,405)      $   --        $   15,968
 Issuance of common stock .........................     44       71,923            --           --            71,967
 Proceeds from the exercise of employee stock
   options ........................................      2          274            --           --               276
 Issuance of warrants .............................     --        2,172            --           --             2,172
 Proceeds from public offering, net of costs of
   $4,348..........................................     14       63,559            --           --            63,573
 Net loss .........................................     --           --       (39,847)          --           (39,847)
                                                      ----     --------    ----------       ------        ----------
SHAREHOLDERS' EQUITY, DECEMBER 31, 1999 ...........    307      162,054       (48,252)          --           114,109
 Issuance of common stock .........................     31       66,019            --           --            66,050
 Issuance of common stock and warrants in a
   public offering, net of costs of $6,667.........     26      115,920            --           --           115,946
 Issuance of preferred stock, net .................     --       24,459            --           --            24,459
 Proceeds from the exercise of employee stock
   options ........................................      2        1,163            --           --             1,165
 Issuance of warrants .............................     --       33,420            --           --            33,420
 Dividends on and accretion of redeemable
   preferred stock ................................     --       (2,119)           --           --            (2,119)
 Unrealized gain on marketable equity
   securities .....................................     --           --            --          591               591
 Net loss .........................................     --           --      (232,778)          --          (232,778)
                                                      ----     --------    ----------       ------        ----------
SHAREHOLDERS' EQUITY, DECEMBER 31, 2000 ...........    366      400,916      (281,030)         591           120,843
 Proceeds from the exercise of employee stock
   options ........................................      7        1,615            --           --             1,622
 Dividends on and accretion of redeemable
   preferred stock ................................     --       (1,738)           --           --            (1,738)
 Unrealized gain on marketable equity
   securities .....................................     --           --            --         (591)             (591)
 Net loss .........................................     --           --      (624,826)          --          (624,826)
                                                      ----     --------    ----------       ------        ----------
SHAREHOLDERS' (DEFICIENCY) EQUITY, DECEMBER 31,
 2001 .............................................   $373     $400,793    $ (905,856)      $   --        $ (504,690)
                                                      ====     ========    ==========       ======        ==========

          See accompanying notes to consolidated financial statements.

                   FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                      YEAR ENDED DECEMBER 31,
                                                                          -----------------------------------------------
                                                                               2001             2000             1999
                                                                          --------------   --------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Loss from continuing operations ......................................     $ (480,208)      $ (233,849)     $  (39,847)
 Adjustments to reconcile loss from continuing operations to cash provided by (used in) operating activities:
   Depreciation and amortization ......................................         70,102           52,491          15,680
   Impairment of assets ...............................................        561,196               --              --
   Amortization of deferred financing costs ...........................          8,908            5,720             719
   Extraordinary loss on early extinguishment of debt .................             --            2,648              --
   Equity in net loss and impairment of unconsolidated companies.......         36,448          125,928          10,266
   Minority interest ..................................................       (305,984)           7,688         (18,790)
   Deferred income taxes ..............................................             --               --          (3,541)
   Stock and related compensation .....................................          2,076           15,188          30,493
   Non-cash restructuring costs .......................................         59,795            8,875              --
   Changes in operating assets and liabilities:
    Accounts receivable, net ..........................................         25,123          (19,801)         (1,328)
    Acquisition costs and other assets ................................         11,200           17,240          (7,251)
    Deferred rent payable .............................................          9,896           16,455           6,024
    Accounts payable and accrued expenses .............................         (3,374)         (40,754)         19,834
    Accrued restructuring costs .......................................         (6,094)              --              --
    Other liabilities .................................................          8,782           16,575              88
    Affiliate receivables .............................................             --               --           7,759
                                                                            ----------       ----------      ----------
     Net cash provided by (used in) operating activities from
       continuing operations ..........................................         (2,134)         (25,596)         20,106
     Net cash provided by discontinued operations .....................         14,423            1,397              --
                                                                            ----------       ----------      ----------
     Net cash provided by (used in) operating activities ..............         12,289          (24,199)         20,106
                                                                            ----------       ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisitions of officing solutions centers, net of cash proceeds .....             --         (323,653)        (47,329)
 Equipment ............................................................        (35,381)         (60,741)        (41,882)
 Restricted cash ......................................................          4,890           22,866         (10,318)
 Proceeds from sale of short-term investments .........................         20,918               --              --
 Acquisition of ownership interests and advances to unconsolidated
   companies ..........................................................        (10,426)         (68,322)       (132,332)
                                                                            ----------       ----------      ----------
     Net cash used in continuing investing activities .................        (19,999)        (429,850)       (231,861)
     Net cash used by discontinued operations .........................        (12,011)          (2,746)             --
                                                                            ----------       ----------      ----------
     Net cash used in investing activities ............................        (32,010)        (432,596)       (231,861)
                                                                            ----------       ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock and warrants, net of costs ..................             --          156,957          60,812
 Issuance of preferred stock and redeemable preferred stock, net of
   costs ..............................................................         10,000           38,510              --
 Deferred financing costs .............................................             --          (27,161)         (4,398)
 Net change in credit facilities with related parties .................          6,538           13,675         128,492
 Capital leases .......................................................         (1,984)          (2,657)         (2,226)
 Net repayments of secured credit facility and notes payable ..........          3,581           55,615          44,407
 Net proceeds from minority interest ..................................           (366)         208,193           8,642
 Other, net ...........................................................            426              588           3,125
                                                                            ----------       ----------      ----------
     Net cash provided by financing activities ........................         18,195          443,720         238,854
                                                                            ----------       ----------      ----------
Cash and Cash Equivalents:
 Net (decrease) increase ..............................................         (1,526)         (13,075)         27,099
 Beginning of period ..................................................         19,665           32,740           5,641
                                                                            ----------       ----------      ----------
 End of period ........................................................     $   18,139       $   19,665      $   32,740
                                                                            ==========       ==========      ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the year for:
   Interest ...........................................................     $   11,833       $   58,245      $   14,253
                                                                            ==========       ==========      ==========
   Income taxes .......................................................     $    1,554       $    1,499      $    2,009
                                                                            ==========       ==========      ==========

          See accompanying notes to consolidated financial statements.

                   FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1999, 2000, 2001


1. BASIS OF PRESENTATION


ORGANIZATION AND BUSINESS

     FrontLine Capital Group ("FrontLine" or the "Company") is a holding company, with two distinct operating segments: one holds FrontLine's interest in HQ Global Workplaces, Inc., a company in the officing solutions market (see Note 3 for further discussion) and its predecessor companies ("HQ" or the "HQ Global Segment"), and the other consists of FrontLine (parent company) ("FrontLine Parent") and its interests in a group of companies (the "Parent and Other Interests Segment") that provide a range of services. In October 2000, FrontLine announced that it would focus its resources and capital on the businesses within its existing portfolio and cease pursuing new investment activities.


HQ GLOBAL BANKRUPTCY

     On March 13, 2002, HQ filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware and received a commitment for $30 million in debtor-in-possession financing (see Note 3).


NOTES PAYABLE, CREDIT FACILITIES AND PREFERRED STOCK DEFAULTS

     As of December 31, 2001, the Company has not paid certain principal and interest due on the FrontLine Bank Credit Facility and both the FrontLine Bank Credit Facility (See Note 9) and the Credit Facilities with Reckson Operating Partnership, L.P. ("Reckson") (See Note 15) are in default. Additionally, the Company did not pay the dividend that became payable on December 31, 2001 for the Redeemable Preferred Stock, and is in default under that agreement (see Note
10).

     The accompanying consolidated financial statements have been prepared on a going concern basis of accounting and do not reflect any adjustments that might result should the Company be unable to continue as a going concern. The Company's inability to repay or refinance its indebtedness when due, and pay dividends on its redeemable preferred stock, its recent losses from operations and the related Chapter 11 proceeding of HQ raise concern about its ability to continue as a going concern. The appropriateness of using the going concern basis is dependent upon, among other things (i) confirmation of a plan of reorganization of HQ under the Bankruptcy Code, (ii) the ability to achieve profitable operations after such confirmation and (iii) the ability to generate sufficient cash from operations and through asset sales to meet its obligations.

     FrontLine is in default of its debt agreement and has insufficient cash reserves to continue operations for the next twelve months. Although negotiations are ongoing, it does not appear likely that a satisfactory restructuring of these obligations will be achieved. Accordingly, the Company is currently considering its future options, including seeking protection from its creditors under the federal bankruptcy laws.


DELISTING BY NASDAQ

     In March 2002, the Company's stock was delisted by Nasdaq as a direct result of the HQ bankruptcy filing. The Company's common stock currently trades on the OTC Bulletin Board under the symbol FLCGQ.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                   FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 1999, 2000, 2001 - (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

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

                   FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 1999, 2000, 2001 - (CONTINUED)

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


RECEIVABLES


     HQ licenses office space and provides support services to clients in various industries, ranging in size from small entrepreneurial entities to local offices of international corporations. HQ's facilities included in continuing operations are primarily located in the United States, which limits its exposure to certain economic risks based upon local economic conditions. HQ performs credit evaluations of its clients and generally requires approximately two months' charges as a service retainer. HQ records an allowance for doubtful accounts which reflects management's estimate of the risk of uncollectible accounts receivable.


ALLOWANCE FOR DOUBTFUL ACCOUNTS


     The following represents the activity in HQ's allowance for doubtful accounts for the years ended December 31, 2001, 2000 and 1999 (in thousands):





                                                  YEAR ENDED DECEMBER 31,
                                           --------------------------------------
                                               2001           2000         1999
                                           ------------   -----------   ---------
Balance at beginning of period .........    $   3,393      $    861      $  401
Charged to cost and expenses ...........        9,684         3,050       1,291
Recorded in the HQ Merger ..............           --         1,335          --
Accounts written off ...................      (10,585)       (1,853)       (831)
                                            ---------      --------      ------
Balance at end of period ...............    $   2,492      $  3,393      $  861
                                            =========      ========      ======

PROPERTY AND EQUIPMENT

     Property and equipment consists primarily of property and equipment owned by HQ, and is stated at cost less accumulated depreciation and amortization. Effective January 1, 1999, the Company adopted Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software. During 2001 and 2000, HQ capitalized $1.5 million and $5.7 million, respectively, related to the development of its enterprise resource system.


     Office equipment, furniture and fixtures are depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. The cost of HQ's enterprise resource system is being amortized over seven years. Leasehold improvements are amortized over the lesser of the term of the related lease or the estimated useful lives of the assets.

                   FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 1999, 2000, 2001 - (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

DEFERRED FINANCING COSTS

     The Company amortizes deferred financing costs over the term of the related debt. As of December 31, 2001 and 2000, accumulated amortization was $16.0 million and $7.1 million, respectively. Amortization of deferred financing costs is included as a component of interest expense in the accompanying consolidated statement of operations.


INTANGIBLE ASSETS

     Intangible assets consist primarily of goodwill representing the excess of the purchase price over the net assets of VANTAS Incorporated ("VANTAS") and HQ. Goodwill is amortized using the straight-line method. In connection with the merger of HQ and VANTAS (see Note 3), the Company reassessed the estimated life of goodwill resulting from the merger. As a result, the amortization period for goodwill was reduced from 30 to 20 years, resulting in additional amortization expense of $2.1 million for the year ended December 31, 2000.


IMPAIRMENTS OF OWNERSHIP INTERESTS AND ADVANCES TO UNCONSOLIDATED COMPANIES

     The Company continually evaluates the carrying value of its ownership interests in and advances to each of its investments in unconsolidated companies for possible impairment based on achievement of business plan objectives and milestones, the value of each ownership interest in the unconsolidated company relative to carrying value, the financial condition and prospects of the company and other relevant factors. The fair value of the Company's ownership interests in and advances to privately held companies is generally determined based on the value at which independent third parties have invested or have committed to invest in the companies. The Company recorded a $25.7 million charge during the year ended December 31, 2000 to recognize impairment charges to reduce the carrying value of its investments in certain unconsolidated companies. In recognition of continuing difficult capital market conditions and operating performance of these ownership interests, the Company recorded an additional $32.9 million during the year ended December 31, 2001. Of the $32.9 million recorded, $20.0 million related to Reckson Strategic Venture Partners, LLC ("Reckson Strategic")(see Note 4 for further discussion). These charges are included in "Equity in net loss and impairment of unconsolidated companies" in the accompanying Consolidated Statements of Operations.


IMPAIRMENTS OF LONG-LIVED ASSETS

     The Company reviews long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated fair value of the asset or business center. In preparing these estimates, HQ must make a number of assumptions concerning occupancy rates, rates which will be charged to clients for workstations and services, and rates of growth of rent expense and other operating expenses. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets.

     Impairment charges are recorded as a permanent reduction in the carrying amount of the related asset. Based on the trend of operating losses as well as HQ's inability to remain in compliance with its debt arrangements, HQ determined that the carrying value of its intangible assets was impaired at September 30, 2001. Therefore, in the third quarter of 2001, the Company recognized an impairment charge of approximately $294.1 million, representing the amount by which the carrying amount of the

                   FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 1999, 2000, 2001 - (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

intangible assets exceeded their estimated fair value. As a result of continuing operating losses, the Company further revised its projected cash flows during the fourth quarter of 2001, resulting in an additional impairment charge of $241.4 million. Management believes that assumptions made in estimating fair values were reasonable, but actual fair values may differ significantly from these estimates.

     Assets to be disposed of are reported at the lower of the carrying amount or estimated fair value less costs to sell. Accordingly, HQ has recorded an impairment charge of $25.7 million related to the restructuring program (see
Note 14).

NEW PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("FAS") No. 141, Business Combinations, ("FAS 141"), and No. 142, Goodwill and Other Intangible Assets, ("FAS 142"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Amortization of goodwill and other intangible assets recorded in connection with business combinations totaled approximately $27.6 million, $20.4 million and 6.1 million during the years ended December 31, 2001, 2000 and 1999 respectively. As a result of impairment charges recorded in the third and fourth quarters of 2001, the Company does not have any recorded goodwill or indefinite lives of intangible assets at December 31, 2001. Accordingly, adoption of FAS 142 will not have an impact on the Company's financial condition or results of operations. Intangible assets with a carrying value of approximately $16.8 million at December 31, 2001 will continue to be amortized after adoption of FAS 142.

     The FASB has also recently issued FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS 144"), which will be adopted by the Company on January 1, 2002. The FASB's new rules on asset impairment supersede FAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("FAS 121"). FAS 144 retains the requirements of FAS 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset, but removes goodwill from its scope. This aspect of FAS 144 will primarily impact the accounting for intangible assets subject to amortization, property and equipment, and certain other long-lived assets. The Company does not believe that the effect of the adoption of FAS 144 will have a significant impact on its financial condition or results of operations.

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

FRANCHISE FEES

     As a result of the HQ Merger, HQ became a franchiser of 46 domestic and 30 international business centers operated by unrelated franchisees. Subsequent to the HQ merger, 5 domestic and 1 international franchise center have been added to HQ's network. The financial results of franchised locations are not

                   FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 1999, 2000, 2001 - (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

included in the consolidated results of the Company. HQ charges a franchise fee for use of its brand name and marketing support, which is recorded in the period earned. Franchise fees aggregated $1.5 million and $1.8 million for the years ended December 31, 2001 and 2000, respectively and are included in business service revenues.


RENT EXPENSE

     Payments under operating leases are recognized as rent expense on a straight-line basis over the term of the related lease. The difference between the rent expense recognized for financial reporting purposes and the actual payments made in accordance with the lease agreements is recognized as a deferred rent liability. Rent expense charged to operations for the years ended December 31, 2001, 2000 and 1999, exceeded actual rental payments by $9.0 million, $9.2 million and $6.0 million, respectively.

     During the years ended December 31, 2001, 2000 and 1999, the Company recorded deferred credits relating to tenant improvements which are reimbursed or paid by landlords and amortized against rent expense over the life of the leases, of $3.9 million, $8.9 million and $11.8 million, respectively. As of December 31, 2001 and 2000, the deferred rent liability includes approximately $26.0 million and $21.3 million, respectively, representing the unamortized balances of such deferred credits.

     The estimated fair value of favorable lease rates on business centers acquired in the HQ Merger (see Note 3) is being amortized over the terms of the respective leases acquired. At December 31, 2001, the weighted average remaining term of these leases was 8.5 years.


HQ DEPRECIATION AND AMORTIZATION

     Depreciation and amortization of the HQ Segment consists of the following (in thousands):





                                                            YEAR ENDED DECEMBER 31,
                                                      -----------------------------------
                                                         2001         2000         1999
                                                      ----------   ----------   ---------
Property and equipment ............................    $42,538      $28,279      $ 8,738
Goodwill ..........................................     25,164       21,359        6,101
Favorable acquired business center leases .........      2,400        1,400           --
Other intangible assets ...........................         --          330          165
                                                       -------      -------      -------
                                                       $70,102      $51,368      $15,004
                                                       =======      =======      =======

STOCK-BASED COMPENSATION

     The Company follows Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock options. The Company accounts for stock-based compensation for non-employees under the fair value method prescribed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("FAS 123"). Through December 31, 2001, there have been no significant grants to non-employees.

     Effective July 1, 2000, the Company adopted Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation ("FIN 44"), an interpretation of APB 25, which requires changes to previous practice regarding the accounting for certain stock compensation arrangements. FIN 44 does not change APB 25's intrinsic value method, under which compensation expense is generally not recognized for grants of stock options to employees with an exercise price equal to the market price of the stock at the date of grant, but it has narrowed its application. Adoption of FIN 44 did not have a significant effect on the Company's results of operations for the year ended December 31, 2001 and 2000.

                   FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 1999, 2000, 2001 - (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

COMPREHENSIVE LOSS

     Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions, events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. During the year ended December 31, 2001, the difference between net loss ($624,826,000) and total comprehensive loss ($624,235,000) was due to realized gains on "available-for-sale" marketable securities.


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


FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107, "Disclosures About Fair Value of Financial Instruments" requires the Company to disclose the estimated fair values of its financial instrument assets and liabilities. The carrying amounts approximate fair value for cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses because of the short maturity of those instruments. Other than as disclosed in Notes 9 and 15, the estimated fair values of the Company's long-term debt approximate the recorded balances.


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

                   FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 1999, 2000, 2001 - (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

     HQ enters into contracts that establish a cap and a floor interest rate on notional amounts to hedge the interest rate risk on its floating-rate debt. The Company's policy is that it will not speculate in hedging activities. The effect of adopting FAS 133 as of January 2001 was not material to the Company's results of operations. There were no derivatives outstanding at December 31, 2001.


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


RISK AND UNCERTAINTIES

     The future results of operations and financial condition of HQ will be impacted by the following factors, among others: the competition in the office solutions business with respect to, among other things, price, service, and location; dependence on leases and changes in lease costs; the availability of capital for expansion; the ability to obtain and retain qualified employees; the level of difficulty experienced in the integration of acquired businesses; the competition for future acquisitions; and the ability of HQ to secure adequate capital.


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

                   FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 1999, 2000, 2001 - (CONTINUED)

3. INTEREST IN HQ GLOBAL AND PREDECESSOR ENTITIES - (CONTINUED)


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
                                                            --------
                                                            $108,480
                                                            ========

     The costs of the 1999 Mergers have been allocated to the respective assets acquired and liabilities assumed, with the remainder recorded as goodwill as follows (in thousands):



Working capital ..........................................  $   4,618
Goodwill .................................................    115,968
Other assets .............................................      2,984
Other non current liabilities ............................    (16,063)
Deferred income taxes ....................................        973
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

MERGER WITH HQ

     On June 1, 2000, VANTAS merged with HQ Global Workplaces, Inc. ("Old HQ"), in a two-step merger, and HQ Global also acquired two other entities involved in the executive office suites business outside the United States (the "HQ Merger"). As a result of the HQ Merger, the combined company, under the name HQ Global Workplaces, Inc., became a wholly-owned subsidiary of a newly-formed parent corporation, HQ Global. The HQ Merger was financed through a combination of debt and HQ Global preferred stock and warrants. As of December 31, 2000, FrontLine's ownership interest was 56.5% on a basic basis. Although FrontLine's percentage ownership may vary depending on the actual preferred stock conversion price, on a fully-diluted basis, assuming the outstanding preferred stock converted at the HQ Merger conversion price, and including certain warrants to purchase HQ Global stock, FrontLine would own approximately 38% of the common stock of HQ Global. To effectuate the HQ Merger, FrontLine contributed approximately $17 million in cash and its ownership interest in VANTAS.

                   FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 1999, 2000, 2001 - (CONTINUED)

3. INTEREST IN HQ GLOBAL AND PREDECESSOR ENTITIES - (CONTINUED)

     The costs of the HQ Merger have been allocated to the respective assets acquired and liabilities assumed, with the remainder recorded as goodwill, based on estimates of fair values as follows (dollars in thousands):



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

     HQ is a provider of flexible officing solutions. As of December 31, 2001, HQ owned, operated, or franchised 385 business centers which are included in continuing operations and are primarily located in the United States. There were 40 business centers operating at December 31, 2001 that were held for sale and are included in discontinued operations or in the process of being closed. A wholly-owned subsidiary of HQ is also the franchiser of 51 domestic and 31 international business centers for unrelated franchisees. HQ provides a complete outsourced office solution through furnished and equipped individual offices and multi-office suites available on short notice with flexible contracts. HQ also provides business support and information services including: telecommunications; broadband Internet access; mail room and reception services; high speed copying, faxing and printing services; secretarial, desktop publishing and IT support services and various size conference facilities, with multi-media presentation and video teleconferencing capabilities. HQ also provides similar services for those businesses and individuals that do not require offices on a full-time basis.


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





                                                        YEAR ENDED DECEMBER 31,
                                                      ---------------------------
                                                           2000          1999
                                                      ------------- -------------
Revenues ............................................   $   612.3     $   473.3
Net loss ............................................      (222.9)       (100.8)
Net loss applicable to common shareholders ..........      (225.0)       (100.8)
Basic and diluted net loss per common share .........   $   (6.45)    $   (2.91)

OWNERSHIP BY FRONTLINE

     To facilitate HQ Global obtaining amendments to certain debt covenants, on June 29, 2001, FrontLine invested an additional $15 million into HQ Global via the acquisition of a new subordinated series of preferred stock and common stock warrants.

                   FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 1999, 2000, 2001 - (CONTINUED)

3. INTEREST IN HQ GLOBAL AND PREDECESSOR ENTITIES - (CONTINUED)

     As of December 31, 2001, FrontLine's ownership interest was approximately 57% on a basic basis. Although FrontLine's percentage ownership may vary depending on the actual preferred stock conversion price, on a fully-diluted basis, assuming the outstanding preferred stock converted at the HQ Merger conversion price, and including certain warrants to purchase HQ Global stock, FrontLine would own approximately 38% of the common stock of HQ Global.

     An HQ Global shareholder has a put option ("Put Option") to require the Company to purchase all of its interest any time between January 8, 2002 and January 8, 2005, at the then determined fair value of the interest.

     The Company has entered into a stockholders agreement (the "HQ Stockholders Agreement") with certain of the stockholders of HQ Global which provides them with rights to put up to approximately 3.1 million shares of HQ Global (the "HQ Shares") to the Company during the two years subsequent to the HQ Merger if HQ Global has not completed an initial public offering of its shares. On February 25, 2002, such stockholders irrevocably waived their Put Rights.


HQ GLOBAL BANKRUPTCY

     On March 13, 2002, HQ Global and certain of its affiliates (collectively, the "Debtors") filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Court"). The Debtors will continue to operate and manage properties in the ordinary course of business during the Chapter 11 proceeding. The Debtors have the exclusive right to propose a plan of reorganization during the 120-day period following March 13, 2002, which period may be extended by the Court.

     The Debtors anticipate proposing a plan of reorganization in accordance with the federal bankruptcy laws as administered by the Court. Confirmation of a plan of reorganization could materially change the amounts currently recorded in the financial statements. The financial statements do not give effect to any adjustment to the carrying value of assets, or amounts and classifications of liabilities that might be necessary as a consequence of this matter.

     Through December 31, 2001, HQ has incurred professional fees of approximately $5.7 million relating to the restructuring of its business, which is included in restructuring costs in the accompanying statement of operations (see Note 14).


DISCONTINUED OPERATIONS

     In December 2001, HQ's Board of Directors approved a plan to dispose of HQ's business in Europe. The planned disposition of the businesses in Europe represents the disposal of a business segment under Accounting Principles Board ("APB") Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB 30"). As a result of this transaction, the consolidated financial statements for the years ended December 31, 2001, 2000 and 1999 have been reclassified to present the European businesses as a discontinued operation.

                   FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 1999, 2000, 2001 - (CONTINUED)

3. INTEREST IN HQ GLOBAL AND PREDECESSOR ENTITIES - (CONTINUED)

     Summarized financial information for the discontinued operations is as follows (in thousands):


                                                           YEAR ENDED DECEMBER 31,
                                                          -------------------------
                                                               2001         2000
                                                          -------------- ----------
Revenues ................................................   $   42,078    $ 28,471
                                                            ==========    ========
Income (loss) before provision for income taxes .........   $ (142,780)   $  3,059
(Provision) for income taxes ............................       (1,838)     (1,988)
                                                            ----------    --------
Income (loss) from discontinued operations, net .........   $ (144,618)   $  1,071
                                                            ==========    ========

     The loss from discontinued operations for the year ended December 31, 2001 contains an asset impairment charge of $141.2 million.

     The major classes of assets and liabilities of the discontinued operations included in the consolidated balance sheet were as follows (in thousands):





                                                                DECEMBER 31,
                                                          -------------------------
                                                              2001         2000
                                                          ------------ ------------
Current assets .................................            $  14,191    $  16,792
Property and equipment, net ....................                8,546       19,672
Investments ....................................                9,387       30,531
Intangibles and noncurrent assets, net .........                   --       86,198
Liabilities ....................................              (26,624)     (12,848)
                                                            ---------    ---------
Net assets .....................................            $   5,500    $ 140,345
                                                            =========    =========

FINANCIAL STATEMENTS

     The following statements present the portion of the Company's financial position, results of operations and cash flows represented by HQ Global and predecessor entities as of and for the periods indicated.

                   FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 1999, 2000, 2001 - (CONTINUED)

3. INTEREST IN HQ GLOBAL AND PREDECESSOR ENTITIES - (CONTINUED)


HQ GLOBAL AND PREDECESSOR ENTITIES BALANCE SHEETS (IN THOUSANDS)





                                                                                            DECEMBER 31,
                                                                                     ---------------------------
                                                                                          2001          2000
                                                                                     ------------- -------------
ASSETS:
Current Assets:
 Cash and cash equivalents .........................................................  $   16,151    $   12,742
 Restricted cash ...................................................................         878         5,768
 Accounts receivable, net of allowance for doubtful accounts of $2,492 and $3,393
   at December 31, 2001 and 2000, respectively .....................................       6,865        31,988
 Other current assets ..............................................................       4,141         7,470
                                                                                      ----------    ----------
    Total Current Assets ...........................................................      28,035        57,968
Intangible assets, net .............................................................      16,820       581,680
Property and equipment, net ........................................................     168,486       202,005
Deferred financing costs, net ......................................................      40,127        48,246
Net assets from discontinued operations ............................................       5,500       140,345
Other assets, net ..................................................................       4,130        10,347
                                                                                      ----------    ----------
    Total Assets ...................................................................  $  263,098    $1,040,591
                                                                                      ==========    ==========
LIABILITIES AND NET BUSINESS UNIT (DEFICIENCY) EQUITY:
Current Liabilities:
 Accounts payable and accrued expenses .............................................  $   57,184    $   51,136
 Accrued restructuring costs .......................................................      51,567            --
 Subordinated notes payable ........................................................     341,506            --
 Current portion of senior secured debt ............................................          --        32,999
 Deferred rent payable .............................................................       3,345         2,713
 Other current liabilities .........................................................         988         2,558
                                                                                      ----------    ----------
    Total Current Liabilities ......................................................     454,590        89,406
Senior secured debt ................................................................          --       179,926
Subordinated notes payable .........................................................          --       125,000
Deferred rent payable ..............................................................      49,102        38,562
Other liabilities ..................................................................      50,496        62,530
                                                                                      ----------    ----------
    Total Liabilities ..............................................................     554,188       495,424
Minority interest ..................................................................          --       305,577
Net business unit (deficiency) equity ..............................................    (291,090)      239,590
                                                                                      ----------    ----------
    Total Liabilities and Net Business Unit (Deficiency) Equity ....................  $  263,098    $1,040,591
                                                                                      ==========    ==========

                   FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 1999, 2000, 2001 - (CONTINUED)

3. INTEREST IN HQ GLOBAL AND PREDECESSOR ENTITIES - (CONTINUED)

HQ GLOBAL AND PREDECESSOR ENTITIES STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT SHARE AMOUNTS)




                                                                            YEAR ENDED DECEMBER 31,
                                                                   ------------------------------------------
                                                                        2001          2000          1999
                                                                   ------------- ------------- --------------
HQ Operating Revenues:
 Workstation revenue .............................................  $   310,520   $   279,561   $   129,026
 Support services ................................................      160,187       175,929        85,419
                                                                    -----------   -----------   -----------
   Total HQ Operating Revenues ...................................      470,707       455,490       214,445
                                                                    -----------   -----------   -----------
HQ Operating Expenses:
 Rent ............................................................      219,826       170,334        87,775
 Support services ................................................       58,055        53,610        26,345
 Center general and administrative ...............................      107,641        93,263        54,839
 General and administrative ......................................       60,831        50,436        17,959
                                                                    -----------   -----------   -----------
   Total HQ Operating Expenses ...................................      446,353       367,643       186,918
                                                                    -----------   -----------   -----------
   HQ Operating Income ...........................................       24,354        87,847        27,527

HQ Other Expenses:
 Impairment of assets ............................................     (561,196)           --            --
 Depreciation and amortization ...................................      (70,102)      (51,368)      (15,004)
 Restructuring costs .............................................      (57,553)           --            --
 Interest expense, net ...........................................      (44,387)      (32,303)      (10,199)
 Merger and integration costs ....................................           --       (24,701)      (26,730)
                                                                    -----------   -----------   -----------
   Loss from continuing operations before income taxes and
    minority interest ............................................     (708,884)      (20,525)      (24,406)
(Provision for) benefit from income taxes ........................         (792)       (3,439)        2,841
Minority interest ................................................      305,984        (7,688)       18,790
                                                                    -----------   -----------   -----------
Loss before discontinued operations ..............................     (403,692)      (31,652)       (2,775)
Income (loss) from discontinued operations .......................     (144,618)        1,071            --
                                                                    -----------   -----------   -----------
   Net loss attributable to HQ ...................................  $  (548,310)  $   (30,581)  $    (2,775)
                                                                    ===========   ===========   ===========
Basic and diluted net loss attributable to HQ per weighted average
 common share ....................................................  $    (14.82)  $     (0.88)  $     (0.11)
                                                                    ===========   ===========   ===========
Basic and diluted weighted average common shares of FrontLine
 outstanding .....................................................   37,009,891    34,880,709    25,600,985
                                                                    ===========   ===========   ===========

                   FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 1999, 2000, 2001 - (CONTINUED)

3. INTEREST IN HQ GLOBAL AND PREDECESSOR ENTITIES - (CONTINUED)

HQ GLOBAL AND PREDECESSOR STATEMENTS OF CASH FLOWS (IN THOUSANDS)



                                                                                           YEAR ENDED DECEMBER 31,
                                                                                  -----------------------------------------
                                                                                       2001           2000         1999
                                                                                  -------------- ------------- ------------
Cash Flows from Operating Activities:
 Loss before discontinued operations attributable to HQ .........................   $ (403,692)   $  (31,652)   $  (2,775)
 Adjustments to reconcile loss before discontinued operations attributable to
   HQ to cash provided by operating activities:
    Depreciation and amortization ...............................................       70,102        51,368       15,004
    Impairment of assets ........................................................      561,196            --           --
    Amortization of deferred financing costs ....................................        8,125         4,920          719
    Minority interest ...........................................................     (305,984)        7,688      (18,790)
    Stock and related compensation ..............................................         (738)          858       12,493
    Non-cash restructuring costs ................................................       57,661
    Deferred income taxes .......................................................           --            --       (3,541)
    Cumulative translation adjustment ...........................................           --            --           --
    Changes in operating assets and liabilities:
     Accounts receivable, net ...................................................       25,123       (19,801)      (1,328)
     Acquisition costs and other assets .........................................        5,787        18,975       (5,473)
     Deferred rent payable ......................................................        9,896        16,455        6,024
     Accounts payable and accrued expenses ......................................        6,041       (34,076)      19,755
     Accrued restructuring costs ................................................       (6,094)           --           --
     Other liabilities ..........................................................      (12,166)        8,206        2,527
                                                                                    ----------    ----------    ---------
       Net cash provided by operating activities from continuing
        Operations ..............................................................       15,257        22,941       24,615
       Net cash provided by discontinued operations .............................       14,423         1,397           --
                                                                                    ----------    ----------    ---------
       Net cash provided by operating activities ................................       29,680        24,338       24,615
                                                                                    ----------    ----------    ---------
Cash Flows from Investing Activities:
 Acquisitions of officing solutions centers, net of cash proceeds ...............           --      (251,051)     (47,329)
 Equipment ......................................................................      (35,381)      (57,722)     (41,541)
 Restricted cash ................................................................        4,890        22,866      (10,318)
                                                                                    ----------    ----------    ---------
       Net cash used in continuing investing activities .........................      (30,491)     (285,907)     (99,188)
       Net cash used in discontinued operations .................................      (12,011)       (2,746)          --
                                                                                    ----------    ----------    ---------
       Net cash used in investing activities ....................................      (42,502)     (288,653)     (99,188)
                                                                                    ----------    ----------    ---------
Cash Flows from Financing Activities:
 Net proceeds from Parent .......................................................       15,000        18,424       23,817
 Deferred financing costs .......................................................           --       (25,732)          --
 Net proceeds from notes payable ................................................        3,581        75,022       44,532
 Capital leases .................................................................       (1,984)       (2,657)      (2,226)
 Net proceeds from minority interest ............................................         (366)      208,193        8,642
                                                                                    ----------    ----------    ---------
       Net cash provided by financing activities ................................       16,231       273,250       74,765
                                                                                    ----------    ----------    ---------
Cash and Cash Equivalents:
 Net increase ...................................................................        3,409         8,935          192
 Beginning of period ............................................................       12,742         3,807        3,615
                                                                                    ----------    ----------    ---------
 End of period ..................................................................   $   16,151    $   12,742    $   3,807
                                                                                    ==========    ==========    =========

                   FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                 DECEMBER 31, 1999, 2000 AND 2001 - (CONTINUED)


4. OTHER OWNERSHIP INTERESTS

     The Company's ownership interests in its investees are classified according to the applicable accounting method utilized at December 31, 2001 and 2000. The carrying value of equity method investments represents the Company's acquisition cost less any impairment charges and the Company's share of such investees' losses. The carrying value of cost method investments represents the Company's acquisition costs less any impairment charges in such investees. The Company's ownership interests in and advances to investees as of December 31, 2001, are as follows (in thousands):




                                DECEMBER 31, 2001                DECEMBER 31, 2000
                          ------------------------------   ------------------------------
                           CARRYING VALUE        COST       CARRYING VALUE        COST
                          ----------------   -----------   ----------------   -----------
Equity Method .........        $13,396        $158,671          $32,969        $156,104
Cost Method ...........             --          18,075            6,876          17,700
                               -------                          -------
                               $13,396                          $39,845
                               =======                          =======

     The following details the Company's equity in net loss and impairment of unconsolidated companies (in thousands):



                                                                                     YEAR ENDED DECEMBER 31,
                                                                           --------------------------------------------
                                                                                2001            2000           1999
                                                                           -------------   -------------   ------------
OnSite Access, Inc. and predecessor entity .............................   $     --        $ (39,017)      $ (8,137)
RealtyIQ Corp. .........................................................         --          (38,797)           (11)
EmployeeMatters, Inc. ..................................................         --          (15,139)        (2,230)
Gain on sale of EmployeeMatters, Inc. (see below) ......................         --            8,287             --
Reckson Strategic Venture Partners .....................................     (5,069)          (4,421)           638
Other unconsolidated companies .........................................         --          (11,101)          (526)
Aggregate impairment charges (see Note 14) .............................    (31,970)         (25,740)            --
Gain on Sale of Intuit, Inc. stock .....................................        591               --             --
                                                                           --------        ---------       --------
 Equity in net loss and impairment of unconsolidated companies .........   $(36,448)       $(125,928)      $(10,266)
                                                                           ========        =========       ========

EMPLOYEEMATTERS

     On December 20, 2000, the Company sold its interest in EmployeeMatters, Inc. ("EmployeeMatters") to Intuit, Inc. ("Intuit") for 556,027 shares of Intuit common stock. The fair value of such stock on the closing date of the sale was $21.3 million. As a result of the sale, the Company recorded a gain of $8.3 million, net of $0.7 million of expenses and other related charges, in the fourth quarter of the year ended December 31, 2000. Included in the above Intuit shares are 23,072 shares that were held in escrow in order to collateralize certain contingent indemnification obligations of the Company. On December 31, 2001, Intuit shares were released from escrow.


SALE OF INTUIT

     During the three months ended March 31, 2001, the Company sold all shares of Intuit not held in escrow at a realized gain of $0.5 million. On January 9, 2002, the Company sold all 23,072 shares of Intuit, which were released from escrow at December 31, 2001. As a result of this sale, the Company recorded a gain of $0.1 million.


RECKSON STRATEGIC

     Reckson Strategic invests in operating companies with experienced management teams in real estate and real estate related market sectors which are in the early stages of their growth cycle or offer unique circumstances for attractive investments, as well as platforms for future growth.

                   FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                 DECEMBER 31, 1999, 2000 AND 2001 - (CONTINUED)

4. OTHER OWNERSHIP INTERESTS - (CONTINUED)

     Through RSVP Holdings, LLC ("Holdings"), the Company is a managing member and 100% owner of the common equity of Reckson Strategic. New World Realty, LLC, an entity owned by two individuals (the "RSVP Managing Directors") retained by Holdings, acts as a managing member of Holdings, and have a carried interest which provides for the RSVP Managing Directors to receive a share in the profits of Reckson Strategic after the Company, Paine Webber Real Estate Securities, Inc., ("Paine Webber") and Stratum Realty Fund, L.P. ("Stratum") have received certain minimum returns and a return of capital. Paine Webber and Stratum are non-managing members and preferred equity owners who have committed $150 million and $50 million, respectively, in capital and share in profits and losses of Reckson Strategic with the Company, subject to a maximum internal rate of return of 16% of invested capital. The carrying values of the Company's investment in Reckson Strategic were $13.4 million and $29.0 million as of December 31, 2001 and 2000, respectively.

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

                   FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                 DECEMBER 31, 1999, 2000 AND 2001 - (CONTINUED)

4. OTHER OWNERSHIP INTERESTS - (CONTINUED)

FRONTLINE PARENT AND OTHER INTERESTS BALANCE SHEETS (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                             DECEMBER 31,
                                                                                      ---------------------------
                                                                                           2001          2000
                                                                                      ------------- -------------
ASSETS:
Current Assets:
 Cash and cash equivalents ..........................................................  $    1,988    $    6,923
 Other current assets ...............................................................         361        21,928
                                                                                       ----------    ----------
   Total Current Assets .............................................................       2,349        28,851
Ownership interests in and advances to unconsolidated companies .....................      13,396        39,845
Ownership interests in HQ Global and predecessor entities ...........................          --       239,590
Deferred financing costs ............................................................         147           629
Other assets, net ...................................................................       1,778         9,536
                                                                                       ----------    ----------
    Total Assets ....................................................................  $   17,670    $  318,451
                                                                                       ==========    ==========
LIABILITIES AND SHAREHOLDERS' (DEFICIENCY) EQUITY:
Current Liabilities:
 Accounts payable and accrued expenses ..............................................  $    4,036    $    9,246
 Credit facilities with related parties .............................................     176,909            --
 Notes payable ......................................................................      25,000        25,000
 Negative ownership interest in HQ Global and predecessor entities ..................     291,090            --
                                                                                       ----------    ----------
   Total Current Liabilities ........................................................     497,035        34,246
Credit facilities with related parties ..............................................          --       135,523
Other liabilities ...................................................................          --        13,899
                                                                                       ----------    ----------
   Total Liabilities ................................................................     497,035       183,668
                                                                                       ----------    ----------
Redeemable convertible preferred stock ..............................................      25,325        13,940
Shareholders' (Deficiency) Equity:
 8.875% convertible cumulative preferred stock, $.01 par value, 25,000,000 shares
   authorized, 26,000 outstanding, at December 31, 2001 and 2000 ....................          --            --
 Common stock, $.01 par value, 100,000,000 shares authorized, 37,344,039 and
   36,625,847 shares issued and outstanding at December 31, 2001 and 2000,
   respectively .....................................................................         373           366
 Additional paid-in capital .........................................................     400,793       400,916
 Accumulated deficit ................................................................    (905,856)     (281,030)
 Unrealized gain on marketable equity securities ....................................          --           591
                                                                                       ----------    ----------
   Total Shareholders' (Deficiency) Equity ..........................................    (504,690)      120,843
                                                                                       ----------    ----------
   Total Liabilities and Shareholders' (Deficiency) Equity ..........................  $   17,670    $  318,451
                                                                                       ==========    ==========

                   FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                 DECEMBER 31, 1999, 2000 AND 2001 - (CONTINUED)

4. OTHER OWNERSHIP INTERESTS - (CONTINUED)

FRONTLINE PARENT AND OTHER INTERESTS STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                                                                  YEAR ENDED DECEMBER 31,
                                                                        -------------------------------------------
                                                                             2001           2000          1999
                                                                        -------------- ------------- --------------
Parent Expenses:
 General and administrative expenses ..................................  $    (3,915)  $  (16,478)    $    (9,509)
 Amortization of deferred charges .....................................       (2,274)     (14,330)         (8,455)
 Restructuring costs ..................................................      (11,490)     (12,788)             --
 Interest expense, net ................................................      (22,389)     (18,903)         (8,166)
 Depreciation and amortization ........................................           --       (1,123)           (676)
 Development stage company costs ......................................           --       (9,999)             --
                                                                         -----------   ----------     -----------
   Loss before equity in net loss and impairment of
    unconsolidated companies ..........................................      (40,068)     (73,621)        (26,806)
Equity in net loss and impairment of unconsolidated companies .........      (36,448)    (125,928)        (10,266)
                                                                         -----------   ----------     -----------
   Loss before extraordinary item from early extinguishment of
    debt ..............................................................      (76,516)    (199,549)        (37,072)
Extraordinary item from early extinguishment of debt ..................           --       (2,648)             --
                                                                         -----------   ----------     -----------
   Net loss ...........................................................      (76,516)    (202,197)        (37,072)

Dividends on and accretion of preferred stock .........................       (5,582)      (2,119)             --
                                                                         -----------   ----------     -----------
   Net loss applicable to common shareholders attributable to
    Parent and Other Interests ........................................  $   (82,098)  $ (204,316)    $   (37,072)
                                                                         ===========   ==========     ===========
Basic and diluted net loss attributable to Parent and Other Interests
 per weighted average common share ....................................  $     (2.22)  $    (5.86)    $     (1.45)
                                                                         ===========   ==========     ===========
Basic and diluted weighted average common shares of FrontLine
 outstanding ..........................................................   37,009,891   34,880,709      25,600,985
                                                                         ===========   ==========     ===========

                   FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                 DECEMBER 31, 1999, 2000 AND 2001 - (CONTINUED)

4. OTHER OWNERSHIP INTERESTS - (CONTINUED)

FRONTLINE PARENT AND OTHER INTERESTS STATEMENTS OF CASH FLOWS (IN THOUSANDS)



                                                                             YEAR ENDED DECEMBER 31,
                                                                  ----------------------------------------------
                                                                       2001            2000             1999
                                                                  -------------   --------------   -------------
Cash Flows from Operating Activities:
 Net loss .....................................................     $ (76,516)      $ (202,197)     $  (37,072)
 Adjustments to reconcile net loss to cash used in operating activities:
    Depreciation and amortization .............................            --            1,123             676
    Amortization of deferred financing costs ..................           783              800              --
    Extraordinary loss on early extinguishment of debt ........            --            2,648              --
    Equity in net loss of unconsolidated companies ............        36,448          125,928          10,266
    Stock and related compensation ............................         2,814           14,330          18,000
    Non-cash restructuring costs ..............................         2,134            8,875              --
    Changes in operating assets and liabilities:
      Acquisition costs and other assets ......................         5,413           (1,735)         (1,778)
      Accounts payable and accrued expenses ...................        (9,415)          (6,678)             79
      Affiliate receivables ...................................            --               --           7,759
      Other liabilities .......................................        20,948            8,369          (2,439)
                                                                    ---------       ----------      ----------
       Net cash used in operating activities ..................       (17,391)         (48,537)         (4,509)
                                                                    ---------       ----------      ----------
Cash Flows from Investing Activities:
 Acquisitions of officing solutions centers ...................       (15,000)         (91,026)             --
 Proceeds from sale of short-term investments .................        20,918               --              --
 Equipment ....................................................            --           (3,019)           (341)
 Acquisition of ownership interests and advances to
   unconsolidated companies ...................................       (10,426)         (68,322)       (132,332)
                                                                    ---------       ----------      ----------
       Net cash used in investing activities ..................        (4,508)        (162,367)       (132,673)
                                                                    ---------       ----------      ----------
Cash Flows from Financing Activities:
 Issuance of common stock and warrants, net of costs ..........            --          156,957          36,995
 Issuance of preferred and redeemable preferred stock, net of
   costs ......................................................        10,000           38,510              --
 Deferred financing costs .....................................            --           (1,429)         (4,398)
 Net proceeds from credit facilities with related parties .....         6,538           13,675         128,492
 Net proceeds from notes payable ..............................            --          (19,407)           (125)
 Other, net ...................................................           426              588           3,125
                                                                    ---------       ----------      ----------
       Net cash provided by financing activities ..............        16,964          188,894         164,089
                                                                    ---------       ----------      ----------
Cash and Cash Equivalents:
 Net (decrease) increase ......................................        (4,935)         (22,010)         26,907
 Beginning of period ..........................................         6,923           28,933           2,026
                                                                    ---------       ----------      ----------
 End of period ................................................     $   1,988       $    6,923      $   28,933
                                                                    =========       ==========      ==========

                   FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                 DECEMBER 31, 1999, 2000 AND 2001 - (CONTINUED)


5. PROPERTY AND EQUIPMENT

     Property and equipment consists of (in thousands):



                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                                  2001         2000
                                                              ------------ ------------
Office equipment, furniture and fixtures ....................  $ 156,940    $ 178,228
Enterprise resource system ..................................     12,438       10,201
Leasehold improvements ......................................     76,711       55,840
                                                               ---------    ---------
                                                                 246,089      244,269
Less accumulated depreciation and amortization ..............    (77,603)     (42,264)
                                                               ---------    ---------
                                                               $ 168,486    $ 202,005
                                                               =========    =========

     Office equipment, furniture and fixtures include approximately $6.7 million and $6.8 million of office equipment under capital leases, net of accumulated depreciation of $3.6 million and $2.0 million as of December 31, 2001 and 2000, respectively.


6. INTANGIBLE ASSETS

     Intangible assets consist of (in thousands):



                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                                  2001         2000
                                                              ----------- -------------
Goodwill ....................................................  $     --     $ 588,350
Favorable acquired business center operating leases .........    19,984        25,690
Other intangible assets .....................................        --           854
Less accumulated amortization ...............................    (3,164)      (33,214)
                                                               --------     ---------
                                                               $ 16,820     $ 581,680
                                                               ========     =========

     See Note 2 for more detail.


7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of (in thousands):



                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                                  2001         2000
                                                              ----------- -------------
Accounts payable ............................................  $ 24,858      $ 27,337
Accrued compensation and benefits ...........................     7,444         7,729
Client prepayments ..........................................     5,698         5,028
Accrued merger and integration costs ........................        --         1,992
Other .......................................................    23,220        18,296
                                                               --------      --------
                                                               $ 61,220      $ 60,382
                                                               ========      ========

                   FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                 DECEMBER 31, 1999, 2000 AND 2001 - (CONTINUED)

8. INCOME TAXES

The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. This method also requires the recognition of future tax benefits such as net operating loss carry forwards, to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilites of a change in tax rates is recognized in the period that includes the enactment date. The result a valuation allowance is recognized if it is more likely than not that some portion of the deferred asset will not be recognized. At December 31, 2001, all of FrontLine Parent's deferred tax assets have been fully reserved due to the uncertainty as to whether these assets will provide benefit in future years.

The following represents HQ's, the Company's principal subisdiary (i) provision (benefit) for income taxes (ii) reconciliation of income tax expense (benefit) computed using the U.S. federal statutory income tax rate to the provision (benefit) for income taxes and (iii) the deferred tax effects of temporary difference as of December 31, 2001 and 2000.

HQ's provision (benefit) for income taxes related to continuing operations consists of the following (in thousands):



                                                                                       YEAR ENDED DECEMBER 31,
                                                                            ----------------------------------------------
                                                                                 2001             2000            1999
                                                                            --------------   -------------   -------------
Current:
 Foreign ................................................................     $      228       $     396       $     100
 State and local ........................................................            564           3,043             600
                                                                              ----------       ---------       ---------
                                                                                     792           3,439             700
Deferred:
 Federal ................................................................             --              --          (3,291)
 State and local ........................................................             --              --            (250)
                                                                              ----------       ---------       ---------
                                                                                      --              --          (3,541)
                                                                              ----------       ---------       ---------
Total (benefit) provision ...............................................     $      792       $   3,439       $  (2,841)
                                                                              ==========       =========       =========

     The following is HQ's reconciliation of the income tax expense (benefit) computed using the U.S. federal statutory income tax rate to the provision (benefit) for income taxes (in thousands):



                                                                                       YEAR ENDED DECEMBER 31,
                                                                            ----------------------------------------------
                                                                                 2001             2000            1999
                                                                            --------------   -------------   -------------
Income tax expense (benefit) at federal statutory rate ..................     $ (216,083)      $  (6,077)      $  (8,248)
Nondeductible goodwill ..................................................         83,401           4,170             928
State and local income taxes, net of federal income tax benefit .........            564           3,043             (36)
Effect of foreign income taxes ..........................................              7            (124)             --
Benefit of net operating losses not recognized ..........................        132,749           2,220           4,515
Other, net ..............................................................            154             207              --
                                                                              ----------       ---------       ---------
Total provision (benefit) ...............................................     $      792       $   3,439       $  (2,841)
                                                                              ==========       =========       =========

     HQ's deferred tax effects of temporary differences as of December 31, 2001 and 2000 are as follows (in thousands):



                                                                                YEAR ENDED DECEMBER 31,
                                                                            ------------------------------
                                                                                 2001             2000
                                                                            -------------    -------------
Deferred tax assets:
 Net operating losses ...................................................     $   59,584       $  24,637
 Accounts receivable allowance ..........................................            942           1,293
 AMT credit carryforward ................................................            252             252
 Deferred rent payable ..................................................          9,616           7,206
 Deferred restructuring charges .........................................         18,488              --
 Intangible assets ......................................................         72,345              --
 Other ..................................................................          1,967           3,951
                                                                              ----------       ---------
                                                                                 163,194          37,339
Less valuation allowance ................................................       (150,861)        (10,385)
                                                                              ----------       ---------
                                                                                  12,333          26,954
Deferred tax liabilities:
 Fixed assets ...........................................................        (11,741)        (10,209)
 Intangibles ............................................................             --          (9,206)
 Other ..................................................................           (592)         (7,539)
                                                                              ----------       ---------
                                                                                 (12,333)        (26,954)
                                                                              ----------       ---------
Net deferred tax asset after valuation allowance ........................     $       --       $      --
                                                                              ==========       =========

                   FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                 DECEMBER 31, 1999, 2000 AND 2001 - (CONTINUED)

8. INCOME TAXES - (CONTINUED)

     At December 31, 2001 and 2000, HQ had established valuation allowances of $150.9 million and $10.4 million, respectively, to reduce certain deferred tax assets to amounts that are more likely than not to be realized.

     At December 31, 2001, Frontline has approximately $274.2 million of available unused net operating loss carryforwards, which expire beginning in 2017. At December 31, 2001 HQ has available unused net operating loss carryforwards for U.S. federal income tax purposes of approximately $171.5 million, which expire beginning in 2003. A change in ownership, as defined for purposes of the Internal Revenue Code, occurred in 2000 and will limit the annual utilization of a portion of the U.S. Federal net operating loss carryforward under the applicable Internal Revenue Service regulations.

9. NOTES PAYABLE

HQ DEBTOR-IN-POSSESSION FACILITY

     In connection with HQ's bankruptcy filing (See Note 1), HQ received a commitment for a $30.0 million facility, with borrowings permitted for up to nine months in accordance with certain operating and liquidity covenants. Any borrowings, of which there have been none, will incur interest at prime plus 3%.

HQ CREDIT FACILITY

     HQ has a credit facility (the "HQ Credit Facility") with certain lending institutions, which, as amended and restated as of June 29, 2001, provides for borrowings of up to $219.4 million under four term loans (the "Term Loans") and for borrowings or letters of credit of up to an additional $55.6 million under two revolving loan commitments (the "Revolver Loans"). Availabilities under the Revolver Loans are formula based. As of December 31, 2001, there was $188.7 million in outstanding borrowings under the Term Loans and $27.8 million in borrowings outstanding under the Revolver Loans. As of December 31, 2001, HQ had letters of credit outstanding in the aggregate amount of $28.4 million for landlord security deposits. Such letters of credit are collateralized by $0.8 million in cash and $27.6 million of Revolver Loans, leaving $0.2 million available under the Revolver Loans for additional borrowings.

     The Term Loans are repayable in various quarterly installments through November 2005. Additional annual principal payments of 75% of excess cash flow as defined are required. Pursuant to such requirement, HQ made an accelerated principal payment of $15.1 million during the twelve-month period ended December 31, 2001, based on cash flows for the year ended December 31, 2000. Any outstanding borrowings under the two Revolver Loans are due on November 6, 2003 and May 31, 2005, respectively. Borrowings under the HQ Credit Facility bear interest ranging from LIBOR (one-month LIBOR was approximately 1.88% at December 31, 2001) plus 3.25% to 4.0% for one, three or nine-month periods at the election of HQ or prime (4.75% at December 31, 2001) plus 2.25% to 3.00%. The weighted average interest rate on borrowings under the Term Loans and the Revolver Loans at December 31, 2001, were approximately 5.9% and 6.0%, respectively. HQ pays a commitment fee of 1/2 of 1.0% per annum on the unused portion of the HQ Credit Facility.

     HQ's lending institutions have an assignment of leases and rents associated with HQ's business centers and certain preferred security interests to collateralize the borrowings under the HQ Credit Facility.

     During 2000, interest on borrowings under the Credit Facility ranged from LIBOR (one month LIBOR was approximately 6.8% at December 31, 2000) plus 3.00% to 3.5% for a one, three or six month period, at the election of the Company or Prime (9.5% at December 31, 2000). During 1999, interest on borrowings under the Credit Facility ranged from LIBOR plus 3.00% (9.5% at December 31, 1999) to LIBOR plus 3.75% (10.25% at December 31, 1999) for a one, three or six month period, at the election of HQ.

                   FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                 DECEMBER 31, 1999, 2000 AND 2001 - (CONTINUED)

9. NOTES PAYABLE - (CONTINUED)

     The stated maturities of borrowings outstanding under the HQ Credit Facility subsequent to December 31, 2001 are as follows (in thousands):





                                            AMOUNT
                                         -----------
  2002 and arrears ...................    $ 31,315
  2003 ...............................      29,665
  2004 ...............................      58,976
  2005 ...............................      96,587
                                          --------
  Total ..............................    $216,543
                                          ========


MEZZANINE LOAN

     On May 31, 2000, HQ entered into a Senior Subordinated Credit Facility (the "Bridge Loan") in the amount of $125.0 million. The Bridge Loan carried an interest rate of LIBOR plus 6.5% and was to mature on May 31, 2007. On August 11, 2000, HQ replaced the Bridge Loan with a $125.0 million Note and Warrant Purchase Agreement (the "Mezzanine Loan"). The Mezzanine Loan bears interest at 13.5% per annum and matures on May 31, 2007. The entire balance was outstanding at December 31, 2001 and 2000.

     In connection with the Mezzanine Loan, the Mezzanine Loan lenders received 503,545 Series A Warrants and 227,163 Series B Warrants to purchase common stock. The fair value of the Series A Warrants to purchase Common Stock issued to the lenders was recorded as debt issuance costs and is being amortized over the terms of the related loan resulting in an effective interest rate of 15.6%. No value will be assigned to the Series B Warrants.


EVENTS OF DEFAULT AND COMPLIANCE WITH COVENANTS

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

     In addition to not complying with certain financial covenants, in September 2001, HQ defaulted on its principle payments due under the HQ Credit Facility and, in February 2002, commenced defaulting on interest payments. As a result of entering into forbearance agreements, additional borrowings under the HQ Credit Facility were permitted from September 30, 2001 to February 14, 2002. Due to these defaults, outstanding borrowings are reflected as a current liability as of December 31, 2001.

     HQ also defaulted on the September 30, 2001 interest payment on the Mezzanine Loan but did enter into a forbearance agreement that expired February 14, 2002. As a result of this default and non-compliance with financial covenants, the Mezzanine Loan has been classified as a current liability as of December 31, 2001.


FRONTLINE BANK CREDIT FACILITY

     On September 11, 2000, FrontLine entered into a $25.0 million line of credit agreement (the "FrontLine Bank Credit Facility"). Borrowings under the FrontLine Bank Credit Facility are secured by a 20.51% common ownership interest in shares of HQ Global and bear interest at the Prime rate plus 2%.

                   FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                 DECEMBER 31, 1999, 2000 AND 2001 - (CONTINUED)

9. NOTES PAYABLE - (CONTINUED)

Any outstanding borrowings under the FrontLine Bank Credit Facility were originally due on March 11, 2001. In January 2001, FrontLine exercised its option to extend the maturity date until June 11, 2001. In May 2001, the Company further extended the maturity date to September 11, 2001. In September 2001, the Company further extended the maturity date to October 25, 2001. At December 31, 2001, FrontLine has borrowed $25.0 million under the amended FrontLine Bank Credit Facility. Such amount is classified as current in the accompanying Consolidated Balance Sheet. The weighted average interest rate of the outstanding borrowings at such date was 7.66%. The carrying value of FrontLine's borrowings under the FrontLine Bank Credit Facility approximates its fair value as of December 31, 2001. Subsequent to December 31, 2001, the Company has not repaid the principal or paid any interest applicable to this period and is accordingly in default. The Company is currently in negotiations to further extend the maturity or restructure the terms of this facility. However, no assurances can be given that any further extensions or restructuring of the terms of this credit facility will be agreed upon.

     The restructuring of the Company's indebtedness may result in significant dilution to holders of the Company's common stock or the elimination of their interest.


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

     The Preferred Equity Facility is comprised of a series of redeemable convertible preferred securities (the "Series B Preferred Stock"). The holders have consent rights for certain significant transactions, including the incurrence of additional debt by the Company or HQ, the issuance of equity securities senior to, or on a parity with, the Series B Preferred Stock or the issuance by HQ of preferred stock. These securities also contain certain covenants relating to HQ. In addition, the securities include a redemption premium of 27.5%. Since the securities were not redeemed prior to December 13, 2001, the securities (including the amount of the redemption premium) have become convertible at the holder's option into FrontLine common stock at the initial rate of $13.3875 per share, the preferred stock has become a voting security on an "as-converted" basis, and quarterly dividends have become payable from the date of initial issuance at the annual rate of 9.25%. Securities have a mandatory redemption requirement at a 27.5% premium, which has been triggered as a result of uncured events of default. Accordingly, the securities are classified as "Redeemable convertible preferred stock" in the accompanying consolidated balance sheet at December 31, 2001.

     The initial net proceeds of the securities are being accreted to the mandatory redemption price of 127.5% of face value over the five-year period through the mandatory redemption date.

     At December 31, 2001, the Company did not pay the dividend that was payable at that time and accordingly is in default. The Company is in arrears with regard to the payment of dividends on its Series A and Series B Preferred Stock.


11. SHAREHOLDERS' EQUITY

     The Company has established the 1998 stock option plan, the 1998 employee stock option plan, the 1999 stock option plan and the 2000 employee stock option plan (the "Plans") for the purpose of attracting and retaining directors, executive officers, other key employees and advisory board members. As of December 31, 2001, 3,700,376, 100,000, 1,750,000 and 2,500,000 of the Company's
authorized shares have been reserved for issuance under the 1998 stock option plan, the 1998 employee stock option plan, the 1999 stock option plan and the 2000 employee stock option plan, respectively.

                   FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                 DECEMBER 31, 1999, 2000 AND 2001 - (CONTINUED)

11. SHAREHOLDERS' EQUITY - (CONTINUED)

     The following table sets forth the outstanding options by plan and their corresponding exercise price ranges:





                                                            EXERCISE PRICE RANGE
                                                           -----------------------
                                             OUTSTANDING
                                               OPTIONS        FROM          TO
                                            ------------   ----------   ----------
1998 Stock Option Plan ..................      757,818      $  1.04      $  2.00
1998 Employee Stock Option Plan .........        1,000      $  2.00      $  2.00
1999 Stock Option Plan ..................      122,500      $  4.63      $ 29.25
2000 Employee Stock Option Plan .........      409,000      $ 10.63      $ 58.00
                                             ---------
Total ...................................    1,290,318
                                             =========

     A summary of the Company's stock option activity and related information is as follows:




                                                                                          WEIGHTED
                                                                                          AVERAGE
                                                                                           OPTION
                                                    OPTIONS            OPTION PRICE        PRICE
                                             --------------------   ------------------   ---------
Granted during the year ended
 December 31, 1998 .......................         3,831,541 (a)     $1.04 -- $ 2.00     $  1.19
                                                   ---------
 Outstanding - December 31, 1998 .........         3,831,541         $1.04 -- $ 2.00     $  1.19
Granted ..................................         1,218,500 (a)     $4.63 -- $29.25     $ 15.10
Exercised ................................          (210,000)        $1.04 -- $ 2.00     $  1.31
                                                   ---------
 Outstanding - December 31, 1999 .........         4,840,041         $1.04 -- $29.25     $  4.69
Granted ..................................         2,159,792 (a)    $10.63 -- $58.00     $ 21.88
Exercised ................................          (260,333)        $1.04 -- $13.31     $  4.48
Forfeited ................................          (839,169)        $4.63 -- $29.25     $ 17.32
                                                   ---------
 Outstanding - December 31, 2000 .........         5,900,331         $1.04 -- $58.00     $  9.19
Exercised ................................          (139,000)        $5.52 -- $ 8.42     $  4.48
Forfeited ................................        (4,471,013)        $4.63 -- $29.25     $ 17.32
                                                  ----------
 Outstanding - December 31, 2001 .........         1,290,318         $1.04 -- $58.00     $  9.19
                                                  ----------


----------
(a) The weighted average grant date fair value per option (see discussion of valuation below) was $1.15, $13.23 and $13.15 for the years ended December 31, 1998, 1999 and 2000 respectively.

                   FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                 DECEMBER 31, 1999, 2000 AND 2001 - (CONTINUED)

11. SHAREHOLDERS' EQUITY - (CONTINUED)

     The following table sets forth information relating to stock options outstanding and exercisable at December 31, 2001:


                                 STOCK OPTIONS OUTSTANDING                 STOCK OPTIONS EXERCISABLE
                       ----------------------------------------------   -------------------------------
                                               WEIGHTED     WEIGHTED                           WEIGHTED
                           OUTSTANDING         AVERAGE       AVERAGE        OUTSTANDING        AVERAGE
                              AS OF             YEARS        OPTION            AS OF            OPTION
    OPTION PRICE        DECEMBER 31, 2001     REMAINING       PRICE      DECEMBER 31, 2001      PRICE
--------------------   -------------------   -----------   ----------   -------------------   ---------
$1.04                         629,477             6.25      $  1.04            629,477        $  1.04
$1.10 -- $4.63                130,341             6.01      $  1.13            130,341        $  1.13
$10.63 -- $21.19              119,500             8.89      $ 16.46            119,167        $ 16.46
$24.88                        271,000             8.35      $ 24.88            103,666        $ 24.88
$26.72 -- $29.25              120,000             7.90      $ 28.35             40,002        $ 28.35
$58.00                         20,000             8.05      $ 58.00              6,667        $ 58.00
                            ---------                                        ---------
                            1,290,318             7.09      $ 10.91          1,029,320        $  6.67
                            =========                                        =========

     Options granted to officers under the 1998 stock option plan were fully vested on January 1, 1999. Options granted to new employees generally vest in three equal installments on the first, second and third anniversaries of the date of the grant. Options granted under the Plans are generally exercisable at the market price on the date of the grant and, subject to termination of employment, expire ten years from date of the grant, are not transferable other than on death.

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

     Pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method prescribed by FAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2001, 2000 and 1999, risk-free interest rate of 5%, no expected dividend yield, a volatility factor of the expected market price of the Company's common stock of .600, .600 and 1.367, respectively, and a weighted-average expected life of the option of 7 years. The lower volatility assumption used for 2000 and 2001 reflects the estimated volatility that has occurred and is expected to continue to occur as a result of FrontLine's revised business plan following the Restructuring.

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

                   FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                 DECEMBER 31, 1999, 2000 AND 2001 - (CONTINUED)

11. SHAREHOLDERS' EQUITY - (CONTINUED)

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. For the years ended December 31, 2001, 2000 and 1999 the Company's pro forma information follows (in thousands, except per share data):



                                                       2001             2000             1999
                                                  --------------   --------------   -------------
Pro forma net loss ............................     $ (634,509)      $ (251,543)      $ (43,474)
Basic and diluted net loss per share ..........     $   (17.14)      $    (7.21)      $   (1.70)

     In connection with the 1999 stock grants the Company made loans to employees to cover the associated tax liabilities. Such loans were forgiven over the one-year period following the date of grant. In connection with 200,000 of the shares granted in 2000, the Company made payments on behalf of its employees to cover the associated tax liabilities.

     On December 16, 1999, the Company issued 1,437,500 shares of its common stock in a public offering at $47.25 per share for an aggregate consideration of $63.9 million.

     During the three months ended March 31, 2000, the Company completed preferred stock offerings of 26,000 shares of 8.875% Convertible Cumulative Preferred Stock (the "Series A Preferred Stock") at a price of $1,000 per share with net proceeds of $24.6 million. These shares are convertible into the Company's common stock at a price of $70.48. The Company did not declare or pay the quarterly dividend due on these shares on November 6, 2001 or February 6, 2002. Accordingly, future dividends will accrue at a higher rate of 10.875%. If dividend distributions are in arrears for more than two quarterly periods, then the holders of such shares will be entitled to elect two additional members to the Company's Board of Directors.

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

     On March 31, 2000, the Company sold approximately 2.6 million shares of its common stock at a price of $47.25 per share for an aggregate consideration of $122.6 million. Proceeds from the sale were utilized to repay the remaining portion of a then-existing credit facility. As a result, certain deferred financing costs of $2.6 million incurred in connection with the establishment of such credit facility were expensed as an extraordinary loss in the accompanying Consolidated Statements of Operations. As a part of this transaction, the Company issued 128,750 warrants to purchase the Company's common stock with an exercise price of $47.25 per share for three years.

     The Company has entered into a stockholders agreement (the "HQ Stockholders Agreement") with certain of the stockholders of HQ Global which provides them with rights to put up to approximately 3.1 million shares of HQ Global (the "HQ Shares") to the Company during the two years subsequent to the HQ Merger if HQ Global has not completed an initial public offering of its shares. On February 25, 2002, such stockholders irrevocably waived their Put Rights.

     On September 20, 2000, the Company issued 331,400 shares of its common stock at a price of $15.0875 per share for gross proceeds of $5.0 million.

                   FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                 DECEMBER 31, 1999, 2000 AND 2001 - (CONTINUED)

11. SHAREHOLDERS' EQUITY - (CONTINUED)

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

     Under the Rights Plan, each shareholder received a dividend of one Right for each share of the Company's outstanding common stock owned. The Rights are exercisable only if a person or group acquires, or announces their intent to acquire, 15% or more of the Company's common stock, or announces a tender offer the consummation of which would result in beneficial ownership by a person or group of 15% or more of the common stock. Each Right entitles the holder to purchase one one-hundreth of a share of a new series of junior participating preferred stock of the Company at an initial exercise price of $60.00. If any person acquires beneficial ownership of 15% or more of the outstanding shares of common stock, then all Rights holders except the acquiring person will be entitled to purchase the Company's common stock at a price discounted from the then market price. If the Company is acquired in a merger after such an acquisition, all Rights holders except the acquiring person will also be entitled to purchase stock in the buyer at a discount in accordance with the Rights Plan. The distribution of Rights was made to all common stockholders of record at the close of business on November 3, 2000 and shares of common stock that are newly-issued after that date will also carry Rights until the Rights become detached from the common stock. The Rights expire at the close of business on October 15, 2010, unless earlier redeemed by the Company. The Rights distribution was not taxable to stockholders.


12. MERGER AND INTEGRATION COSTS

     Merger and integration costs from continuing operations related to the HQ Merger incurred and charged to expense during the year ended December 31, 2000 were comprised of the following (in thousands):





Payments to cancel options to purchase VANTAS common stock held by officers and
 employees ....................................................................    $ 11,382
Severance, retention incentives and other benefits ............................       9,412
Professional fees and other expenses ..........................................       3,907
                                                                                   --------
                                                                                   $ 24,701
                                                                                   ========

     Of the total merger and integration costs incurred through December 31, 2000 of $24.7 million, approximately $23.4 million required cash outlays.

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

     HQ incurred merger and integration charges of approximately $26.7 million during the year ended December 31, 1999, in connection with its merger transactions in 1999 and certain transactions with FrontLine. Such charges

                   FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                 DECEMBER 31, 1999, 2000 AND 2001 - (CONTINUED)

12. MERGER AND INTEGRATION COSTS - (CONTINUED)

consisted primarily of compensation expense pursuant to the transactions with FrontLine of $23.7 million and professional fees, business process reengineering and other integration costs, which aggregated approximately $3.0 million.


13. LONG-TERM INCENTIVE PLAN

     In March 2000, the Compensation Committee of the Board of Directors adopted a long-term incentive plan (the "LTIP"). Under the long-term incentive plan, participants may purchase or be granted interests in limited partnerships established by the Company to hold a profit participation interest in the investments made by the Company. The plan contemplates the allocation to such partnerships of up to a 12.5% profits interest in each investment made by the Company. FrontLine, through a wholly-owned subsidiary, will act as the general partner of each partnership and will retain an 87.5% or greater interest in each partnership depending upon the vesting and type of interest participants receive. FrontLine generally must receive a minimum return on its holdings in a particular partnership, typically 100% of the cost of its investment, before participants receive distributions from such partnership. A partnership will generally distribute the securities or cash it holds to its partners after five to ten years, but may distribute securities or cash earlier if the company has completed an initial public offering or been sold. The plan also permits the award of equivalent grants without the use of a limited partnership. In April 2000, FrontLine paid advances aggregating $2.8 million on future payments under the long-term incentive plan to its four executive officers. During the three months ended September 30, 2001, $1.8 million of these advances were forgiven as a result of the termination of three of these executives. Including related income tax accruals, the resulting expenses relating to the forgiveness of the advances to these three executives was $2.8 million in the twelve months ended December 31, 2001, respectively.

     The Company is continuing to amortize the remaining $1.0 million and related tax payments through April 2007, the end of the required service period, for the remaining executive officer who is still employed with the Company. During the twelve months ended December 31, 2001, $0.2 million of amortization related to the LTIP was recorded.


14. RESTRUCTURING


HQ

     In the second quarter of 2001, HQ initiated a restructuring program to close certain of its business centers and eliminate certain other business center and corporate positions. This restructuring program resulted in a charge of $11.3 million in the third quarter of 2001 consisting of employee severance and its estimate of future lease payments it would be required to make following closure of the centers. Subsequent to the initiation of the plan, HQ has filed bankruptcy and has revised its estimates of severance and lease costs based on the expected costs of buying out its lease obligations resulting in a reduction of accrued restructuring costs of $3.2 million in the fourth quarter of 2001.

     In the fourth quarter of 2001, HQ expanded its restructuring program to include the closure of additional business centers resulting in an additional restructuring charge of $49.4 million consisting primarily of HQ's estimate of the future lease payments, it will be required to make following closure of these centers. Restructuring costs also include $5.7 million of professional costs associated with this restructuring and HQ's Chapter 11 proceeding (see
Note 1).

                   FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                 DECEMBER 31, 1999, 2000 AND 2001 - (CONTINUED)

14. RESTRUCTURING - (CONTINUED)

     The following table summarizes the accrued charges related to restructuring (in thousands):


                                                                      LEASE       PROFESSIONAL
                                                      SEVERANCE       COSTS          COSTS           TOTAL
                                                     -----------   -----------   -------------   ------------
Second quarter 2001 restructuring charge              $  5,317      $  5,900       $    108        $ 11,325
Fourth quarter 2001 restructuring charge .........         188        43,675          5,563          49,426
Revisions of estimated costs .....................        (602)       (2,596)            --          (3,198)
Cash expenditures ................................      (2,208)           --         (3,778)         (5,986)
                                                      --------      --------       --------        --------
Balance at December 31, 2001 .....................    $  2,695      $ 46,979       $  1,893        $ 51,567
                                                      ========      ========       ========        ========

     The total restructuring program is expected to result in a net reduction of approximately 382 employees. At December 31, 2001, the program had resulted in a reduction of 363 employees. Severance costs are expected to be paid in 2002, while the lease costs are expected to be paid in 2002 and future years. This restructuring also resulted in an impairment of related fixed assets of $20.9 million and impairment of favorable leases of $4.8 million included in HQ's fourth quarter impairment charge.


FRONTLINE

     On October 18, 2000, FrontLine announced a restructuring of its strategic plan, the steps under which are collectively referred to herein as the Restructuring (see Note 1). In connection with the Restructuring, FrontLine terminated approximately 90% of its headquarters personnel, which has occurred during a transition period through the fourth quarter of 2001. As a result of this Restructuring, FrontLine has recognized cash and non-cash restructuring charges of $13.6 million and $12.8 million during the twelve months ended December 31, 2001 and 2000, respectively.

     The restructuring costs recognized during 2001 consist principally of (1) $5.3 million of professional fees and other expenses, (2) $2.8 million of LTIP costs related to three executives who were terminated in 2001, (3) $1.9 million of severance and related payments made to employees who were terminated in 2001 and (4) $1.5 million of accelerated amortization of stock compensation and related awards that resulted from the termination of certain employees. Approximately $2.1 million of these costs have not been paid as of December 31, 2001.

     In conjunction with the Restructuring, FrontLine re-evaluated the carrying values of its investments and recorded aggregate impairment charges of $57.7 million through December 31, 2001 and $25.7 million in the fourth quarter of the year ended December 31, 2000, in order to reduce the carrying value of these investments to fair value. Such writedowns were determined in recognition of both the lack of continuing financial support FrontLine planned to provide to certain investees following the Restructuring and the difficult market conditions experienced in mid-2000 and 2001. Such charges are included in "Equity in net loss and impairment of unconsolidated companies" in the accompanying Consolidated Statements of Operations.


15. TRANSACTIONS WITH RELATED PARTIES


HQ

     HQ believes that the terms and pricing of each of the following transactions with related parties are similar to those negotiated at arms length. Certain officers and members of HQ's Board of Directors are also officers and/or on the board of directors of FrontLine, Reckson Associates Realty Corp. ("Reckson Associates"), Equity Office Properties ("EOP") or CarrAmerica.

                   FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                 DECEMBER 31, 1999, 2000 AND 2001 - (CONTINUED)

15. TRANSACTIONS WITH RELATED PARTIES - (CONTINUED)

     During the year ended December 31, 2001, in connection with the June 29, 2001 Series B Preferred Stock issuance, the Company contributed approximately $15 million in capital to HQ which has been recorded as a capital contribution.


     HQ is a tenant under several leases with Reckson Associates and affiliates. For the years ended December 31, 2001, 2000 and 1999, HQ made payments aggregating approximately $4.7 million, $5.2 million and $3.4 million for rent, construction and other charges under such leases.

     HQ is a tenant under several leases with EOP and affiliates of EOP, which are affiliated with EOP Operating Limited Partnership, a purchaser of HQ's Series A Preferred Stock in conjunction with the HQ Merger. For the years ended December 31, 2001 and 2000, HQ made payments aggregating approximately $18.6 million and $6.7 million, respectively, for rent and other charges under such leases.

     HQ is a tenant under several leases with CarrAmerica and affiliates of CarrAmerica, who received shares of HQ's Voting Common Stock and Nonvoting Common Stock in conjunction with the HQ Merger. For the years ended December 31, 2001 and 2000, HQ made payments aggregating approximately $3.6 million and $2.8 million, respectively, for rent and other charges under such leases.


FRONTLINE

     On June 15, 1998, the Company established a credit facility with Reckson Operating Partnership, L.P. ("Reckson"), a subsidiary of Reckson Associates, in the amount of $100 million (the "FrontLine Facility") for their service sector operations and other general corporate purposes. Reckson has advanced the Company $93.4 million at December 31, 2001 under the FrontLine Facility.

     Additionally, Reckson Strategic has a $100 million commitment from Reckson to fund its investment activities (the "Reckson Strategic Facility"). Draws on the Reckson Strategic Facility occur either in the form of loans to FrontLine (the "Reckson Strategic Facility" and, collectively with the FrontLine Facility, the "Credit Facilities") under terms similar to the FrontLine Facility or whereby Reckson makes direct investments with Reckson Strategic in joint ventures. As of December 31, 2001, Reckson has advanced FrontLine $49.3 million under the Reckson Strategic Facility. The aggregate principal amount outstanding and due Reckson at December 31, 2001 under both credit facilities was $142.7 million. Interest accrued on these facilities at December 31, 2001, was $34.2 million. Both of the FrontLine and Reckson Strategic Facilities expire in June 2003. Currently, the Company has an outstanding letter of credit in the amount of $0.2 million.

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

     On March 28, 2001, the Company's Board of Directors approved amendments to the Credit Facilities pursuant to which (i) interest is payable only at maturity and (ii) Reckson may transfer all or any portion of its rights or obligations under the Credit Facilities to its affiliates. In addition, the Reckson Strategic Facility was amended to increase the amount available thereunder to up to $110 million. Reckson has advanced approximately $59.8 million under the Reckson Strategic Facility to fund additional Reckson Strategic-controlled joint ventures through December 31, 2001. There is no remaining availability under

                   FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                 DECEMBER 31, 1999, 2000 AND 2001 - (CONTINUED)

15. TRANSACTIONS WITH RELATED PARTIES - (CONTINUED)

the Credit Facilities. At December 31, 2001, as a result of the Company's failure to pay the principal and interest due upon maturity on the FrontLine Bank Credit Facility, an event of default has occurred upon the Credit Facilities with Reckson. As a result of the default under the Credit Facilities, interest borrowings currently bear interest at 14.62% per annum.

     The Company is entitled to a cumulative annual management fee of $2 million with respect to Reckson Strategic, of which $1.5 million is subordinate to UBS Real Estate receiving an annual minimum rate of return of 16% and a return of its capital. The non-subordinated portion of the fee for the years ended December 31, 2001, 2000 and 1999 were $0.1 million, $0.5 million and $0.5 million, respectively.

     The Company reimburses Reckson with respect to general and administrative expenses (including payroll expenses) incurred by Reckson for the benefit of the Company. These services include payroll, human resources, accounting and other advisory services. During 2001, 2000 and 1999, the Company incurred $0.1 million, $1.3 million and $0.5 million, respectively, for such activities.


16. BENEFIT PLAN

     HQ has a 401(k) voluntary savings and investment plan (the "Plan") open to all employees who meet certain minimum requirements. HQ can make voluntary contributions to the Plan not to exceed 6% of eligible participant compensation. Participants vest 100% in its contributions after 3 years of service. HQ contributed approximately $0.9 million, $0.3 million and $0.5 million to the Plan for the years ended December 31, 2001, 2000 and 1999, respectively. HQ ceased contributions to the plan on November 1, 2001.


17. COMMITMENTS AND CONTINGENCIES


OPERATING LEASES

     HQ and its subsidiaries lease certain business center facilities related to continuing operations and their corporate offices under non-cancelable operating leases expiring at various dates through 2011. Certain of these operating leases provide for renewal options. HQ is also generally obligated to reimburse the lessor for its proportionate share of operating expenses, which are not included in the minimum lease commitments below. HQ also leases equipment under operating and capital leases which expire at various dates through 2003.

     Minimum future rental payments for continuing operations under theses non-cancelable leases for each of the next five years and in the aggregate as of December 31, 2001 are as follows (in thousands):





                                                          CAPITAL       OPERATING
                                                           LEASES         LEASES
                                                        -----------   -------------
2002 ................................................     $ 1,094      $  173,709
2003 ................................................         809         165,564
2004 ................................................          --         153,919
2005 ................................................          --         142,082
2006 ................................................          --         122,817
Thereafter ..........................................          --         323,470
                                                          -------      ----------
 Total minimum lease payments .......................       1,903      $1,081,561
                                                                       ==========
Less amount representing interest ...................        (106)
                                                          -------
 Present value of minimum lease commitments .........     $ 1,797
                                                          =======


                   FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                 DECEMBER 31, 1999, 2000 AND 2001 - (CONTINUED)

17. COMMITMENTS AND CONTINGENCIES - (CONTINUED)

     Total rent expense for the years ended December 31, 2001, 2000 and 1999 was $223.1 million, $172.5 million and $89.9 million, respectively. Future rental payments for office rent expense are typically subject to adjustments for operating expenses and inflation increases as measured by the Consumer Price Index. As of December 31, 2001, HQ has incurred $2.6 million of rent obligations which were overdue by 30 days or more.


CUSTODIAL ACCOUNTS

     HQ acts as a trustee in connection with business centers that it manages for unrelated property owners. The cash held in trust and not reflected on the accompanying consolidated balance sheets approximated $0.8 million and $15.8 million as of December 31, 2001 and 2000, respectively.


LITIGATION

     On February 4, 1999, a lawsuit captioned OmniOffices, Inc. et al. v. Joseph Kaidanow, et al., (Civil Action No. 99-0260) was filed in the United States District Court for the District of Columbia. This litigation (the "D.C. Action"), is with two stockholders of Old HQ (f/k/a OmniOffices, Inc.) and involves the conversion of approximately $111 million of debt previously loaned to Old HQ by CarrAmerica, into HQ's non-voting common stock. CarrAmerica and Old HQ initiated the action by filing a complaint seeking a declaratory judgment that the conversion price was fair, following threats by Messrs. Kaidanow and Arcoro ("Defendants") to challenge the conversion price. Defendants filed counterclaims against CarrAmerica, Old HQ and the then current directors of Old HQ, seeking a judgment declaring the conversion void or voidable, or in the alternative, compensatory and punitive damages. The stockholders' counterclaim makes no allegations against HQ. By January 2000, discovery was complete, the case was fully briefed, and the parties were awaiting a court ruling on HQ and CarrAmerica's ("Plaintiffs") motion for summary judgment and Defendants' motion to modify the scheduling order and motion to seal. The case was reassigned twice, and the two motions were then dismissed without prejudice on September 19, 2000 and September 26, 2000. On November 13, 2000, Plaintiffs filed a motion to reinstate their summary judgment motion. Defendants filed a cross-motion for leave to file a cross-motion for summary judgment. The Court permitted the refiling and took the motion and cross-motion for summary judgment under advisement. On September 12, 2001, without holding oral argument, the Court denied Plaintiffs' motion for summary judgment, but granted the Defendants' cross-motion for summary judgment. Plaintiffs and the directors of old HQ filed a Notice of Appeal in October 2001. On February 15, 2002, the D.C. Circuit announced that oral argument was scheduled for January 16, 2003. In March 2002, the D.C. Circuit referred the appeal to its Appellate Mediation Program.

     In re HQ Global Workplaces, Inc.Shareholder Litigation, No. 17996-NC. The original lawsuit (the "Fiduciary Action"), was brought in Delaware State Chancery Court on April 17, 2000 by Kaidanow and Arcoro ("Plaintiffs") but was removed to the Federal District Court for the District of Delaware and then remanded on Plaintiffs' motion back to Delaware Chancery Court. The action alleges a breach of fiduciary duty by CarrAmerica Realty Corporation and Old HQ's directors in approving the HQ Merger transaction. The complaint alleges among other things that allocation of the purchase price between the UK and U.S. companies failed to meet the standard of entire fairness, and that CarrAmerica breached its obligations under the Tag-Along Rights Agreement between Plaintiffs and CarrAmerica. The lawsuit also alleges an aiding and abetting claim against the Company as well as a tortuous interference claim against HQ and the Company. The Plaintiffs in the Fiduciary Action have also brought an appraisal action in the Chancery Court requesting appraisal of 100,000 of their shares sold in the HQ Merger. Modest discovery has occurred in the Appraisal Action. The Appraisal Action and the Fiduciary Action have now been consolidated into one action. On March 8, 2002, Plaintiffs filed a motion for leave to amend their complaint to add, inter alia, a breach of warrant agreements claim against HQ and other

                   FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                 DECEMBER 31, 1999, 2000 AND 2001 - (CONTINUED)

17. COMMITMENTS AND CONTINGENCIES - (CONTINUED)

claims against FrontLine. On March 15, 2002, HQ filed a notice of bankruptcy stay, stemming from its March 13, 2002 voluntary petition for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the District of Delaware. HQ informed the Court that the consolidated action should be stayed as to HQ pursuant to the automatic stay provisions of the Bankruptcy Code. At a status conference held on March 25, 2002, the Vice Chancellor ordered the parties to work out a scheduling order for the briefing of the motion regarding the stay of the proceedings.

     On or about October 3, 2001, Burgess Services, LLC ("Burgess Services"), Dominion Venture Group, LLC ("Dominion Venture Group") and certain affiliated parties commenced an action in Oklahoma State Court against Reckson Strategic Venture Partners, LLP ("RSVP"), Reckson Associates Realty Corp. ("Reckson"), and RAP-Dominion LLC ("RAP-Dominion"), a joint venture through which RSVP and Reckson invested in a venture with certain of the plaintiffs. On April 10, 2002, the litigation was settled without liability on the part of the Company or the defendant. In connection with the settlement, the joint venture will be terminated. As a result of this settlement, the Company determined that no further impairment was necessary on its investment in Reckson Strategic.

     In April 2000, the Company entered into an office lease which expires in December 2010. In January 2001, the Company assigned the lease to HQ. The lease assignment did not relieve the Company of any of its obligations under the terms of this lease. At December 31, 2001, HQ was past due on $0.3 million of rent and had a $2.8 million letter of credit outstanding with the landlord for the office. Of the $57.6 million HQ restructuring charge recorded in 2001, a $4.8 million accrual applicable to this lease was recorded as an estimate for the cost of terminating this lease. If the ultimate cost of terminating this lease exceeds the outstanding letter of credit, then additional cash may need to be paid by either HQ or the Company. Since HQ is currently in bankruptcy, the landlord is likely to seek to recover any further damages from FrontLine. As of December 31, 2001, the remaining lease commitment in excess of the existing letter of credit was $24.2 million.

     The Company also has potential liability under its indemnification of CarrAmerica for liabilities of Carr America under its guarantees relating to five HQ leases. In conjunction with the HQ Merger, FrontLine agreed to indemnify CarrAmerica for its guarantees of certain HQ leases. At December 31, 2001, HQ had $1.4 million in outstanding letters of credit associated with these 5 leases. Of the $57.6 million HQ restructuring charge recorded in 2001, a $2.3 million accrual applicable to this lease was recorded as an estimate for the cost of terminating these leases. As of December 31, 2001, the remaining lease commitments in excess of the existing letter of credit was $25.4 million.


     In addition to the cases set forth above, the Company and its investee entities are party to claims and administrative proceedings arising in the ordinary course of business or which are otherwise subject to indemnification, some of which are expected to be covered by liability insurance (subject to policy deductibles and limitations of liability) and all of which, including

                   FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                 DECEMBER 31, 1999, 2000 AND 2001 - (CONTINUED)

17. COMMITMENTS AND CONTINGENCIES - (CONTINUED)

the cases discussed above, collectively are not expected to have a material adverse effect on the Company's financial position or results of operations.

     Management does not anticipate that these legal litigations will negatively impact future operations of the Company.


18. QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following summary represents the Company's results of operations for each quarter during 2001 and 2000 (in thousands, except share amounts):


                                                          FIRST         SECOND         THIRD         FOURTH
2001                                                     QUARTER        QUARTER       QUARTER       QUARTER
----                                                  -------------- -------------- ------------- -------------
Total revenues .....................................  $   137,442    $   123,151    $   108,700   $   101,414
Total expenses .....................................      156,543        170,701        458,358       434,057
Equity in net loss and impairment of
 unconsolidated companies ..........................       (9,958)        (1,416)       (24,031)       (1,043)
Minority interest ..................................       (1,532)        10,511        105,364       191,641
Net loss ...........................................      (30,216)       (39,072)      (256,556)     (298,982)
Net loss applicable to common Shareholders .........      (33,208)       (40,009)      (257,495)     (299,696)
Basic and diluted net loss per weighted average
 common share ......................................  $     (0.91)   $     (1.08)   $     (6.93)  $     (8.02)
Basic and diluted weighted average common
 shares outstanding ................................   36,660,417     36,876,113     37,180,073    37,369,705


                                                          FIRST         SECOND         THIRD         FOURTH
2001                                                     QUARTER        QUARTER       QUARTER       QUARTER
----                                                  -------------- -------------- ------------- -------------
Total revenues .....................................  $    62,420    $    95,219    $   147,886   $   149,965
Total expenses .....................................       81,587        127,399        165,483       175,167
Equity in net loss and impairment of
 unconsolidated companies ..........................      (18,294)       (34,453)       (31,106)      (42,075)
Minority interest ..................................          902            196         (4,416)       (4,370)
Net loss ...........................................      (39,966)       (66,249)       (53,814)      (72,749)
Net loss applicable to common
 shareholders ......................................      (40,311)       (66,826)       (54,390)      (73,370)
Basic and diluted net loss per weighted
 average common share ..............................  $     (1.27)   $     (1.92)   $     (1.49)  $     (2.00)
Basic and diluted weighted average
 common shares outstanding .........................   31,717,891     34,889,374     36,574,462    36,664,644