Form 10-K/A
FRONTLINE CAPITAL GROUP
filed 2002-04-30
CIK 1052743

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A

|X| Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001

                                      OR

|_| Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______

                        Commission File Number 0-30162



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

       Registrant's telephone number, including are code: (212) 931-8000


         Securities registered pursuant to Section 12(b) of the Act:


       Title of each class            Name of Each Exchange on Which Registered
       -------------------            -----------------------------------------
   Common Stock, $.01 par value                       NONE


       Securities registered pursuant to Section 12(g) of the Act: None


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. |_|

         The aggregate market value of the shares of common stock held by non-affiliates was approximately $0.3 million based on the closing price on the OTC Bulletin Board for such shares on April 29, 2002.

         The number of the Registrant's shares of common stock outstanding was 37,356,942 as of April 29, 2002.

                      DOCUMENTS INCORPORATED BY REFERENCE

Parts I, II and IV of the Registrant's Annual Report on Form 10-K filed on April 12, 2002 and exhibits thereto are incorporated by reference herein.

                                   Part III

Item 10.   Directors and Executive Officers of the Registrant

         The following biographical descriptions set forth certain information with respect to the directors and the executive officers of FrontLine Capital Group (the "Company" or "FrontLine"), based upon information furnished to the Company by each director and executive officer.

         Scott H. Rechler serves as the President and Chief Executive Officer of FrontLine and is also Chairman of its Board of Directors. Mr. Rechler has served as a Director of the Company since 1998 and his term as a Director expires in 2002. Mr. Rechler is also Co-Chief Executive Officer and a Director of Reckson Associates Realty Corp. ("Reckson Associates") and has been a member of senior management since 1989. Mr. Rechler also serves as the non-executive Chairman of the Board of Directors and a former interim executive officer of HQ Global Workplaces, Inc. ("HQ"), which filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in March, 2002. Mr. Rechler is a graduate of Clark University and received a Masters Degree in Finance from New York University. He is the son of Roger M. Rechler. Mr. Rechler is 34 years old.

         Paul Amoruso has served as a Director of FrontLine since 1998. Mr. Amoruso's term as Director expires in 2002. Since 1983, Mr. Amoruso has been the Managing Director of Oxford & Simpson Realty, Inc. of Jericho, New York. Prior to that time, he was President of Lanstar International Realty, Inc., a real estate advisory services firm. Mr. Amoruso is President of Island Hospitality Associates and is a member of the Board of Directors of the Nature Conservancy. He is a co-founder of the Long Island Commercial Industrial Brokers Society and is a licensed real estate broker in New York and Connecticut. Mr. Amoruso is 41 years old.

         Sidney Braginsky has served as a Director of FrontLine since 2000. Mr. Braginsky's term as Director expires in 2004. Mr. Braginsky has a long history of leadership in science and technology. Mr. Braginsky was a senior executive for 30 years with Olympus America, Inc., a global leader in the development and application of sophisticated optical technology and solutions for consumers, health care and industry. From 1994 to 2000, Mr. Braginsky was President of Olympus America. Prior to being President, Mr. Braginsky was Executive Vice President of the Scientific Products Group. Mr. Braginsky serves on a number of corporate and academic boards, including serving as Chairman of the Robert Chambers Laboratory, City College of New York, as a Board Member of the Long Island Museum of Science and Technology and as Chairman of the Executive Board of Advisors for the College of Management, C.W. Post College. Mr. Braginsky is 64 years old.

         Ronald S. Cooper has served as a Director of FrontLine since 1999. Mr. Cooper's term as Director expires in 2004. Mr. Cooper was the Managing Partner of the Long Island office of Ernst & Young LLP. A partner in that firm and its predecessors from 1973 through 1998, he held several positions including Partner-in-charge of the New York office's Privately Owned Business Group. Mr. Cooper is well known in the Long Island business community having served on numerous civic and charitable boards, including the Long Island Association where he was Treasurer for eight years. He has a significant contact base among the investment and banking communities and spent much of his career working with growth-oriented companies. In 1999, Mr. Cooper co-founded LARC Strategic Concepts LLC, a consulting firm serving emerging and early-stage companies. Mr. Cooper is a Director of Concord Camera Corp., a public corporation engaged in the manufacture of cameras and related products. Mr. Cooper is 63 years old.

         Douglas Sgarro has served as a Director of FrontLine since 2000. Mr. Sgarro's term as Director expires in 2004. Mr. Sgarro has been Senior Vice President--Administration and Chief Legal Officer of CVS Corporation, the largest retail drug store chain in the country, and President of CVS Realty Co., the real estate and construction division of CVS Corporation, since September 1997. Mr. Sgarro is responsible for overseeing all legal, real estate and property management matters for CVS. He also oversees a newly-formed organization responsible for procurement of all not-for-resale items and strategic sourcing matters. Mr. Sgarro currently serves on the Board of Directors of the Rhode Island Economic Development Corporation, and previously served as a member of the Board of Directors of the Providence Children's Museum. He also serves on the Business Advisory Council of the University of Virginia Law School and is a member of the Corporate Executive Board--General Counsel Roundtable, the American Bar Association--Business Law Section and the International Council of Shopping Centers. Prior to joining CVS, Mr. Sgarro was a partner at the Manhattan offices of the international law firm of Brown & Wood LLP from January 1993 to August 1997. Mr. Sgarro is a graduate of Hamilton College and the University of Virginia School of Law. Mr. Sgarro is 43 years old.

         James D. Burnham has served as Chief Financial Officer and Treasurer of FrontLine since August 2001. Mr. Burnham joined the Company in May 1999 as Senior Vice President of Finance. Mr. Burnham is also acting Chief Financial Officer of HQ, Area President of New York for HQ and serves on HQ's Board of Directors. From 1996 to 1999, Mr. Burnham was the Chief Financial Officer at Cybersmith, a company that declared bankruptcy under Chapter 11 of the U.S. Bankruptcy Code in 1999. Mr. Burnham is a graduate of Bentley College and received his Masters Degree in Business Administration from the Franklin W. Olin Graduate School of Business at Babson College. Mr. Burnham is 43 years old.

         Section 16 Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's executive officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities ("10% Holders"), to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and 10% Holders are required by Commission regulation to furnish the Company with copies of all Section 16(a) forms that they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company, all Section 16(a) filing requirements applicable to its executive officers, directors and 10% Holders were satisfied during 2001.

Item 11.   Executive Compensation.

                          Summary Compensation Table

         The following table sets forth information regarding the compensation awarded for the past three fiscal years to Scott H. Rechler, the President and Chief Executive Officer of the Company, James D. Burnham, the only other executive officer of the Company, and two former executive officers of the Company whose total base salary and bonus exceeded $100,000 for the fiscal year ended December 31, 2001 (collectively, the "Named Executive Officers").


                                              Annual Compensation         Long-Term Compensation
                                              -------------------         ----------------------

                                                                           Shares        Restricted
                                                                         Underlying        Stock
Name and Principal Position      Year       Salary($)      Bonus($)      Options(#)     Awards($)(3)   Other($)(5)
---------------------------      ----       ---------      -------       ----------     ------------   -------
Scott H. Rechler.............    2001          --             --            --             --              --
Chief Executive Officer and      2000          --             --            --             --              --
President                                      --         1,000,000      250,000      1,243,750(4)         --
                                 1999

James D. Burnham.............    2001        218,374       278,667          --            --               --
Chief Financial Officer and      2000        163,543        82,500        56,667          --               --
Treasurer                        1999        101,539          --            --            --               --

                                                                                                           --
Jeffrey D. Neumann (1).......    2001        198,600       187,500          --            --           300,000(6)
Former Executive Vice            2000        300,000       225,000          --            --               --
President and Chief              1999        200,000       600,000       175,000      746,250(4)           --
Investment Officer
                                                                                                           --
Eileen Serra (2).............    2001        87,692         75,000          --            --           200,000(6)
Former Executive Vice            2000        72,692         73,600       325,000          --               --
President and Chief              1999          --             --            --            --               --
Operating Officer


__________

(1) Mr. Neumann ceased to be employed by the Company on June 29, 2001. Salary for 2001 represents the pro rata portion of his annual salary of $300,000.

(2) Ms. Serra joined the Company in September 2000 and ceased to be employed by the Company on April 6, 2001. Salary for 2001 and 2000 represents the pro rata portion of her annual salary of $300,000.

(3) Through December 31, 2001, the aggregate number of shares of restricted common stock granted to the Named Executive Officers totaled 305,000 shares for an aggregate dollar value of $33,550, based on the closing price of the common stock on December 31, 2001.

(4) Represents an award of 50,000 shares (with respect to Mr. Rechler) and 30,000 shares (with respect to Mr. Neumann) of restricted common stock of the Company at a price of $24.875 per share, the closing price on the date of grant.

(5) Excludes (i) loan forgiveness in fiscal 2000 to Mr. Rechler in the amount of $537,542, pursuant to the terms of tax loans issued to Mr. Rechler pursuant to the terms of restricted common stock awards granted for fiscal 1998; (ii) tax gross-up payments in fiscal 2001 to Mr. Neumann in the amount of $1,109,673 relating to the forgiveness of a loan under the Company's long-term incentive plan; and (iii) tax gross-up payments in fiscal 2000 to Mr. Rechler in the amount of $1,511,496 pursuant to the terms of restricted stock awards granted for fiscal 1998 and 1999.

(6) Represents a payment pursuant to the terms of a severance agreement with the Company.

              Aggregated Option Exercises in Last Fiscal Year and
                 Aggregated Fiscal Year-End 2001 Option Values

         The following table sets forth the value of options held at the end of 2001 by the Named Executive Officers and information concerning each exercise of stock options by the Named Executive Officers during the 2001 fiscal year.


                                                               Number of Shares Underlying          Value of Unexercised
                                                              Unexercised Options at Fiscal    in-the-Money Options at Fiscal
                                                                       Year-End(#)                      Year-End($)
                                                              -----------------------------    ------------------------------
                         Shares Acquired        Value
Name                      on Exercise(#)     Realized($)      Exercisable     Unexercisable     Exercisable     Unexercisable
----                     ---------------     -----------      -----------     -------------     -----------     -------------

Scott H. Rechler......          --                --            841,151          166,667             --              --
James D. Burnham......          --                --              -0-              -0-               --              --
Jeffrey D. Neumann....          --                --              -0-              -0-               --              --
Eileen Serra..........          --                --              -0-              -0-               --              --


         Director Compensation. Each of the independent directors of the Company receives an annual director's fee of $7,500. Each independent director also receives $500 for each regular quarterly meeting of the Board of Directors attended, $500 for each special meeting of the Board of Directors attended, $500 for each special telephonic meeting of the Board of Directors participated in and $500 for each committee meeting attended. Each independent director appointed or elected for the first time receives an initial option to purchase 20,000 shares of common stock at the market price of the common stock on the date of grant. In addition, following his or her first year of appointment, each of the Company's independent directors who is serving as a director of the Company on the fifth business day following each annual meeting of stockholders receives an option to purchase 10,000 shares of common stock at the market price of the common stock on the date of grant. All options granted to independent directors vest on the date of grant. In February 2001, the Board of Directors approved the grant of 10,000 shares of common stock to each of the Company's independent directors; these grants were later rescinded. During 2001, the Company formed a Special Committee of the Board of Directors comprised solely of the independent directors to monitor conflicts with Reckson Associates. In September 2001, each independent director received a fee of $25,000 for his service on the Special Committee.

                       Report on Executive Compensation

         Since the Company's restructuring in October 2000, the full Board of Directors has maintained oversight for compensation at the Company in lieu of the Company's Compensation Committee.

         Executive Compensation. The Company's executive compensation consists primarily of an annual salary and cash bonuses. Long-term equity-based compensation was formerly part of executive compensation.

         The annual base salaries of the Company's executive officers are set at levels designed to retain the limited number of individuals who are currently employed by the Company. For fiscal 2001, the full Board of Directors determined to pay an annual salary solely to Mr. Burnham; Mr. Rechler has not received an annual salary from the Company since the inception of the Company.

         In determining compensation levels for 2001, the Board of Directors took into consideration the Company's need to retain its two executive officers and the financial condition of the Company. The Board also considered Mr. Burnham's increase in responsibilities in being appointed Chief Financial Officer.

         Chief Executive Officer. The Board of Directors determined the 2001 compensation of Mr. Rechler in accordance with the above discussion. For fiscal 2001, Mr. Rechler did not receive any salary or bonus from the Company.

         Tax Deductibility of Executive Compensation. Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), limits the deductibility on the Company's federal tax return of compensation over $1 million to any of the Named Executive Officers of the Company unless, in general, the compensation is paid pursuant to a plan which is performance-related and non-discretionary and has been approved by the Company's stockholders. The Compensation Committee's policy with respect to section 162(m) is to make every reasonable effort to ensure that compensation is deductible to the extent permitted while simultaneously providing Company executives with appropriate compensation for their performance. The Company did not pay any compensation during 2001 that it believes will be subject to the limitations set forth in section 162(m).


                               Submitted by the Board of Directors:

                               Scott H. Rechler
                               Paul Amoruso
                               Sidney Braginsky
                               Ronald S. Cooper
                               Douglas Sgarro

                            STOCK PERFORMANCE GRAPH

         The following graph provides a comparison of the cumulative total stockholder return on the Company's common stock for the period from June 8, 1998 (the date upon which the Company's common stock began trading) to December 31, 2001 with the cumulative total return on the NASDAQ Composite Index (the "NASDAQ Index") and the Dow Jones Internet Index (Composite) (the "Dow Index"). Total return values were calculated based on cumulative total return assuming (i) the investment of $100 in the Common Stock on June 8, 1998 and in the NASDAQ Index and the Dow Index on June 8, 1998 and (ii) the reinvestment of dividends, if any. The Company's common stock was delisted by NASDAQ in March 2002 and currently trades on the OTC Bulletin Board.

         [EDGAR representation of data points used in printed graphic]


                                         FrontLine                   NASDAQ Index                  Dow Index
                                         ---------                   ------------                  ---------
             Date
             ----
            6/8/98                          $100                         $100                         $100
            6/30/98                         $120                         $106                         $129
            9/30/98                         $85                          $95                          $103
           12/31/98                         $150                         $123                         $197
            3/31/99                         $164                         $138                         $316
            6/30/99                         $550                         $150                         $319
            9/30/99                         $575                         $154                         $303
           12/31/99                        $2,268                        $228                         $519
            3/31/00                        $1,600                        $256                         $496
            6/30/00                         $775                         $222                         $372
            9/30/00                         $598                         $205                         $370
           12/31/00                         $484                         $138                         $176
            3/31/01                         $370                         $103                         $90
            6/30/01                         $55                          $121                         $109
            9/30/01                          $3                          $84                          $50
           12/31/01                          $4                          $109                         $80


Item 12.  Security Ownership of Beneficial Owners and Management

         The following table sets forth the beneficial ownership of the Company's common stock for (i) the Named Executive Officers and directors of the Company, (ii) each stockholder of the Company holding more than a 5% beneficial interest in the Company and (iii) directors and executive officers of the Company as a group.


                                                                                          Shares of Common
                                                                                     Stock Beneficially Owned(1)
                                                                                     ---------------------------

Name of Beneficial Owners                                                          Number           Percent of Total(2)
-------------------------                                                          ------           -------------------
Scott H. Rechler...................................................             2,328,883(3)            6.23%
James D. Burnham...................................................                -0-                   --
Jeffrey D. Neumann.................................................                -0-                   --
Eileen Serra.......................................................                -0-                   --
Paul Amoruso.......................................................                41,980(4)              *
Sidney Braginsky...................................................                35,000(5)              *
Ronald Cooper......................................................                45,000(6)              *
Douglas Sgarro.....................................................                35,000(5)              *
Cohen & Steers Capital Management, Inc.............................             4,634,500(7)           12.41%
JAH Realties, L.P., JLH Realty Management Service, Inc., Veritech
  Ventures LLC and Jon L. Halpern..................................             2,672,295(8)            7.15%
Morgan Stanley Dean Witter & Co. and Morgan Stanley
  Investment Management Inc........................................             4,408,695(9)           11.80%
All directors and executive officers as a group (6 persons)........                2,485,863            6.65%
__________


*        Less than one percent.

(1) All information has been determined as of April 29, 2002. For purposes of this table a person is deemed to have "beneficial ownership" of the number of shares of common stock that person has the right to acquire pursuant to the exercise of stock options within 60 days.

(2) For purposes of computing the percentage of outstanding shares of common stock held by each person, any shares of common stock which such person has the right to acquire pursuant to the exercise of a stock option exercisable within 60 days is deemed to be outstanding, but is not deemed to be outstanding for the purposes of computing the percent ownership of any other person.

(3) Represents (a) 1,376,789 shares of common stock owned directly, (b) 4,715 shares of common stock owned through trusts, (c) 22,895 shares of common stock owned through corporations and partnerships and (d) options to purchase 924,484 shares of common stock.

(4) Represents (a) 6,480 shares of common stock owned directly and (b) options to purchase 35,500 shares of common stock.

(5)      Represents options to purchase 35,000 shares of common stock.

(6) Represents (a) 10,000 shares of common stock owned directly and (b) options to purchase 35,000 shares of common stock.

(7) This information is based upon information reported by the stockholder in filings made with the Commission. The address of Cohen & Steers Capital Management, Inc. is 757 Third Avenue, New York, New York 10017.

(8) This information is based upon information reported by the stockholder in filings with the Commission. JAH Realties, L.P. ("JAH L.P.") beneficially owns 2,671,093 shares of common stock of the Company, JLH Realty Management Service, Inc. ("JLH Inc.") beneficially owns 2,671,335 shares of common stock of the Company, Veritech Ventures LLC ("Veritech") beneficially owns 1,731,597 shares of common stock of the Company and Jon L. Halpern beneficially owns 2,672,295 shares of common stock of the Company. Mr. Halpern is the sole stockholder of JLH Inc. JLH Inc. is the general partner of JAH L.P. JAH L.P. is the managing member of Veritech. The address of each of Mr. Halpern, JLH Inc., JAH L.P. and Veritech is c/o JAH Realties, L.P., 2 Manhattanville Road, Suite 205, Purchase, New York 10577.

(9) This information is based upon information reported by the stockholder in filings made with the Commission. Morgan Stanley Dean Witter & Co. ("MSDW") beneficially owns 4,408,695 shares of common stock of the Company, of which Morgan Stanley Investment Management Inc. ("MSIM") beneficially owns 4,405,100 shares of common stock of the Company. The address of MSDW is 1585 Broadway, New York, New York 10036. The address of MSIM is 1221 Avenue of the Americas, New York, New York 10020.

Item 13.   Certain Relationships and Related Transactions.

         Scott H. Rechler, a Director and Officer of FrontLine, serves as an officer and Director of Reckson Associates, and owns approximately 1.52% of Reckson Associates' outstanding shares of common stock (assuming the exercise of vested stock options and the exchange of partnership units in Reckson Operating Partnership, L.P. ("Reckson Operating Partnership") for shares of common stock of Reckson Associates) as of March 25, 2002.

         The Company has a credit facility with Reckson in the amount of $100 million (the "FrontLine Facility"). Additionally, Reckson Strategic Venture Partners, LLC ("Reckson Strategic") has a $100 million facility (the "Reckson Strategic Facility") with Reckson to fund Reckson Strategic investments. Note 15 to the consolidated financial statements summarizes the terms of the FrontLine Facility and Reckson Strategic Facility (collectively, the "Credit Facilities"). The Company had $93.4 million outstanding under the FrontLine Facility at December 31, 2001, and due to outstanding letters of credit and accrued interest, has no remaining availability. The Company had $49.3 million outstanding under the Reckson Strategic Facility at December 31, 2001. These borrowings were utilized to fund Reckson Strategic investments and its general operations. As long as there are outstanding amounts under the Credit Facilities, the Company is prohibited from paying dividends on shares of its common stock or, subject to certain exceptions, incurring additional debt. The Credit Facilities are subject to certain other covenants and prohibit advances thereunder to the extent the advances could, in Reckson's determination, endanger the status of Reckson Associates as a REIT. Under the Credit Facilities, additional indebtedness may be incurred by the Company's subsidiaries. The Credit Facilities also contain covenants prohibiting the Company from entering into any merger, consolidation or similar transaction and from selling all or any substantial part of its assets, or allowing any subsidiary to do so, unless approved by the lender. The Credit Facilities also provide for defaults thereunder in the event debt is accelerated under another of FrontLine's financing agreements. On March 28, 2001, the Company's Board of Directors approved amendments to the Credit Facilities pursuant to which (i) interest is payable only at maturity and (ii) Reckson Associates may transfer all or any portion of its rights or obligations under the Credit Facilities to its affiliates. These changes were requested by Reckson as a result of changes in REIT tax laws. In addition, the Reckson Strategic Facility was amended to increase the amount available thereunder to up to $110 million (from $100 million).

         FrontLine and Reckson Operating Partnership entered into an intercompany agreement (the "Reckson Intercompany Agreement") to formalize their relationship at the time of the spin-off of FrontLine and to limit conflicts of interest. Under the Reckson Intercompany Agreement, among other provisions, (i) FrontLine granted Reckson Operating Partnership a right of first opportunity to make any REIT-qualified investment that becomes available to FrontLine and (ii) Reckson Operating Partnership granted FrontLine a right to (a) provide Reckson Operating Partnership and its tenants with commercial services for occupants of office, industrial and other property types and (b) become the lessee of any real property acquired by Reckson Operating Partnership if Reckson Operating Partnership determines that, consistent with the Company's status as a REIT, it is required to enter into a "master" lease agreement.

         In order to provide some liquidity in respect of the interests granted under the Company's long-term incentive plan ("LTIP"), in April 2000 the Company made advances in the amount of $1 million to Scott H. Rechler (the "Loan"). The Loan bears interest at a rate of 6.6% per year and has a seven year maturity. The principal amount of the Loan, together with accrued interest, is forgiven upon maturity, provided Mr. Rechler is still employed by the Company. In addition, the Loan is forgiven upon a change-in-control of the Company, the death or permanent disability of Mr. Rechler or a reduction in the nature or scope of his duties. Mr. Rechler is also entitled to a payment upon forgiveness of the Loan in an amount equal to his tax liability resulting from such forgiveness.

         The Company licenses its office space from HQ for its executive office located at 405 Lexington Avenue, New York, New York for approximately $5,000 a month. From December 2000 to September 2001, the Company rented office space from HQ at 90 Park Avenue, New York, New York for an aggregate amount of approximately $103,000. FrontLine and Reckson Strategic reimburse Reckson Operating Partnership for certain general and administrative expenses (including payroll expenses) incurred by Reckson Operating Partnership for their benefit.

During 2001, FrontLine and Reckson Strategic reimbursed Reckson Operating Partnership approximately $100,000 for such expenses.

         HQ is a tenant under several leases with Reckson Associates encompassing approximately 225,000 square feet. For the year ended December 31, 2001, HQ made payments to Reckson Associates aggregating approximately $7.5 million for rent, construction and other charges under such leases. HQ has been experiencing financial difficulties and on March 13, 2002 voluntarily filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code. There can be no assurances as to whether HQ will affirm or reject its existing leases with Reckson Associates.

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

                                  Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 30, 2002.

                                               FRONTLINE CAPITAL GROUP


                                               By: /s/ Scott H. Rechler
                                                   ----------------------------
                                                  (Scott H. Rechler)
                                                   President, Chief Executive
                                                   Officer and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


           Name                                          Title                                       Date

                                Chairman of the Board, President, Chief Executive            April 30, 2002
/s/ Scott H. Rechler            Officer and Director (Principal Executive Officer)
----------------------------
(Scott H. Rechler)

                                Chief Financial Officer and Treasurer                        April 30, 2002
/s/ James D. Burnham            (Chief Accounting Officer)
----------------------------
(James D. Burnham)

Paul F. Amoruso*                Director
----------------------------
(Paul F. Amoruso)

Sidney Braginsky*               Director
----------------------------
(Sidney Braginsky)

Ronald S. Cooper*               Director
----------------------------
(Ronald S. Cooper)

Douglas A. Sgarro*              Director
----------------------------
(Douglas A. Sgarro)


*By:    /s/ James D. Burnham                                                                April 30, 2002
        --------------------
         James D. Burnham
         Attorney-in-Fact
