Form 10-Q
period 2002-03-31
FRONTLINE CAPITAL GROUP
filed 2002-05-15
CIK 1052743

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

The registrant has only one class of common stock, issued at $.01 par value per share with 37,344,039 shares outstanding as of May 15, 2002.

                     --------------------------------------

===============================================================================

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                                QUARTERLY REPORT
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002


                                TABLE OF CONTENTS

Index                                                                      Page
--------------------------------------------------------------------------------
Part I.  Financial Information
--------------------------------------------------------------------------------

Item 1.  Financial Statements

         Consolidated  Balance Sheets as of March 31, 2002
         (unaudited) and December 31, 2001............................      3

         Consolidated  Statements of Operations  for the three
         months ended March 31, 2002 and 2001 (unaudited).............      4

         Consolidated  Statements  of Cash Flows for the three
         months ended March 31, 2002 and 2001 (unaudited).............      5

         Notes to the Consolidated Financial Statements (unaudited)...      6

Item 2.  Management's  Discussion and Analysis of Financial
         Condition and Results of Operations..........................     34

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...     43


--------------------------------------------------------------------------------
Part II.  Other Information
--------------------------------------------------------------------------------

Item 1.      Legal Proceedings........................................     45
Item 2.      Changes in Securities and Use of Proceeds................     46
Item 3.      Defaults Upon Senior Securities..........................     46
Item 4.      Submission of Matters to a Vote of Securities Holders....     47
Item 5.      Other Information........................................     47
Item 6.      Exhibits and Reports on Form 8-K.........................     47

--------------------------------------------------------------------------------
Signatures                                                                 48
--------------------------------------------------------------------------------

Part 1 - Financial Information
ITEM 1 - FINANCIAL STATEMENTS

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                       March 31,   December 31,
                                                         2002          2001
                                                      ----------   ------------
ASSETS:                                               (Unaudited)
Current Assets:
   Cash and cash equivalents....................          $25,478      $18,139
   Restricted cash..............................            1,834          878
   Accounts receivable,  net of allowance
     for doubtful accounts of $3,144 at
     March 31, 2002 and $2,492 at
     December 31, 2001..........................            4,626        6,865
   Other current assets.........................            3,929        4,502
                                                         --------    ---------
     Total Current Assets.......................           35,867       30,384
Ownership  interests  in and  advances to                  13,175       13,396
unconsolidated companies........................
Intangible assets, net..........................           16,220       16,820
Property and equipment, net.....................          155,691      168,486
Deferred financing costs, net...................           32,035       40,274
Net assets from discontinued operations.........            6,051        5,500
Other assets, net...............................            5,335        5,908
                                                         --------    ---------
     Total Assets...............................         $264,374     $280,768
                                                         ========    =========

LIABILITIES AND SHAREHOLDERS' DEFICIENCY:
Liabilities subject to compromise:
   Accounts payable and accrued expenses........          $56,502      $39,087
   Accrued restructuring costs..................           46,269       49,674
   Unsecured debt...............................          125,000      125,000
   Other liabilities............................            2,664        3,111
                                                         --------    ---------
     Total Liabilities subject to compromise....          230,435      216,872
Liabilities not subject to compromise:
Current Liabilities:
   Accounts payable and accrued expenses........           28,399       21,089
   Accrued restructuring costs..................                -        1,893
   Accrued reorganization cost..................            1,204            -
   Credit facilities with related parties.......          182,957      176,909
   Secured debt.................................          218,973      216,506
   Notes payable................................           25,000       25,000
   Deferred rent payable........................           50,825       52,448
   Other liabilities............................           37,226       41,526
                                                         --------    ---------
          Total Current Liabilities not subject to
               compromise.......................          544,584      535,371
Other Noncurrent  liabilities not subject
    to compromise...............................            6,947        7,890
                                                         --------    ---------
          Total Liabilities.....................          781,966      760,133
                                                         --------    ---------
Redeemable  convertible  preferred  stock
    (aggregate liquidation preference
    $25,000 at March 31, 2002 and
    December 31, 2001)..........................           25,690       25,325
Shareholders' Deficiency:
   8.875% convertible cumulative preferred
   stock, $.01 par   value, 25,000,000
   shares authorized,  26,000 issued and
   outstanding                                                  -            -
  Common stock, $.01 par value, 100,000,000
    shares authorized, 37,344,039 shares
    issued and outstanding at March 31, 2002
    and December 31, 2001, respectively                       373          373
  Additional paid-in capital....................          400,094      400,793
  Accumulated deficit...........................         (943,749)    (905,856)
                                                         --------    ---------
          Total Shareholders' Deficiency........         (543,282)    (504,690)
                                                         --------    ---------
          Total  Liabilities and Shareholders'
               Deficiency.......................         $264,374     $280,768
                                                         ========    =========
          See accompanying notes to consolidated financial statements.

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                      Three Months Ended
                                                          March 31,
                                                 ------------------------------
                                                      2002             2001
                                                      ----             ----
HQ Operating Revenues:
  Workstation revenue.........................    $     57,512      $    89,066
  Support services............................          30,946           48,285
                                                 -------------     -------------
    Total HQ Operating Revenues...............          88,458          137,351
                                                 -------------     -------------

HQ Operating Expenses:
  Rent........................................          49,155           54,945
  Support services............................          10,686           16,436
  Center general and administrative...........          18,883           28,612
  General and administrative..................          10,967           15,641
                                                 -------------     -------------
    Total HQ Operating Expenses...............          89,691          115,634
                                                 -------------     -------------

    HQ Operating (Loss) Income................         (1,233)           21,717

HQ Other Expenses:
  Reorganization costs........................         (9,852)                -
  Depreciation and amortization................       (10,699)          (17,909)
  Interest expense, net........................        (8,836)          (12,737)
                                                 -------------     -------------

    HQ Loss from Continuing Operations.........       (30,620)           (8,929)

Parent Expenses:
  General and administrative expenses..........          (515)           (1,862)
  Amortization of deferred charges.............             -            (1,333)
  Restructuring costs..........................          (255)           (2,645)
  Interest expense, net........................        (6,287)           (5,121)
                                                 -------------     -------------

    Loss from continuing operations before
     minority interest and equity in net
     loss and impairment of unconsolidated
     companies.................................       (37,677)          (19,890)

Minority interest..............................             -            (1,532)
Equity in net loss and impairment of
 unconsolidated companies......................          (288)           (9,958)
                                                 -------------     -------------
    Loss before discontinued operations........       (37,965)          (31,380)

Income from discontinued operations............            72             1,164
                                                 -------------     -------------

    Net loss...................................       (37,893)          (30,216)

Dividends on and accretion of preferred stock..          (699)           (2,992)
                                                 -------------     -------------

    Net loss applicable to common
     shareholders..............................   $   (38,592)      $   (33,208)
                                                 =============     =============

Basic and diluted net loss per weighted
 average common share..........................        $(1.03)            $(.91)
                                                 =============     =============

Basic and diluted weighted average common
 shares outstanding............................    37,344,039        36,660,417
                                                 =============     =============

          See accompanying notes to consolidated financial statements.

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                         Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                        2002             2001
                                                        ----             ----
Cash Flows from Operating Activities:
  Loss from continuing operations..................   $(37,965)       $(31,380)
  Adjustments to reconcile loss from
    continuing operations to cash
    provided by (used in) operating activities:
      Depreciation and amortization................     10,699          17,909
      Amortization of deferred financing costs.....      8,219           2,488
      Equity in net loss and impairment of
        unconsolidated companies...................        288           9,958
      Realized gain on sale of short-term
        investments................................          -            (466)
      Minority interest............................          -           1,532
      Stock and related compensation ..............         23           2,385
      Non-cash restructuring costs.................         66             927
    Changes in operating assets and liabilities:
     Accounts receivable, net......................      2,240           6,985
     Acquisition costs and other assets............        155           1,798
     Deferred rent payable.........................      1,517           3,731
     Accounts payable and accrued expenses.........     35,057         (19,900)
     Accrued restructuring costs...................    (13,527)              -
     Other liabilities.............................      1,820           3,948
                                                       -------         -------
       Net cash provided by (used in) operating
        activities from continuing operations......      8,592             (85)
       Net  cash  used in  discontinuing
        operations.................................     (1,001)         (2,359)
                                                       -------         -------
       Net cash  provided  by (used  in)
        operating activities.......................      7,591          (2,444)
                                                       -------         -------
Cash Flows from Investing Activities:
  Acquisitions of officing solutions centers.......          -            (123)
  Equipment........................................       (443)        (15,758)
  Restricted cash..................................       (956)          1,124
  Proceeds from sale of short-term investments.....      1,010          20,918
  Acquisition  of ownership  interests and
    advances to unconsolidated Companies...........        (67)           (236)
                                                       -------         -------
       Net cash provided by (used in)
         continuing investing activities...........       (456)          5,925
       Net cash provided by discontinued
         operations................................        522             314
                                                       -------         -------
       Net cash provided by investing activities...         66           6,239
                                                       -------         -------
Cash Flows from Financing Activities:
  Issuance of preferred stock and redeemable
   preferred stock, net of cots....................          -          10,000
  Deferred financing costs.........................          -            (301)
  Net change in credit facilities with
   related parties.................................          -          (1,434)
  Capital leases...................................       (418)           (371)
  Net repayments of secured credit facility
   and notes payable...............................        100         (28,065)
  Other, net ......................................          -             (10)
                                                       -------         -------
     Net cash used in financing activities                (318)        (20,181)
                                                       -------         -------

Cash and Cash Equivalents:
  Net increase (decrease)..........................      7,339         (16,386)
  Beginning of period..............................     18,139          19,665
                                                       -------         -------
  End of period....................................    $25,478          $3,279
                                                       =======         =======


          See accompanying notes to consolidated financial statements.

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)


1.  DESCRIPTION OF THE COMPANY

FrontLine Capital Group ("FrontLine" or the "Company") is a holding company, with two distinct operating segments: one holds FrontLine's interest in HQ Global Workplaces, Inc., a company in the officing solutions market (see Note 3 for further discussion), and its predecessor companies ("HQ" or the "HQ Global Segment"), and the other consists of FrontLine (parent company) ("FrontLine Parent") and its interests in a group of companies (the "Parent and Other Interests Segment") that provide a range of services. In October 2000, FrontLine announced that it would focus its resources and capital on the businesses within its existing portfolio and cease pursuing new investment activities.

HQ Global Bankruptcy

On March 13, 2002, HQ Global Holdings, Inc., HQ and its U.S. subsidiaries filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware.

In connection with such bankruptcy filing, HQ Global Holdings, Inc., HQ and its U.S. subsidiaries entered into an agreement that provides for up to $30.0 million in debtor-in-possession financing, with borrowings permitted for up to nine months in accordance with certain operating and liquidity covenants. Any borrowings, of which there have been none, will incur interest at prime plus 3%.

Notes Payable, Credit Facilities and Preferred Stock Defaults

As of March 31, 2002, the Company has not paid certain principal and interest due on the FrontLine Bank Credit Facility and both the FrontLine Bank Credit Facility (see Note 5) and the Credit Facilities with Reckson Operating Partnership, L.P. ("Reckson") (see Note 1) are in default. Additionally, the Company did not pay the dividend that became payable on December 31, 2001 for the Redeemable Preferred Stock, and is in default under that agreement (see Note
6).

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (substantially consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K (the "Form 10-K") for the year ended December 31, 2001.

Accounting for Ownership Interests

The interests that FrontLine owns are accounted for under one of three methods: consolidation, equity method and cost method. The applicable accounting method is generally determined based on the Company's voting interest and rights in each investee.

Consolidation. Where the Company directly or indirectly owns more than 50% of the outstanding voting securities of an entity or controls the board of directors, the consolidation method of accounting is applied. Under this method, an entity's results of operations are reflected within the Company's Consolidated Statements of Operations. Participation of other (non-FrontLine) shareholders in the earnings or losses of a consolidated entity is reflected in the

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)


caption "Minority interest" in the Consolidated Statements of Operations. Minority interest adjusts the consolidated net results of operations to reflect only the Company's share of the earnings or losses of the consolidated entity.

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

Property and Equipment

Property and equipment consists primarily of property and equipment owned by HQ, and is stated at cost less accumulated depreciation and amortization. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets which range from three to seven years. Leasehold improvements are amortized over the lesser of the term of the related lease or the estimated useful lives of the assets. As of March 31, 2002 and December 31, 2001, the related accumulated depreciation and amortization was $84.7 million and $77.6 million, respectively.

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)



Deferred Financing Costs

The Company amortizes deferred financing costs over the term of the related debt. As of March 31, 2002 and December 31, 2001, accumulated amortization was $16.2 million and $16.0 million, respectively. Amortization of deferred financing costs is included as a component of interest expense in the accompanying consolidated statement of operations.

Impairments of Ownership Interests and Advances to Unconsolidated Companies

The Company continually evaluates the carrying value of its ownership interests in and advances to each of its investments in unconsolidated companies for possible impairment based on achievement of business plan objectives and milestones, the value of each ownership interest in the unconsolidated company relative to carrying value, the financial condition and prospects of the company and other relevant factors. The fair value of the Company's ownership interests in and advances to privately held companies is generally determined based on the value at which independent third parties have invested or have committed to invest in the companies. The Company recorded a $25.7 million charge during the year ended December 31, 2000 to recognize impairment charges to reduce the carrying value of its investments in certain unconsolidated companies. In recognition of continuing difficult capital market conditions and operating performance of these ownership interests, the Company recorded an additional $32.9 million during the year ended December 31, 2001. Of the $32.9 million recorded, $20.0 million related to Reckson Strategic Venture Partners, LLC ("Reckson Strategic")(see Note 4 for further discussion). As of March 31, 2002, the Company determined that no additional impairment was necessary. These charges are included in "Equity in net loss and impairment of unconsolidated companies" in the accompanying Consolidated Statements of Operations.

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

Impairment charges are recorded as a permanent reduction in the carrying amount of the related asset. Based on the trend of operating losses as well as HQ's inability to remain in compliance with its debt arrangements, HQ determined that the carrying value of its intangible assets was impaired at September 30, 2001. Therefore, in the third quarter of 2001, the Company recognized an impairment charge of approximately $294.1 million, representing the amount by which the carrying amount of the intangible assets exceeded their estimated fair value. As a result of continuing operating losses, the Company further revised its projected cash flows during

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)


the fourth quarter of 2001, resulting in an additional impairment charge of $241.4 million. As of March 31, 2002, the Company determined that no additional impairment was necessary. Management believes that assumptions made in estimating fair values were reasonable, but actual fair values may differ significantly from these estimates.

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

As a result of impairment charges recorded in the third and fourth quarters of 2001, the Company does not have any recorded goodwill or indefinite lives of intangible assets at March 31, 2002. Accordingly, adoption of FAS 142 did not have an impact on the Company's financial condition or results of operations. Intangible assets with a carrying value of approximately $16.8 million at December 31, 2001 will continue to be amortized.

The FASB has also recently issued FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS 144"), which was adopted by the Company on January 1, 2002. The FASB's new rules on asset impairment supersede FAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("FAS 121"). FAS 144 retains the requirements of FAS 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset, but removes goodwill from its scope. This aspect of FAS 144 will primarily impact the accounting for intangible assets subject to amortization, property and equipment, and certain other long-lived assets. The adoption of this statement did not have a material effect on the results of operations or the financial position of the Company.

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

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)


Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. This method also requires the recognition of future tax benefits such as net operating loss carry forwards, to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. The result a valuation allowance is recognized if it is more likely than not that some portion of the deferred asset will not be recognized. At March 31, 2002 and December 31, 2001, all of FrontLine Parent's deferred tax assets have been fully reserved due to the uncertainty as to whether these assets will provide benefit in future years.

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

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" requires the Company to disclose the estimated fair values of its financial instrument assets and liabilities. The carrying

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)


amounts approximate fair value for cash and cash equivalents, accounts receivable and accounts payable because of the short maturity of those instruments. Other than as disclosed in Notes 5 and 11, the estimated fair values of the Company's long-term debt approximate the recorded balances.

Derivative Instruments and Hedging Activities

The Company adopted the provisions of SFAS No. 133 ("SFAS 133") "Accounting for Derivatives and Hedging Activities," as amended, effective January 1, 2001. SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. HQ enters into contracts that establish a cap and a floor interest rate on notional amounts to hedge the interest rate risk on its floating-rate debt. The Company's policy is that it will not speculate in hedging activities. The adopting of FAS 133 as of January 2001 was not material to the Company's results of operations. There were no derivatives outstanding at March 31, 2002.

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

3.  INTEREST IN HQ GLOBAL AND PREDECESSOR ENTITIES

Overview

HQ is a provider of flexible officing solutions. HQ provides a complete outsourced office solution through furnished and equipped individual offices and multi-office suites available on short notice with flexible contracts. HQ also provides business support and information services, including telecommunications; broadband Internet access; mail room and reception services; high-speed copying, faxing and printing services; secretarial, desktop publishing and IT support services and various size conference facilities, with multi-media presentation and, in certain cases, video teleconferencing capabilities. HQ also provides similar services for those

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)


businesses and individuals that do not require offices on a full-time basis. As of March 31, 2002, HQ owned, operated, or franchised 368 business centers, which are included in continuing operations and are primarily located in the United States. There were 29 business centers operating at March 31, 2002 that were held for sale and included in discontinued operations or in the process of being closed. HQ's wholly-owned subsidiary is also the franchisor of 51 domestic and 31 international business centers for unrelated franchisees. Excluding franchised centers, HQ owned and operated 286 business centers.

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

On June 1, 2000, VANTAS merged with HQ Global Workplaces, Inc. ("Old HQ"), in a two-step merger, and HQ Global also acquired two other entities involved in the executive office suites business outside the United States (the "HQ Merger"). As a result of the HQ Merger, the combined company, under the name HQ Global Workplaces, Inc., became a wholly-owned subsidiary of a newly-formed parent corporation, HQ Global Holdings, Inc. ("HQ Global"). The HQ Merger was financed through a combination of debt and HQ Global preferred stock and warrants. As of March 31, 2002, FrontLine's ownership interest was approximately 56% on a basic basis. Although FrontLine's percentage ownership may vary depending on the actual preferred stock conversion price, on a fully-diluted basis, assuming the outstanding preferred stock converted at the HQ Merger conversion price, and assuming that certain warrants to purchase HQ Global stock, FrontLine would own approximately 38% of the common stock of HQ Global. To effectuate the HQ Merger, FrontLine contributed approximately $17 million in cash and its ownership interest in VANTAS.

The costs of the HQ Merger have been allocated to the respective assets acquired and liabilities assumed, with the remainder recorded as goodwill, based on preliminary estimates of fair values as follows (in thousands):

        Working capital.......................................   $   7,840
        Property and equipment................................     107,047
        Goodwill..............................................     407,441
        Favorable acquired business center
         operating leases.....................................      25,690
        Other assets..........................................      32,504
        Other liabilities.....................................     (45,080)
        Notes payable.........................................    (138,693)
                                                                ----------
             Total............................................   $396,749
                                                                ==========

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

As of March 31, 2002, FrontLine's ownership interest was approximately 57% on a basic basis. Although FrontLine's percentage ownership may vary depending on the actual preferred stock conversion price, on a fully-diluted basis, assuming the outstanding preferred stock converted at the HQ Merger conversion price, and including certain warrants to purchase HQ Global stock, FrontLine would own approximately 38% of the common stock of HQ Global.

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

Discontinued Operations

In December 2001, HQ's Board of Directors approved a plan to dispose of HQ's business in Europe. The planned disposition of the businesses in Europe represents the disposal of a business

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)


segment under Accounting Principles Board ("APB") Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB 30"). As a result of this transaction, the consolidated financial statements have been reclassified to present the European businesses as a discontinued operation.

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

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

                       HQ GLOBAL AND PREDECESSOR ENTITIES
                                 Balance Sheets
                                 (in Thousands)


                                                        March 31,   December 31,
                                                          2002          2001
                                                       ----------   ------------
ASSETS:
Current Assets:
     Cash and cash equivalents.........................   $23,144     $16,151
     Restricted cash...................................     1,834         878
     Accounts receivable, net of allowance
       for doubtful accounts of $3,144 at
       March 31, 2002 and $2,492 at December 31, 2001..     4,626       6,865
     Other current assets..............................     3,761       4,141
                                                         --------    --------
         Total Current Assets..........................    33,365      28,035
Intangible assets, net.................................    16,220      16,820
Property and equipment, net............................   155,691     168,486
Deferred financing costs, net..........................    31,913      40,127
Net assets from discontinued operations................     6,051       5,500
Other assets, net......................................     4,609       4,130
                                                         --------    --------
         Total Assets..................................  $247,849    $263,098
                                                         ========    ========

LIABILITIES AND NET BUSINESS UNIT DEFICIENCY:
Liabilities subject to compromise:
     Accounts payable and accrued expenses.............   $56,502     $39,087
     Accrued restructuring costs.......................    46,269      49,674
     Unsecured debt....................................   125,000     125,000
     Other liabilities.................................     2,664       3,111
                                                         --------    --------
         Total Liabilities subject to compromise.......   230,435     216,872
Liabilities not subject to compromise:
     Accounts payable and accrued expenses.............    23,878      17,053
     Accrued restructuring costs.......................        --       1,893
     Accrued reorganization costs......................     1,204          --
     Secured debt......................................   218,973     216,506
     Deferred rent payable.............................    50,825      52,448
     Other liabilities.................................    37,226      41,526
                                                         --------    --------
         Total Current Liabilities not subject to
             compromise................................   332,106     329,426
Other noncurrent liabilities not subject to compromise.     6,947       7,890
                                                         --------    --------
         Total Liabilities.............................   569,488     554,188
Net business unit deficiency...........................  (321,639)   (291,090)
                                                         --------    --------
         Total Liabilities and Net Business Unit
             Deficiency................................  $247,849    $263,098
                                                         ========    ========

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

                       HQ GLOBAL AND PREDECESSOR ENTITIES
                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                             Three Months Ended
                                                                  March 31,
                                                             -------------------
                                                              2002       2001
                                                              ----       ----
HQ Operating Revenues:
   Workstation revenue.................................     $57,512     $89,066
   Support services....................................      30,946      48,285
                                                         ----------  ----------
     Total HQ Operating Revenues.......................      88,458     137,351
                                                         ----------  ----------

HQ Operating Expenses:
   Rent................................................      49,155      54,945
   Support services....................................      10,686      16,436
   Center general and administrative...................      18,883      28,612
    General and administrative.........................      10,967      15,641
                                                         ----------  ----------
     Total HQ Operating Expenses.......................      89,691     115,634
                                                         ----------  ----------

     HQ Operating (Loss) Income........................      (1,233)     21,717

HQ Other Expenses:
   Reorganization costs................................      (9,852)          -
   Depreciation and amortization.......................     (10,699)    (17,909)
   Interest expense, net...............................      (8,836)    (12,737)
                                                         ----------  ----------
     Loss from continuing operations before
       minority interest...............................     (30,620)     (8,929)
Minority interest......................................           -      (1,532)
                                                         ----------  ----------
Loss before discontinued operations....................     (30,620)    (10,461)
Income from discontinued operations....................          72       1,164
                                                         ----------  ----------

     Net loss attributable to HQ.......................    $(30,548)    $(9,297)
                                                         ==========  ==========

Basic and diluted net loss attributable to HQ per
   weighted average common share.......................      $(0.82)     $(0.25)
                                                         ==========  ==========
Basic and diluted weighted average common shares
   of FrontLine Outstanding............................  37,344,039  36,660,417
                                                         ==========  ==========

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

                            HQ GLOBAL AND PREDECESSOR
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                             Three Months Ended
                                                                  March 31,
                                                             ------------------
                                                              2002       2001
                                                              ----       ----
Cash Flows from Operating Activities:
   Loss before discontinued operations attributable
   to HQ................................................   $(30,620)  $(10,461)
Adjustments to reconcile loss before discontinued
   operations attributable to HQ to cash provided
   by operating activities:
       Depreciation and amortization....................     10,699     17,909
       Amortization of deferred financing costs.........      8,194      2,031
       Minority interest................................          -      1,532
       Stock and related compensation...................         23        512
       Changes in operating assets and liabilities:
         Accounts receivable, net.......................      2,240      6,985
         Acquisition costs and other assets.............        (81)       673
         Deferred rent payable..........................      1,517      3,731
         Accounts payable and accrued expenses..........     34,972    (14,189)
         Accrued restructuring costs....................    (13,527)         -
         Other liabilities..............................     (4,228)    (1,076)
                                                           --------    -------
           Net cash provided by operating activities
              from continuing Operations................      9,189      7,647
         Net cash used in discontinued operations.......     (1,001)    (2,359)
                                                           --------    -------
         Net cash provided by operating activities......      8,188      5,288
                                                           --------    -------

Cash Flows from Investing Activities:
   Equipment  .........................................        (443)   (15,758)
   Restricted cash.....................................        (956)     1,124
                                                           --------    -------
           Net cash used in continuing investing
             activities................................      (1,399)   (14,634)
                Net cash provided by discontinued
                  operations...........................         522        314
                                                           --------    -------
                Net cash used in investing activities..        (877)   (14,320)
                                                           --------    -------

Cash Flows from Financing Activities:
   Proceeds (payments) from notes payable..............         100     (3,065)
   Capital leases......................................        (418)      (371)
                                                           --------    -------
           Net cash used in financing activities.......        (318)    (3,436)
                                                           --------    -------

Cash and Cash Equivalents:
   Net increase (decrease).............................       6,993    (12,468)
   Beginning of period.................................      16,151     12,742
                                                           --------    -------
   End of period.......................................     $23,144       $274
                                                           ========    =======

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

4.  OTHER OWNERSHIP INTERESTS

The Company's ownership interests in its investees are classified according to the applicable accounting method utilized at March 31, 2002 and December 31, 2001. The carrying value of equity method investments represents the Company's acquisition costs less any impairment charges and the Company's share of such investees' losses. The carrying value of cost method investments represents the Company's acquisition costs less any impairment charges in such investees. The Company's ownership interests in and advances to investees as of March 31, 2002, are as follows (in thousands):

                                    March 31, 2002        December 31, 2001
                                 --------------------- -----------------------
                                  Carrying     Cost      Carrying     Cost
                                   Value       Basis      Value       Basis
                                 ---------    -------   ----------  --------

Equity Method...............      $13,175    $158,671     $13,396   $158,671
Cost Method.................            -      18,075           -     18,075
                                  -------                 -------
                                  $13,175                 $13,396
                                  -------                 -------

The following details the Company's equity in net loss and impairment of unconsolidated companies (in thousands):

                                                       Three Months Ended
                                                            March 31,
                                                  ----------------------------
                                                       2002          2001
                                                    ----------    ---------
Reckson Strategic Venture Partners, LLC.......         $(288)      $(1,007)
Aggregate impairment charges..................             -        (9,417)
Gain on sale of Intuit, Inc. stock ...........             -           466
                                                       -----       -------
   Equity in net loss and impairment of
     unconsolidated companies.................         $(288)      $(9,958)
                                                       =====       =======

EmployeeMatters

On December 20, 2000, the Company sold its interest in EmployeeMatters, Inc. ("EmployeeMatters") to Intuit, Inc. ("Intuit") for 556,027 shares of Intuit common stock. The fair value of such stock on the closing date of the sale was $21.3 million. As a result of the sale, the Company recorded a gain of $8.3 million, net of $0.7 million of expenses and other related charges, in the fourth quarter of the year ended December 31, 2000. Included in the above Intuit shares are 23,072 shares that were held in escrow in order to collateralize certain indemnification obligations of the Company. On December 31, 2001, Intuit shares were released from escrow.

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

Through RSVP Holdings, LLC ("Holdings"), the Company is a managing member and 100% owner of the common equity of Reckson Strategic. New World Realty, LLC, an entity owned by two individuals (the "RSVP Managing Directors") retained by Holdings, acts as a managing member of Holdings, and has a carried interest which provides for the RSVP Managing Directors to receive a share in the profits of Reckson Strategic after the Company, UBS Real Estate Securities, Inc. ("UBS Real Estate"), formerly Paine Webber Real Estate Securities, Inc., and Stratum Realty Fund, L.P. ("Stratum") have received certain minimum returns and a return of capital. UBS Real Estate and Stratum are non-managing members and preferred equity owners who have committed $150 million and $50 million, respectively, in capital and share in profits and losses of Reckson Strategic with the Company, subject to a maximum internal rate of return of 16% of invested capital. The carrying values of the Company's investment in Reckson Strategic, which is accounted for under the equity method, were $13.2 million and $13.4 million as of March 31, 2002 and December 31, 2001, respectively.

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

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

                   FRONTLINE PARENT AND OTHER INTERESTS
                                 Balance Sheets
                      (in Thousands, Except Share Amounts)

                                                   March 31        December 31,
                                                     2002              2001
                                                   --------        ------------
ASSETS:
Current Assets:
     Cash and cash equivalents...............        $2,334              $1,988
     Other current assets....................           168                 361
                                                   --------            --------
         Total Current Assets................         2,502               2,349
Ownership interests in and advances to
  unconsolidated companies...................        13,175              13,396
Deferred financing costs, net................           122                 147
Other assets, net............................           726               1,778
                                                   --------            --------
         Total Assets........................       $16,525             $17,670
                                                   ========            ========

LIABILITIES AND SHAREHOLDERS' DEFICIENCY:
Current Liabilities:
     Accounts payable and accrued expenses...        $4,521              $4,036
     Credit facilities with related parties..       182,957             176,909
     Notes payable...........................        25,000              25,000
     Negative ownership interest in HQ Global
       and predecessor entities..............       321,639             291,090
                                                   --------            --------
         Total Liabilities...................       534,117             497,035
                                                   --------            --------
Redeemable convertible preferred stock.......        25,690              25,325
Shareholders' Deficiency:

     8.875% convertible cumulative preferred
       stock, $.01 par value, 25,000,000
       shares authorized, 26,000 issued and
       outstanding...........................             -                   -

     Common stock, $.01 par value,
       100,000,000 shares authorized,
       37,344,039 shares issued and
       outstanding at March 31, 2002 and
       December 31, 2001, respectively.......           373                 373
       Additional paid-in capital............       400,094             400,793

     Accumulated deficit.....................      (943,749)           (905,856)
                                                   --------            --------
Total Shareholders' Deficiency...............      (543,282)           (504,690)
                                                   --------            --------
Total Liabilities and Shareholders'
       Deficiency............................       $16,525             $17,670
                                                   ========            ========

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

                      FRONTLINE PARENT AND OTHER INTERESTS
                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                                         Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                       2002             2001
                                                     ---------        ---------

Parent Expenses:
   General and administrative expenses..........        $(515)        $(1,862)
   Amortization of deferred charges.............            -          (1,333)
   Restructuring costs..........................         (255)         (2,645)
   Interest expense, net........................       (6,287)         (5,121)
                                                   ----------      ----------

     Loss before equity in net loss and impairment
       of unconsolidated companies..............       (7,057)        (10,961)

Equity in net loss and impairment of unconsolidated
     companies..................................         (288)         (9,958)
                                                   ----------      ----------

     Net loss ..................................       (7,345)        (20,919)

Dividends on and accretion of preferred stock...         (699)         (2,992)
                                                   ----------      ----------

     Net loss applicable to common shareholders
       attributable to Parent and Other
       Interests................................      $(8,044)       $(23,911)
                                                   ==========      ==========

Basic and diluted net loss attributable to Parent
   and Other Interests per weighted average
   common share.................................       $(0.22)         $(0.65)
                                                   ==========      ==========

Basic and diluted weighted average common shares
   of FrontLine outstanding.....................   37,344,039      36,660,417
                                                   ==========      ==========

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

                     FRONTLINE PARENT AND OTHER INTERESTS
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                        Three Months Ended
                                                             March 31,
                                                   ----------------------------
                                                      2002              2001
                                                      ----              ----
Cash Flows from Operating Activities:
   Net loss......................................   $(7,345)         $(20,919)
   Adjustments to reconcile net loss
     to cash used in operating activities........
       Amortization of deferred financing
         costs...................................        25               457
       Equity in net loss of unconsolidated
         companies...............................       288             9,958
       Realized gain on sale of short-term
         investments.............................         -              (466)
       Stock and related compensation............         -             1,873
       Non-cash restructuring costs..............        66               927
       Changes in operating assets and liabilities:
         Acquisition costs and other assets......       236             1,125
         Accounts payable and accrued expenses...        85            (5,711)
         Other liabilities.......................     6,048             5,024
                                                    -------           -------
           Net cash used in operating activities.      (597)           (7,732)
                                                    -------           -------

Cash Flows from Investing Activities:
   Acquisitions of officing solutions centers....         -              (123)
   Proceeds from sale of short-term investments..     1,010            20,918
   Acquisition of ownership interests and
     advances to unconsolidated companies........       (67)             (236)
                                                    -------           -------
           Net cash provided by investing
             activities..........................       943            20,559
                                                    -------           -------

Cash Flows from Financing Activities:
   Issuance of preferred and redeemable preferred
     stock, net of costs.........................         -            10,000
   Deferred financing costs......................         -              (301)
   Net change from credit facilities with related
     parties.....................................         -            (1,434)
   Net proceeds from notes payable...............         -           (25,000)
   Other                                                  -               (10)
                                                    -------           -------
           Net cash used in financing
             activities..........................         -           (16,745)
                                                    -------           -------

Cash and Cash Equivalents:
   Net increase (decrease).......................       346            (3,918)
   Beginning of period...........................     1,988             6,923
                                                    -------           -------
   End of period.................................    $2,334            $3,005
                                                    =======           =======

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)


5.  NOTES PAYABLE

HQ Debtor-in-Possession Facility

In connection with HQ's bankruptcy filing (See Note 1), HQ Global Holdings, Inc., HQ and its U.S. subsidiaries entered into an agreement that provides for up to $30.0 million in debtor-in-possession financing, with borrowings permitted for up to nine months in accordance with certain operating and liquidity covenants. Any borrowings, of which there have been none, will incur interest at prime plus 3%.

HQ Credit Facility

HQ has a credit facility (the "HQ Credit Facility") with certain lending institutions, which, as amended and restated as of June 29, 2001, provides for borrowings of up to $219.4 million under four term loans (the "Term Loans") and for borrowings or letters of credit of up to an additional $55.6 million under two revolving loan commitments (the "Revolver Loans"). Availabilities under the Revolver Loans are formula based. As of March 31, 2002, there was $188.7 million in outstanding borrowings under the Term Loans and $30.3 million in borrowings outstanding under the Revolver Loans. As of March 31, 2002, HQ had letters of credit outstanding in the aggregate amount of $26.1 million for landlord security deposits. Such letters of credit are collateralized by $0.8 million in cash and $25.3 million of Revolver Loans.

The Term Loans are repayable in various quarterly installments through November 2005. Additional annual principal payments of 75% of excess cash flow as defined are required. Pursuant to such requirement, HQ made an accelerated principal payment of $15.1 million during the twelve-month period ended March 31, 2002, based on cash flows for the year ended December 31, 2001. Any outstanding borrowings under the two Revolver Loans are due on November 6, 2003 and May 31, 2005, respectively. Borrowings under the HQ Credit Facility bear interest ranging from LIBOR (one-month LIBOR was approximately 1.88% at March 31, 2002) plus 3.25% to 4.0% for one, three or nine-month periods at the election of HQ or prime (4.75% at March 31, 2002) plus 2.25% to 3.00%. The weighted average interest rate on borrowings under the Term Loans and the Revolver Loans at March 31, 2002, were approximately 5.9% and 6.0%, respectively. HQ pays a commitment fee of 1/2 of 1.0% per annum on the unused portion of the HQ Credit Facility.

HQ's lending institutions have an assignment of leases and rents associated with HQ's business centers and certain preferred security interests to collateralize the borrowings under the HQ Credit Facility.

The stated maturities of borrowings outstanding under the HQ Credit Facility subsequent to March 31, 2002 are as follows (in thousands):

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)


             Twelve Months Ended March 31,              Amount
             -----------------------------              ------
             2003 and arrears...........              $ 37,443
             2004.......................                39,146
             2005.......................                88,319
             2006.......................                54,065
                                                      --------
             Total......................              $218,973
                                                      ========

Mezzanine Loan

On May 31, 2000, HQ entered into a Senior Subordinated Credit Facility (the "Bridge Loan") in the amount of $125.0 million. The Bridge Loan carried an interest rate of LIBOR plus 6.5% and was to mature on May 31, 2007. On August 11, 2000, HQ replaced the Bridge Loan with a $125.0 million Note and Warrant Purchase Agreement (the "Mezzanine Loan"). The Mezzanine Loan bears interest at 13.5% per annum and matures on May 31, 2007. The entire balance was outstanding at March 31, 2002 and December 31, 2001.

In connection with the Mezzanine Loan, the Mezzanine Loan lenders received 503,545 Series A Warrants and 227,163 Series B Warrants to purchase common stock. The fair value of the Series A Warrants to purchase Common Stock issued to the lenders was recorded as debt issuance costs and is being amortized over the terms of the related loan resulting in an effective interest rate of 15.6%. No value has been assigned to the Series B Warrants.

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

In addition to not complying with certain financial covenants, in September 2001, HQ defaulted on its principle payments due under the HQ Credit Facility and, in February 2002, commenced defaulting on interest payments. As a result of entering into forbearance agreements, additional borrowings under the HQ Credit Facility were permitted from September 30, 2001 to February 14, 2002. Due to these defaults, outstanding borrowings are reflected as a current liability not subject to compromise as of March 31, 2002 and December 31, 2001.

HQ also defaulted on the September 30, 2001 interest payment on the Mezzanine Loan but did enter into a forbearance agreement that expired February 14, 2002. As a result of this default and non-compliance with financial covenants, the Mezzanine Loan has been classified as a current liability subject to compromise as of March 31, 2002 and December 31, 2001.

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

FrontLine Bank Credit Facility

On September 11, 2000, FrontLine entered into a $25.0 million line of credit agreement (the "FrontLine Bank Credit Facility"). Borrowings under the FrontLine Bank Credit Facility are secured by a 20.51% common ownership interest in shares of HQ Global and bear interest, at the Prime rate plus 2%. Any outstanding borrowings under the FrontLine Bank Credit Facility were originally due on March 11, 2001. In January 2001, FrontLine exercised its option to extend the maturity date until June 11, 2001. In May 2001, the Company further extended the maturity date to September 11, 2001. In September 2001, the Company further extended the maturity date to October 25, 2001. At March 31, 2002, FrontLine has borrowed $25.0 million under the amended FrontLine Bank Credit Facility. Such amount is classified as current in the accompanying Consolidated Balance Sheet. The weighted average interest rate of the outstanding borrowings at such date was 7.66%. The carrying value of FrontLine's borrowings under the FrontLine Bank Credit Facility approximates its fair value as of March 31, 2002. Subsequent to March 31, 2002, the Company has not repaid the principal or paid any interest applicable to this period and is accordingly in default. The Company is currently in negotiations to further extend the maturity or restructure the terms of this facility. However, no assurances can be given that any further extensions or restructuring of the terms of this credit facility will be agreed upon.

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

The Preferred Equity Facility is comprised of a series of redeemable convertible preferred securities (the "Series B Preferred Stock"). The holders have consent rights for certain significant transactions, including the incurrence of additional debt by the Company or HQ, the issuance of equity securities senior to, or on a parity with, the Series B Preferred Stock or the issuance by HQ of preferred stock. These securities also contain certain covenants relating to HQ. In addition, the securities include a redemption premium of 27.5%. Since the securities were not redeemed prior to December 13, 2001, the securities (including the amount of the redemption premium) have become convertible at the holder's option into FrontLine common stock at the initial rate of $13.3875 per share, the preferred stock has become a voting security on an "as-converted" basis, and quarterly dividends have become payable from the date of initial issuance at the annual rate of 9.25%. Securities have a mandatory redemption requirement at a 27.5% premium, which has been triggered as a result of uncured events of default. Accordingly, the securities are classified as "Redeemable convertible preferred stock" in the accompanying consolidated balance sheet at March 31, 2002.

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

At March 31, 2002, the Company did not pay the dividend that was payable at that time and accordingly is in default. The Company is in arrears with regard to the payment of dividends on its Series A and Series B Preferred Stock.

7. SHAREHOLDERS' EQUITY

During the three months ended March 31, 2000, the Company completed preferred stock offerings of 26,000 shares of 8.875% Convertible Cumulative Preferred Stock (the "Series A Preferred Stock") at a price of $1,000 per share with net proceeds of $24.6 million. These shares are convertible into the Company's common stock at a price of $70.48. The Company did not declare or pay the quarterly dividend due on these shares on November 6, 2001, February 6, 2002 or May 6, 2002. Accordingly, future dividends will accrue at a higher rate of 10.875%. If dividend distributions are in arrears for more than two quarterly periods, then the holders of such shares will be entitled to elect two additional members to the Company's Board of Directors.

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

8. LONG-TERM INCENTIVE PLAN

In March 2000, the Compensation Committee of the Board of Directors adopted a long-term incentive plan (the "LTIP"). The terms of the LTIP are described in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. In April 2000, FrontLine paid advances aggregating $2.8 million on future payments under the long-term incentive plan ---------------- to its four executive officers. During the three months ended September 30, 2001, $1.8 million of these advances were forgiven as a result of the termination of three of these executives. Including related income tax accruals, the resulting expenses relating to the forgiveness of the advances to these three executives was $2.8 million in the twelve months ended December 31, 2001, respectively.

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)


The Company is continuing to amortize the remaining $1.0 million and related tax payments through April 2007, the end of the required service period, for the remaining executive officer who is still employed with the Company. During the three months ended March 31, 2002, $0.1 million of amortization related to the LTIP was recorded.

9.  RESTRUCTURING

HQ

In the second quarter of 2001, HQ initiated a restructuring program to close certain of its business centers and eliminate certain other business center and corporate positions. This restructuring program resulted in a charge of $11.3 million in the third quarter of 2001 consisting of employee severance and HQ's estimate of future lease payments it would be required to make following closure of the centers. Subsequent to the initiation of the plan, HQ has filed bankruptcy and has revised its estimates of severance and lease costs based on the expected costs of buying out its lease obligations resulting in a reduction of accrued restructuring costs of $3.2 million in the fourth quarter of 2001.

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

The following table summarizes the accrued charges related to restructuring (in thousands):

                                              Lease     Professional
                                Severance     Costs         Costs       Total
                                ---------   ---------   ------------   -------

Balances at December 31, 2001    $2,695      $46,979        $1,893     $51,567
Cash expenditures                  (979)         (58)       (1,893)     (2,930)
Non-cash reduction                    -       (2,368)            -      (2,368)
                                 ------      -------       -------     -------
Balance at March 31,2002         $1,716      $44,553        $    -     $46,269
                                 ======      =======       =======     =======

The total restructuring program is expected to result in a net reduction of approximately 382 employees. At March 31, 2002, the program had resulted in a reduction of 363 employees. Severance costs are expected to be paid in 2002, while the lease costs are expected to be paid in 2002 and future years. This restructuring also resulted in an impairment of related fixed assets of $20.9 million and impairment of favorable leases of $4.8 million included in HQ's fourth quarter impairment charge.

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

FrontLine

On October 18, 2000, FrontLine announced a restructuring of its strategic plan. In connection with its restructuring, FrontLine terminated approximately 90% of its headquarters personnel, which has occurred during a transition period through the first quarter of 2002. As a result of this restructuring, FrontLine has recognized cash and non-cash restructuring charges of $0.3 million during the three-month period ended March 31, 2002 respectively.

The restructuring costs recognized during 2002 consist principally of $0.3 million of professional fees and other expenses. Approximately $0.1 million of these costs have not been paid as of March 31, 2002.

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

10. REORGANIZATION COSTS

In the first quarter of 2002, HQ recorded $3.7 million of professional costs associated with the Chapter 11 proceeding and a $6.2 million non-cash charge associated with the write-off of deferred financing costs associated with the Mezzanine Loan. Additionally various landlords drew down on $2.4 million of letters of credit during the quarter, which reduced the estimated liability related to the closure of business centers.

HQ

The following table summarizes the accrued charges related to reorganization (in thousands):


                                               Write off
                                                   of
                                                Deferred
                                               Financing
                                Professional     Costs
                                   Costs        non-cash       Total
                                -----------   -----------   ----------

First quarter 2002 charge           3,689        6,163         9,852
Cash expenditures                  (2,485)           -        (2,485)
Non-cash reduction                      -       (6,163)       (6,163)
                                  -------       ------        ------
Balance at March 31,2002          $ 1,204          $ -        $1,204
                                  =======       ======        ======


11.      TRANSACTIONS WITH RELATED PARTIES

HQ

HQ believes that the terms and pricing of each of the following transactions with related parties are similar to those negotiated at arms length. Certain officers and members of the board of directors of HQ Global Holdings, Inc. are also officers and/or on the board of directors of FrontLine and Reckson Associates Realty Corp. ("Reckson Associates").

HQ is a tenant under several leases with Reckson Associates and affiliates. For the quarter ended March 31, 2002, HQ made payments of $0.6 million for rent, construction and other charges under such leases.

HQ is a tenant under several leases with Equity Office Properties ("EOP") and affiliates of EOP, which are affiliated with EOP Operating Limited Partnership, a purchaser of HQ's Series A Preferred Stock in conjunction with the HQ Merger. For the quarter ended March 31, 2002, HQ made payments of $3.1 million for rent and other charges under such leases.

HQ is a tenant under several leases with CarrAmerica and affiliates of CarrAmerica, who received shares of HQ's Voting Common Stock and Nonvoting Common Stock in conjunction

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)



with the HQ Merger. For the quarter ended March 31, 2002, HQ made payments of $0.6 million for rent and other charges under such leases.

FrontLine

The Company has a credit facility with Reckson Operating Partnership, L.P. ("Reckson") in the amount of $100 million (the "FrontLine Facility"). Reckson has advanced the Company $93.4 million at March 31, 2002 under the FrontLine Facility.

Additionally, Reckson Strategic has a $100 million commitment from Reckson to fund its investment activities (the "Reckson Strategic Facility"). Draws on the Reckson Strategic Facility occur either in the form of loans to FrontLine (the "Reckson Strategic Facility" and, collectively with the FrontLine Facility, the "Credit Facilities") under terms similar to the FrontLine Facility or whereby Reckson makes direct investments with Reckson Strategic in joint ventures. As of March 31, 2002, Reckson has advanced FrontLine $49.3 million under the Reckson Strategic Facility. The aggregate principal amount outstanding and due Reckson at March 31, 2001 under both credit facilities was $142.7 million. Interest accrued on these facilities at March 31, 2002, was $40.2 million. Both of the FrontLine and Reckson Strategic Facilities expire in June 2003. Currently, the Company has an outstanding letter of credit in the amount of $0.2 million.

On March 28, 2001, the Company's Board of Directors approved amendments to the Credit Facilities pursuant to which (i) interest is payable only at maturity and
(ii) Reckson may transfer all or any portion of its rights or obligations under the Credit Facilities to its affiliates. In addition, the Reckson Strategic Facility was amended to increase the amount available thereunder to up to $110 million. Reckson has advanced approximately $59.8 million under the Reckson Strategic Facility to fund additional Reckson Strategic-controlled joint ventures through March 31, 2002. There is no remaining availability under the Credit Facilities. At March 31, 2002, as a result of the Company's failure to pay the principal and interest due upon maturity on the FrontLine Bank Credit Facility, an event of default has occurred upon the Credit Facilities with Reckson. As a result of the default under the Credit Facilities, interest borrowings currently bear interest at 14.62% per annum.

The Company is entitled to a cumulative annual management fee of $2 million with respect to Reckson Strategic, of which $1.5 million is subordinate to UBS Real Estate receiving an annual minimum rate of return of 16% and a return of its capital. The non-subordinated portion of the fee for each of the three months ended March 31, 2002 and 2001 was $0.1 million.

12. CONTINGENCIES

Reference is made to the lawsuit captioned OmniOffices, Inc. et al. v. Joseph Kaidanow et al. set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. In connection with such litigation, on September 12, 2001, without holding oral argument, the Court denied Plaintiffs' motion for summary judgment, but granted the Defendants' cross-motion for summary judgment. Plaintiffs and the directors of old HQ filed a Notice of Appeal in October 2001. On February 15, 2002, the D.C. Circuit announced that oral argument was

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

scheduled for January 16, 2003. In March 2002, the D.C. Circuit referred the appeal to its Appellate Mediation Program. On April 24, 2002, HQ filed notice that the action should be stayed according to the automatic stay provisions of the Bankruptcy Code.

Reference is made to the lawsuit captioned Joseph Kaidanow and Robert Arcoro v. CarrAmerica Realty Corporation, HQ Global Workplaces, Inc., Thomas A. Carr, Philip L. Hawkins, C. Ronald Blankenship, Oliver T. Carr, and Gary Kusin set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. In connection with such litigation, on March 8, 2002, Plaintiffs filed a motion for leave to amend their complaint to add, inter alia, a breach of warrant agreements claim against HQ and other claims against FrontLine. On March 15, 2002, HQ filed a notice of bankruptcy stay, stemming from its March 13, 2002 voluntary petition for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the District of Delaware. HQ informed the Court that the consolidated action should be stayed as to HQ pursuant to the automatic stay provisions of the Bankruptcy Code. FrontLine has filed a motion to stay the proceedings with respect to FrontLine.

On or about October 3, 2001, Burgess Services, LLC, Dominion Venture Group, LLC and certain affiliated parties commenced an action in Oklahoma State Court against Reckson Strategic Venture Partners, LLP ("RSVP"), Reckson Associates Realty Corp. ("Reckson"), and RAP-Dominion LLC, a joint venture through which RSVP and Reckson invested in a venture with certain of the plaintiffs. On April 10, 2002, the litigation was settled without liability on the part of the Company or the defendant. In connection with the settlement, the joint venture will be terminated. As a result of this settlement, the Company determined that no further impairment was necessary on its carrying value in its investment in Reckson Strategic.

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

The Company considers certain statements set forth in this Quarterly Report Form 10-Q to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, with respect to the Company's expectations for future periods. Certain forward-looking statements involve certain risks and uncertainties. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the actual results may differ materially from those set forth in the forward-looking statements and the Company can give no assurance that such expectations will be achieved. Certain factors that might cause the results of the Company to differ materially from those indicated by such forward-looking statements include, among other factors, an inability to extend and/or amend the terms of the Company's outstanding indebtedness and HQ Global Holdings Inc. ("HQ" or the "HQ Global Segment") indebtedness on terms that are favorable to the Company and its common stockholders, results of any recapitalization of HQ and its bankruptcy, negative changes in the officing solutions industry or the Internet-related businesses in which the unconsolidated companies in which we invest operate, a continued downturn in general economic conditions, increases in interest rates, a lack of capital availability, ability to satisfy financial covenants, competition, reduced demand or decreases in rental rates for executive office suites and other real estate-related risks such as the timely completion of projects under development, our inability to complete future strategic transactions, costs incurred in connection with strategic transactions and our dependence upon our key personnel and the key personnel of HQ and other risks detailed in FrontLine's reports and other filings made with the Securities and Exchange Commission. Consequently, such forward-looking statements should be regarded solely as reflections of the Company's current operating and development plans and estimates. These plans and estimates are subject to revision from time to time as additional information becomes available, and actual results may differ from those indicated in the referenced statements.

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

In conjunction with its restructuring, FrontLine re-evaluated the carrying values of its investments and recorded aggregate impairment charges of $57.7 million through March 31, 2002 in order to reduce the carrying value of these investments to fair value.

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

HQ

All of FrontLine's operating revenues and operating expenses for the three months ended March 31, 2002 and 2001 were attributable to HQ. The following is a discussion of HQ's results of operations for such periods.

RESULTS OF CONTINUING OPERATIONS

Three Months Ended March 31, 2002 and 2001

Revenues. Total business center revenues for the three-month period ended March 31, 2002 were $88.5 million, representing a decrease of $48.9 million, or 35.6%, from the three-month period ended March 31, 2001.

Business centers with three months of activity for both periods under comparison ("Same Centers") had revenues for the three-month period ended March 31, 2002 and 2001 of $86.2 million and $119.3 million, respectively, representing a decrease in 2002 of $33.1 million, or 27.7%, compared with 2001. The decrease in revenues in 2002 is attributable to a general decline in business performance. Reflective of the challenging macro-economic environment experienced throughout 2001 and into 2002, business centers experienced reduced demand and downward pricing pressure.

Business centers that were closed subsequent to January 1, 2001 during the periods under comparison ("Closed Centers") had revenues for the three-month period ended March 31, 2002 and 2001 of $1.2 million and $17.9 million, respectively. Subsequent to January 1, 2001, the Company has ceased operations in a number of business centers.

Business centers opened subsequent to January 1, 2001 ("Development Centers") had revenues for the periods ended March 31, 2002 and 2001 of $1.1 million and $0.2 million, respectively.

Expenses. Total business center expenses for the three-month period ended March 31, 2002 were $78.7 million, representing a decrease of $21.3 million, or 21.3%, from the three-month period ended March 31, 2001.

Business centers with three months of activity for both periods under comparison ("Same Centers") had expenses for the three-month period ended March 31, 2002 and 2001 of $75.6 million and $84.0 million, respectively, representing a decrease in 2002 of $8.4 million, or 10.0%, compared with 2001. The decrease is attributable to reduced center general and administrative costs, as well as lower technology and business service expenses associated with the decline in related revenue, offset by certain lease increases.

Business centers that were closed subsequent to January 1, 2001 ("Closed Centers") had expenses for the three-month period ended March 31, 2002 and 2001 of $2.0 million and $15.6 million, respectively. Subsequent to January 1, 2001, HQ has ceased operations in a number of business locations.

Business centers opened subsequent to January 1, 2001 ("Development Centers") had expenses for the three-month periods ended March 31, 2002 and 2001 of $1.1 million and $0.4 million, respectively.

Business Center Operating Income ("BCOI"). For the three-month period ended March 31, 2002, BCOI was $9.7 million as compared with $37.4 million for three-month period ended March 31, 2001. The BCOI as a percentage of total revenues ("BCOI Margin") was 11.0% for the period ended March 31, 2002 as compared to 27.2% for 2001. The decrease in BCOI Margin can be attributed to a combination of reduced demand and downward pricing pressure, reflective of the challenging macro-economic environment experienced throughout 2001 and into 2002.

Same Center BCOI was $10.5 million and $35.3 million for the three-month periods ended March 31, 2002 and 2001, respectively, representing a decrease in 2002 of $24.8 million from 2001. The BCOI Margin from Same Centers for the three-month period ended March 31, 2002 was 12.2% as compared with 29.6% in the corresponding period in 2001.

Development Center BCOI was zero and negative $0.1 million for the three-month periods ended March 31, 2002 and 2001, respectively.

Closed Center BCOI was negative $0.8 million and positive $2.2 million for the three-month periods ended March 31, 2002 and 2001, respectively.

Corporate General and Administrative Expenses. For the three- month periods ended March 31, 2002 and 2001, corporate general and administrative expenses were $11.0 million and $15.7 million, respectively. Stated as a percentage of total revenue, such expenses were 12.4% and 11.4%, respectively.

Reorganization Charges. For the three-month periods ended March 31, 2002 and 2001, reorganization charges were $9.8 million and zero, respectively. For the period ended March 31, 2002, reorganization charges consisted of professional fees of $3.7 million and a write-off of $6.1 million of deferred financing costs associated with the HQ's Mezzanine Loan.

Depreciation and Amortization. For the three-month periods ended March 31, 2002 and 2001, depreciation and amortization expenses were $10.7 million and $17.9 million, respectively. The decrease in depreciation and amortization is attributable to the reduced carrying value of intangible and fixed assets due to impairment charges recorded in the second half of fiscal 2001.

Interest Expense. For the three-month periods ended March 31, 2002 and 2001, net interest expense was $8.8 million and $12.7 million, respectively. The decrease in interest expense is due to reduced borrowings and lower interest rates.

Minority Interest. Minority interest was allocated a loss for the three-month period ended March 31, 2001 of $1.5 million.

DISCONTINUED OPERATIONS

Income From Discontinued Operations. For the three-month period ended March 31, 2002, income from discontinued operations was $0.1 million, as compared to $1.2 million for the three-month period ended March 31, 2001.

PARENT AND OTHER INTERESTS

Three months ended March 31, 2002 and 2001

As a result of the restructuring discussed above (see Note 9 to the Company's consolidated financial statements), FrontLine has changed from a company which invested in early stage companies which leveraged the Internet into one which is focused on highlighting the value of HQ.

The restructuring costs recognized in the three-month period ended March 31, 2002 consist principally of $0.3 million of professional fees and other expenses.

FrontLine's general and administrative expenses were $0.5 million in the three-month period ended March 31, 2002 compared with $1.9 million for the corresponding period in 2001 reflecting the planned reduction in workforce and the resulting lower recurring general and administrative expenses in connection with its restructuring.

A significant portion of FrontLine's net loss is derived from companies in which it held minority ownership interests. The equity in net loss and impairment of unconsolidated companies decreased $9.7 million to $0.3 million for the three-month period ended March 31, 2002 as compared with the corresponding period in 2001. The equity in net loss and impairment of unconsolidated companies in the 2002 quarter consisted of $0.3 million of equity in net loss of unconsolidated companies. The impairment charges in the 2001 quarter were determined in recognition of specific unfavorable developments affecting these companies as well as the continuing difficult market conditions experienced during such period. The loss for the period ended March 31, 2001 was comprised of $9.4 million of impairment charges reflecting the estimated decreases in the fair values of certain of the Company's investments and $1.0 million of equity in net loss, both partially offset by a $0.5 million gain on the sale of the stock received as consideration for the December 2000 sale of EmployeeMatters, Inc (see Note 4).

Dividends on, and accretion of, preferred stock of $0.7 million in the three-month period ended March 31, 2002 represents dividends on FrontLine's 8.875% Series A Convertible Cumulative Preferred Stock (the "Series A Stock"), which was issued in the first quarter of 2000 and accretion of FrontLine's Series B Convertible Cumulative Preferred Stock which was issued in the fourth quarter of 2000. Such amount in the three-month period ended March 31, 2001 of $3.0 million represents dividends on the Series A Stock and accretion of the Series B Stock.

LIQUIDITY AND CAPITAL RESOURCES

HQ

On March 13, 2002, HQ Global Holdings, Inc., HQ and its U.S. subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Court"). HQ will continue to operate and manage properties in the ordinary course of business during the Chapter 11 proceeding. HQ anticipates proposing a plan of reorganization in accordance with the federal bankruptcy laws as administered by the Court.

In connection with such bankruptcy filing, HQ Global Holdings, Inc., HQ and its U.S. subsidiaries entered into an agreement that provides for up to $30.0 million in debtor-in-possession financing ("Debtor-in-Possession Facility"), with borrowings permitted for up to nine months in accordance with certain operating and liquidity covenants. Any borrowings, of which there have been none, will incur interest at prime plus 3%.

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

FrontLine

Historically, FrontLine has funded operations and investing activities through a combination of borrowings under various credit facilities, issuances of the Company's equity securities and sales of assets. Since the its restructuring, FrontLine's cash requirements have been substantially reduced. As of March 31, 2002, there is no remaining availability under any FrontLine credit facility.

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

The Company has a credit facility with Reckson in the amount of $100 million (the "FrontLine Facility"). Additionally, Reckson Strategic has a $100 million facility (the "Reckson Strategic Facility") with Reckson to fund Reckson Strategic investments. Note 10 to the consolidated financial statements summarizes the terms of the FrontLine Facility and Reckson Strategic Facility (collectively, the "Credit Facilities"). The Company had $93.4 million outstanding under the FrontLine Facility at March 31, 2002, and due to outstanding letters of credit and accrued interest, has no remaining availability. The Company had $49.3 million outstanding under the Reckson Strategic Facility at March 31, 2002. These borrowings were utilized to fund Reckson Strategic investments and its general operations. As long as there are outstanding amounts under the Credit Facilities, the Company is prohibited from paying dividends on shares of its common stock or, subject to certain exceptions, incurring additional debt. The Credit Facilities are subject to certain other covenants and prohibit advances thereunder to the extent the advances could, in Reckson's determination, endanger the status of Reckson Associates as a REIT. Under the Credit Facilities, additional indebtedness may be incurred by the Company's subsidiaries. The Credit Facilities also contain covenants prohibiting the Company from entering into any merger, consolidation or similar transaction and from selling all or any substantial part of its assets, or allowing any subsidiary to do so, unless approved by the lender. The Credit Facilities also provide for defaults thereunder in the event debt is accelerated under another of FrontLine's financing agreements. On March 28, 2001, the Company's Board of Directors approved amendments to the Credit Facilities pursuant to which (i) interest is payable only at maturity and (ii) Reckson may transfer all or any portion of its rights or obligations under the Credit Facilities to its affiliates. These changes were requested by Reckson as a result of changes in REIT tax laws. In addition, the Reckson Strategic Facility was amended to increase the amount available thereunder to up to $110 million (from $100 million).

On September 11, 2000, FrontLine amended its $25.0 million credit agreement (the "FrontLine Bank Credit Facility"). Borrowings under the FrontLine Bank Credit Facility are secured by a 20.51% common ownership interest in HQ and bear interest at the Prime rate plus 2%. Any outstanding borrowings under the FrontLine Bank Credit Facility were due on October 25, 2001, as a result of various extensions exercised by FrontLine in May 2001. At September 30, 2001, FrontLine had fully borrowed the FrontLine Bank Credit Facility. The FrontLine Bank Credit Facility provides for a default thereunder in the event debt is accelerated under another of FrontLine's financing agreements or if there is a default under certain HQ financing agreements. The FrontLine Bank Credit Facility contains, among others, covenants relating to the financial ratios of HQ and covenants prohibiting the Company from (i) transferring, conveying, disposing of, pledging or granting a security interest in any of the collateral previously pledged under the FrontLine Bank Credit Facility, (ii) terminating, amending or modifying any organizational or other governing documents of the Company or HQ without first obtaining the lender's prior written consent, (iii) violating certain specified financial ratios, (iv) exceeding $25,000,000 of new indebtedness, and (v) declaring or paying cash dividends on any class of the Company's stock. Subsequent to March 31, 2002, the Company has not repaid the principal or paid any interest applicable to this period and accordingly is at the forbearance of the bank. There is no remaining availability under the Credit Facilities. As a result of the Company's failure to pay the principal and interest upon maturity on the FrontLine Bank Credit Facility, an event of default has occurred under the credit facilities with Reckson.

During the three months ended March 31, 2000, the Company completed preferred stock offerings of 26,000 shares of Series A Preferred Stock at a price of $1,000 per share with net proceeds of $24.6 million. These shares are convertible into the Company's common stock at a price of $70.48. The Company did not declare or pay the quarterly dividend due on these shares on November 6, 2001, February 6, 2002 or May 6, 2002. Accordingly, future dividends will accrue at a higher rate of 10.875%. In addition, since dividend distributions are in arrears for more than two quarterly periods, holders of the Company's preferred stock are entitled to elect two additional members to the Company's Board of Directors.

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

FrontLine's operations do not require significant capital expenditures. There were no significant capital expenditure commitments as of March 31, 2002.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

HQ

The primary market risk facing HQ is interest rate risk on the HQ Credit Facility. HQ mitigates this risk by entering into hedging instruments on a portion of its outstanding balances. In addition, HQ may elect to enter into LIBOR contracts on portions of the HQ Credit Facility, which locks in the interest rate on those portions for 30, 60 or 90-day periods. The HQ Credit Facility bears interest ranging from either 3.25% to 4.00% over applicable LIBOR, or alternatively 2.25% to 3.00% over prime, generally at HQ's election. As of March 31, 2002, HQ had hedged the interest rates on approximately $103.5 million of the HQ Credit Facility using various instruments with various expiration dates through September 30, 2002. These instruments lock in the maximum underlying three-month LIBOR at levels between 7.93% and 9.00%.

An increase in interest rates will have a negative impact on the net income of HQ due to the variable interest component of the HQ Credit Facility. Based on current interest rate levels, a 10% increase in underlying interest rates will have a 4.4% increase in interest expense, ignoring the short-term impact of remaining terms under current LIBOR hedge contracts.

Following the HQ Merger, HQ is conducting more of its operations in foreign currencies, primarily the British Pound. Due to the nature of foreign currency markets, there is potential risk for foreign currency losses as well as gains. Currently, HQ has not hedged its foreign currency risk.

HQ has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of March 31, 2002, HQ had no other material exposure to market risk.

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

The following table sets forth FrontLine's obligations with respect to the Credit Facilities and the FrontLine Bank Credit Facility, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value at March 31, 2002 (in thousands, except rates).


                            For the Year Ending December 31,
                            --------------------------------
                      2002     2003    2004  2005   2006 Thereafter  Total    Fair Value
                    -------  -------   ----  ----   ----  ------     ------   ------

Variable rate..     $25,000  $142,061   -     -      -      -        $167,061  $181,963
Average
interest rate..      8.47%   12.51%     -     -      -      -          11.91%        -



Equity Market Risk

FrontLine faces equity market risk in its ownership interests in its unconsolidated companies. During the fourth quarter of the year ended December 31, 2000 and the first quarter of 2001, FrontLine recognized impairment charges to reflect decreased valuations for certain of its investments as a result of unfavorable market conditions and other factors (see Note 4 to the accompanying consolidated financial statements for further discussion). As a result of such impairment charges, along with the recognition of FrontLine's equity in the net losses of certain ownership interests, the carrying value of FrontLine's ownership interests in and advances to unconsolidated companies, at March 31, 2002 was $13.2 million, approximately 5% of total assets, thereby mitigating FrontLine's future equity market risk related to these interests.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to the lawsuit captioned OmniOffices, Inc. et al. v. Joseph Kaidanow et al. set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. In connection with such litigation, on September 12, 2001, without holding oral argument, the Court denied Plaintiffs' motion for summary judgment, but granted the Defendants' cross-motion for summary judgment. Plaintiffs and the directors of old HQ filed a Notice of Appeal in October 2001. On February 15, 2002, the D.C. Circuit announced that oral argument was scheduled for January 16, 2003. In March 2002, the D.C. Circuit referred the appeal to its Appellate Mediation Program. On April 24, 2002, HQ filed notice that the action should be stayed according to the automatic stay provisions of the Bankruptcy Code.

Reference is made to the lawsuit captioned Joseph Kaidanow and Robert Arcoro v. CarrAmerica Realty Corporation, HQ Global Workplaces, Inc., Thomas A. Carr, Philip L. Hawkins, C. Ronald Blankenship, Oliver T. Carr, and Gary Kusin set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. In connection with such litigation, on March 8, 2002, Plaintiffs filed a motion for leave to amend their complaint to add, inter alia, a breach of warrant agreements claim against HQ and other claims against FrontLine. On March 15, 2002, HQ filed a notice of bankruptcy stay, stemming from its March 13, 2002 voluntary petition for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the District of Delaware. HQ informed the Court that the consolidated action should be stayed as to HQ pursuant to the automatic stay provisions of the Bankruptcy Code. FrontLine has filed a motion to stay the proceedings with respect to FrontLine.

On or about October 3, 2001, Burgess Services, LLC, Dominion Venture Group, LLC and certain affiliated parties commenced an action in Oklahoma State Court against Reckson Strategic Venture Partners, LLP ("RSVP"), Reckson Associates Realty Corp. ("Reckson"), and RAP-Dominion LLC, a joint venture through which RSVP and Reckson invested in a venture with certain of the plaintiffs. On April 10, 2002, the litigation was settled without liability on the part of the Company or the defendant. In connection with the settlement, the joint venture will be terminated. As a result of this settlement, the Company determined that no further impairment was necessary on its carrying value in its investment in Reckson Strategic.

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

Item 2.  Changes in Securities and Use of Proceeds - None

Item 3.  Defaults Upon Senior Securities

(i) HQ. HQ has received notice from the lenders under its senior credit agreement (the "Credit Agreement") that it is in default with respect to certain of its covenant and payment obligations under such agreement. On September 30, 2001, HQ elected not to make the principal amortization payment of $4.1 million due and payable under the Credit Agreement. On November 1, 2001, HQ entered into a forbearance agreement, effective as of October 1, 2001, with the lenders party to the Credit Agreement, wherein the lenders have agreed for a certain period of time to forbear from the enforcement of their remedies under the Credit Agreement with respect to HQ's default. For additional information regarding this matter, see "Note 5 -Notes Payable" to the Company's financial statements included elsewhere in this report, which note is incorporated by reference into this item.

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

(ii) FrontLine. The Company failed to repay the $25 million of principal and $0.2 million of interest due under the Company's $25 million secured credit facility, which matured on October 25, 2001. The Company is currently in negotiations to further extend the maturity of this facility. For additional information regarding this matter see "Note 5 - Notes Payable" to the Company's financial statements included elsewhere in this report, which note is incorporated by reference into this item. As a result of the Company's failure to pay the principal and interest under the senior facility when due, an event of default has occurred under the Company's credit facilities with Reckson Operating Partnership, L.P. For additional information regarding this matter, see "Note 11 - Transactions with Related Parties" to the Company's financial statements included elsewhere in this report, which note is incorporated by reference into this item.

On February 6, 2002, the Company elected not to make the dividend payment due on the Company's Series A Convertible Cumulative Preferred Stock in the aggregate amount of $0.6 million. As a result of the failure to make the dividend payment, dividends on the Series A Preferred Stock will accrue quarterly at the rate of 10.875%. If dividends are in arrears for more than two quarterly periods, the holders of the Series A Preferred Stock will be entitled to elect two additional members to the Company's Board of Directors. Dividends on the Company's

Series A Preferred Stock are cumulative, and therefore, all accrued and unpaid dividends on the Company's Series A Preferred Stock must be paid in full prior to commencing the payment of cash dividends on the Company's common stock.

Item 4.  Submission of Matters to a Vote of Securities Holders--None

Item 5.  Other Information--None

Item 6.  Exhibits and Reports on Form 8-K

(b) During the three months ended March 31, 2002, the Registrant filed the following reports:

On January 20, 2002, the Registrant filed a Current Report on Form 8-K to report that it had entered into a Second Amendment to its Forebearance Agreement with certain banks party to HQ's Senior Credit Agreement.

On February 22, 2002, the Registrant submitted a Current Report on Form 8-K under Item 5 thereof in order to report that the Registrant has been informed by the Nasdaq National Market that it was not in compliance with the Nasdaq's continued listing requirements.

On March 20, 2002, the Registrant submitted its Current Report on Form 8-K to report that the Registrant issued a press release announcing that HQ Global Workplaces, Inc. filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware and received a commitment for $30 million in debtor-in-possession financing.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               FRONTLINE CAPITAL GROUP

                               By:   \s\ Scott H. Rechler
                                     ---------------------
                                     Scott H. Rechler, President and Chief
                                     Executive Officer (Principal Executive
                                     Officer)


                               By:   \s\ James D. Burnham
                                     ---------------------
                                     James D. Burnham, Chief Financial Officer
                                     and Treasurer (Chief Accounting Officer)

Date:  May 15, 2002