Form 10-Q
period 2002-06-30
FRONTLINE CAPITAL GROUP
filed 2002-08-14
CIK 1052743

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


                  For the quarterly period ended June 30, 2002


                         Commission File Number: 0-30162


                             FRONTLINE CAPITAL GROUP
             (Exact name of registrant as specified in its charter)

                        Delaware                                                     11-3383642
--------------------------------------------------------------          ------------------------------------
(State or other jurisdiction of incorporation of organization)          (I.R.S. Employer Identification No.)


       405 Lexington Avenue, New York, NY                           10174
      ------------------------------------                          -----
     (Address of principal executive office)                      (Zip Code)


                                 (212) 931-8000
                                 --------------
               (Registrant's telephone number including area code)


                              -------------------


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes X No __, and (2) has been subject to such filings for the past 90 days, Yes X No __.


The registrant has only one class of common stock, issued at $.01 par value per share with 37,344,039 shares outstanding as of August 13, 2002.

================================================================================

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                                QUARTERLY REPORT
                    FOR THE THREE MONTHS ENDED JUNE 30, 2002


                                TABLE OF CONTENTS

INDEX                                                                                                   PAGE
------------------------------------------------------------------------------------------------------------
PART I.  FINANCIAL INFORMATION
------------------------------------------------------------------------------------------------------------
Item 1.             Financial Statements


                    Consolidated Balance Sheets as of June 30, 2002 (unaudited) and December
                    31, 2001....................................................................          3

                    Consolidated Statements of Operations for the three and six months ended
                    June 30, 2002 and 2001 (unaudited)..........................................          4

                    Consolidated Statements of Cash Flows for the six months ended June 30,
                    2002 and 2001 (unaudited)...................................................          5


                    Notes to the Consolidated Financial Statements (unaudited)..................          6


Item 2.             Management's Discussion and Analysis of Financial Condition and Results of
                    Operations..................................................................         30

Item 3.             Quantitative and Qualitative Disclosures about Market Risk..................         39
------------------------------------------------------------------------------------------------------------
PART II.  OTHER INFORMATION                                                                              40
------------------------------------------------------------------------------------------------------------
Item 1.             Legal Proceedings...........................................................         40
Item 2.             Changes in Securities and Use of Proceeds...................................         41
Item 3.             Defaults Upon Senior Securities.............................................         41
Item 4.             Submission of Matters to a Vote of Securities Holders.......................         42
Item 5.             Other Information...........................................................         42
Item 6.             Exhibits and Reports on Form 8-K............................................         42

------------------------------------------------------------------------------------------------------------
SIGNATURES AND OFFICER CERTIFICATIONS                                                                    43
------------------------------------------------------------------------------------------------------------

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                 JUNE 30,      DECEMBER 31,
                                                                                                   2002            2001
                                                                                               -----------     -----------
ASSETS:                                                                                        (UNAUDITED)
Current Assets:
     Cash and cash equivalents ...........................................................      $  27,992       $  18,139
     Restricted cash .....................................................................          1,834             878
     Accounts receivable, net of allowance for doubtful accounts of
       $3,032 at June 30, 2002 and $2,492 at December 31, 2001 ...........................          5,417           6,865
     Other current assets ................................................................          4,096           4,502
                                                                                                ---------       ---------
         Total Current Assets ............................................................         39,339          30,384
Ownership interests in and advances to unconsolidated companies ..........................         12,298          13,396
Intangible assets, net ...................................................................         15,620          16,820
Property and equipment, net ..............................................................        146,226         168,486
Deferred financing costs, net ............................................................         30,940          40,274
Net assets from discontinued operations ..................................................             --           5,500
Other assets, net ........................................................................          7,603           5,908
                                                                                                ---------       ---------
         Total Assets ....................................................................      $ 252,026       $ 280,768
                                                                                                =========       =========

LIABILITIES AND SHAREHOLDERS' DEFICIENCY:
Current Liabilities:
     Liabilities subject to compromise:
        Accounts payable and accrued expenses ............................................      $  58,311       $  39,087
        Accrued restructuring costs ......................................................         50,770          49,674
        Unsecured debt ...................................................................        125,000         125,000
        Credit facilities with related parties ...........................................        189,464         176,909
        Notes payable ....................................................................         25,000          25,000
        Other liabilities ................................................................          2,465           3,111
        Net liabilities from discontinued operations .....................................            919              --
                                                                                                ---------       ---------
         Total liabilities subject to compromise .........................................        451,929         418,781
     Liabilities not subject to compromise:
        Accounts payable and accrued expenses ............................................         30,504          21,089
        Accrued reorganization costs .....................................................          5,135              --
        Accrued restructuring costs ......................................................             --           1,893
        Secured debt .....................................................................        224,265         216,506
        Deferred rent payable ............................................................         50,418          52,448
        Other liabilities ................................................................         34,910          41,526
                                                                                                ---------       ---------
         Total liabilities not subject to compromise .....................................        345,232         333,462
                                                                                                ---------       ---------
         Total current liabilities .......................................................        797,161         752,243
     Other liabilities not subject to compromise .........................................          6,004           7,890
                                                                                                ---------       ---------
         Total Liabilities ...............................................................        803,165         760,133
                                                                                                ---------       ---------
Redeemable convertible preferred stock (aggregate liquidation preference
      $25,000 at June 30, 2002 and December 31, 2001) ....................................         26,065          25,325
Shareholders' Deficiency:
     8.875% convertible cumulative preferred stock, $.01 par value, 25,000,000
       shares authorized, 26,000 issued and outstanding ..................................             --              --
     Common stock, $.01 par value, 100,000,000 shares authorized, 37,344,039 shares issued
       and outstanding at June 30, 2002 and December 31, 2001, respectively ..............            373             373
     Additional paid-in capital ..........................................................        399,373         400,793
     Accumulated deficit .................................................................       (976,950)       (905,856)
                                                                                                ---------       ---------
         Total Shareholders' Deficiency ..................................................       (577,204)       (504,690)
                                                                                                ---------       ---------
         Total Liabilities and Shareholders' Deficiency ..................................      $ 252,026       $ 280,768
                                                                                                =========       =========

          See accompanying notes to consolidated financial statements.

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                          THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                              JUNE 30,                        JUNE 30,
                                                                     ----------------------------    ---------------------------
                                                                         2002            2001            2002            2001
                                                                         ----            ----            ----            ----
HQ Operating Revenues:
   Workstation revenue ...........................................   $     54,278    $     81,481    $    111,790    $    170,547
   Support services ..............................................         29,265          41,670          60,211          89,955
                                                                     ------------    ------------    ------------    ------------
     Total HQ Operating Revenues .................................         83,543         123,151         172,001         260,502
                                                                     ------------    ------------    ------------    ------------
HQ Operating Expenses:
   Rent ..........................................................         48,010          55,425          97,165         110,370
   Support services ..............................................          9,165          14,189          19,851          30,625
   Center general and administrative .............................         17,269          31,410          36,152          60,022
   General and administrative ....................................          9,549          16,814          20,516          32,455
   Depreciation and amortization .................................         10,614          18,241          21,313          36,150
                                                                     ------------    ------------    ------------    ------------
     Total HQ Operating Expenses .................................         94,607         136,079         194,997         269,622
                                                                     ------------    ------------    ------------    ------------
     HQ operating loss ...........................................        (11,064)        (12,928)        (22,996)         (9,120)

HQ Other Expenses:
   Reorganization costs ..........................................         (4,387)             --         (14,239)             --
   Restructuring costs ...........................................         (7,154)        (11,325)         (7,154)        (11,325)
   Interest expense, net .........................................         (5,082)        (10,540)        (13,918)        (23,277)
                                                                     ------------    ------------    ------------    ------------
     HQ loss from continuing operations ..........................        (27,687)        (34,793)        (58,307)        (43,722)

Parent Expenses:
   General and administrative expenses ...........................           (444)           (744)           (959)         (2,607)
   Amortization of deferred charges ..............................             --            (941)             --          (2,274)
   Reorganization costs ..........................................           (135)             --            (135)             --
   Restructuring costs ...........................................            (50)         (4,563)           (305)         (7,208)
   Interest expense, net .........................................         (6,717)         (5,684)        (13,004)        (10,805)
                                                                     ------------    ------------    ------------    ------------
Loss from continuing operations before minority interest, provision for income taxes, and equity in net loss and impairment of
   unconsolidated company ........................................        (35,033)        (46,725)        (72,710)        (66,616)
Minority interest ................................................             --          10,511              --           8,979
Provision for income taxes .......................................             --            (950)             --            (950)
Equity in net loss and impairment of unconsolidated companies ....         (1,047)         (1,416)         (1,335)        (11,374)
                                                                     ------------    ------------    ------------    ------------
     Loss before discontinued operations .........................        (36,080)        (38,580)        (74,045)        (69,961)
Income (loss) from discontinued operations .......................          2,879            (492)          2,951             673
                                                                     ------------    ------------    ------------    ------------
     Net loss ....................................................        (33,201)        (39,072)        (71,094)        (69,288)
Dividends on and accretion of preferred stock ....................           (721)           (937)         (1,420)         (3,929)
                                                                     ------------    ------------    ------------    ------------
     Net loss applicable to common shareholders ..................   $    (33,922)   $    (40,009)   $    (72,514)   $    (73,217)
                                                                     ============    ============    ============    ============
Basic and diluted net loss per weighted average
 common share ....................................................   $      (0.91)   $      (1.08)   $      (1.94)   $      (1.99)
                                                                     ============    ============    ============    ============
Basic and diluted weighted average common shares
 outstanding .....................................................     37,344,039      36,876,113      37,344,039      36,813,280
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

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                        SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                   -------------------------
                                                                                     2002             2001
                                                                                     ----             ----
Cash Flows from Operating Activities:
   Loss from continuing operations ........................................        $(74,045)        $(69,961)
   Adjustments to reconcile loss from continuing operations to cash used in continuing operating activities:
       Depreciation and amortization ......................................          21,313           36,150
       Amortization of deferred financing costs ...........................           9,695            3,073
       Equity in net loss and impairment of unconsolidated companies ......           1,335           11,374
       Realized gain on sale of short-term investments ....................              --             (466)
       Minority interest ..................................................              --           (8,979)
       Stock and related compensation .....................................              67            3,125
       Non-cash restructuring costs .......................................              66              720
       Changes in operating assets and liabilities:
         Accounts receivable, net .........................................           1,449           17,438
         Other assets .....................................................          (2,831)           3,587
         Deferred rent payable ............................................           1,726            3,622
         Accounts payable and accrued expenses ............................          27,827           (9,260)
         Accrued restructuring costs ......................................            (797)              --
         Accrued reorganization costs .....................................           5,135               --
         Other liabilities ................................................           4,025            5,187
                                                                                   --------         --------
           Net cash used in continuing operating activities ...............          (5,035)          (4,390)

             Net cash provided by (used in) discontinued operations .......          (5,924)           2,215
                                                                                   --------         --------
             Net cash used in operating activities ........................         (10,959)          (2,175)
                                                                                   --------         --------
Cash Flows from Investing Activities:
   Acquisitions of officing solutions centers .............................              --             (127)
   Equipment ..............................................................          (1,605)         (24,193)
   Restricted cash ........................................................            (956)           4,299
   Proceeds from sale of short-term investments ...........................           1,010           20,918
   Acquisition of ownership interests and advances to unconsolidated
     Companies ............................................................             (67)          (8,518)
                                                                                   --------         --------
                Net cash used in continuing investing activities ..........          (1,618)          (7,621)

                Net cash provided by (used in) discontinued operations ....          15,292           (2,703)
                                                                                   --------         --------
                Net cash provided by (used in) investing activities .......          13,674          (10,324)
                                                                                   --------         --------
Cash Flows from Financing Activities:
   Issuance of preferred stock and redeemable preferred stock, net of costs              --           10,000
   Deferred financing costs ...............................................              --             (301)
   Net change in credit facilities with related parties ...................              --            6,493
   Capital leases .........................................................            (621)            (717)
   Net draws (repayments) of secured credit facility and notes payable ....           7,759          (17,182)
   Other, net .............................................................              --              426
                                                                                   --------         --------
           Net cash provided by (used in) financing activities ............           7,138           (1,281)
                                                                                   --------         --------
Cash and Cash Equivalents:
   Net increase (decrease) ................................................           9,853          (13,780)
   Beginning of period ....................................................          18,139           19,665
                                                                                   --------         --------
   End of period ..........................................................        $ 27,992         $  5,885
                                                                                   ========         ========

          See accompanying notes to consolidated financial statements.

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)


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

FRONTLINE BANKRUPTCY

On June 12, 2002, Frontline filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). The Company remains in possession of its assets and properties, and continues to operate its business and manage its property as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the United States Bankruptcy Code.

The Company anticipates proposing a plan of reorganization in accordance with the federal bankruptcy laws as administered by the Bankruptcy Court. Confirmation of a plan of reorganization could materially change the amounts currently recorded in the financial statements. The financial statements do not give effect to any adjustment to the carrying value of assets, or amounts and classifications of liabilities that might be necessary as a consequence of this matter. The Company has the exclusive right to propose a plan of reorganization during the 120-day period following June 12, 2002, which may be extended by the Bankruptcy Court.

HQ GLOBAL BANKRUPTCY

On March 13, 2002, HQ Global and certain of its affiliates (collectively, the "Debtors") filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Court") and received a commitment for $30.0 million in debtor-in-possession financing (see Note 5). The Debtors will continue to operate their business and manage their properties as debtors-in-possession during the Chapter 11 proceeding. The Debtors have the exclusive right to propose a plan of reorganization until November 13, 2002, which period may be extended further by the Court. The debtors are obligated under their debtor-in-possession financing facility to file with the Court, no later than September 9, 2002, a plan of reorganization in a form acceptable to the "Requisite Lenders" under the facility.

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

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)


NOTES PAYABLE, CREDIT FACILITIES AND PREFERRED STOCK DEFAULTS

As of June 30, 2002, the Company has not paid certain principal and interest due on the FrontLine Bank Credit Facility and both the FrontLine Bank Credit Facility (see Note 5) and the Credit Facilities with Reckson Operating Partnership, L.P. ("Reckson") (see Note 1) are in default. Additionally, the Company did not pay the dividend that became payable on December 31, 2001 or any subsequent dividend for the Redeemable Preferred Stock, and is in default under that agreement (see Note 6).

The accompanying consolidated financial statements have been prepared on a going concern basis of accounting and do not reflect any adjustments that might result should the Company be unable to continue as a going concern. The Company's inability to repay or refinance its indebtedness when due, and pay dividends on its redeemable preferred stock, its recent losses from operations and the related Chapter 11 proceedings of FrontLine and HQ raise concern about its ability to continue as a going concern. The appropriateness of using the going concern basis is dependent upon, among other things (i) confirmation of plans of reorganization for FrontLine and HQ under the Bankruptcy Code, (ii) the ability to achieve profitable operations after such confirmations and (iii) the ability to generate sufficient cash from operations and through asset sales to meet its obligations.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (substantially consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

The accompanying unaudited financial statements have been presented in accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code ("SOP 90-7"). In accordance with SOP 90-7, no interest has been accrued on unsecured debt, no dividends on preferred stock have been accrued, unamortized premiums and debt issuance costs relating to unsecured debt have been expensed, costs relating to the bankruptcy proceeding and interest earned on accumulating cash resulting from the bankruptcy proceeding and interest earned on accumulating cash resulting from the bankruptcy proceeding have been reported as reorganization items in the accompanying statement of operations, and liabilities subject to compromise have been separately reported in the accompanying balance sheet.

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

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

RECEIVABLES

HQ licenses office space and provides support services to clients in various industries, ranging in size from small entrepreneurial entities to local offices of international corporations. HQ's facilities included in continuing operations are primarily located in the United States, which limits its exposure to certain economic risks based upon local economic conditions. HQ performs credit evaluations of its clients to the extent deemed necessary and generally requires approximately two months' charges as a service retainer. HQ records an allowance for doubtful accounts which reflects management's estimate of the risk of uncollectible accounts receivable.

PROPERTY AND EQUIPMENT

Property and equipment consists primarily of property and equipment owned by HQ, and is stated at cost less accumulated depreciation and amortization. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets which range from three to seven years. Leasehold improvements are amortized over the lesser of the term of the related lease or the estimated useful lives of the assets. As of June 30, 2002 and December 31, 2001, the related accumulated depreciation and amortization was $95.9 million and $77.6 million, respectively.

DEFERRED FINANCING COSTS

The Company amortizes deferred financing costs over the term of the related debt. As of June 30, 2002 and December 31, 2001, accumulated amortization was $17.8 million and $16.0 million, respectively. Amortization of deferred financing costs is included as a component of interest expense in the accompanying consolidated statement of operations.

IMPAIRMENTS OF OWNERSHIP INTERESTS AND ADVANCES TO UNCONSOLIDATED COMPANIES

The Company continually evaluates the carrying value of its ownership interests in and advances to each of its investments in unconsolidated companies for possible impairment based on achievement of business plan objectives and milestones, the value of each ownership interest in the unconsolidated company relative to carrying value, the financial condition and prospects of the company and other relevant factors. The fair value of the Company's ownership interests in and advances to privately held companies is generally determined based on the value at which independent third parties have invested or have committed to invest in the companies. The Company recorded a $25.7 million charge during the year ended December 31, 2000 to recognize impairment charges to reduce the carrying value of its investments in certain unconsolidated companies. In recognition of continuing difficult capital market conditions and operating performance of these ownership interests, the Company recorded an additional $32.9 million during the year ended December 31, 2001. Of the $32.9 million recorded, $20.0 million related to Reckson Strategic Venture Partners, LLC ("Reckson Strategic")(see Note 4 for further discussion). During the six months ended June 30, 2002, the Company determined that no additional impairment was necessary. These charges are included in "Equity in net loss and impairment of unconsolidated companies" in the accompanying Consolidated Statements of Operations.

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

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

Impairment charges are recorded as a permanent reduction in the carrying amount of the related asset. Based on the trend of operating losses as well as HQ's inability to remain in compliance with its debt arrangements, HQ determined that the carrying value of its intangible assets was impaired at September 30, 2001. Therefore, in the third quarter of 2001, the Company recognized an impairment charge of approximately $294.1 million, representing the amount by which the carrying amount of the intangible assets exceeded their estimated fair value. As a result of continuing operating losses, the Company further revised its projected cash flows during the fourth quarter of 2001, resulting in an additional impairment charge of $241.4 million. As of June 30, 2002, the Company determined that no additional impairment was necessary. Management believes that assumptions made in estimating fair values were reasonable, but actual fair values may differ significantly from these estimates.

RECENT PRONOUNCEMENTS

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

As a result of impairment charges recorded in the third and fourth quarters of 2001, the Company does not have any recorded goodwill or indefinite lives of intangible assets at June 30, 2002. Accordingly, adoption of FAS 142 did not have an impact on the Company's financial condition or results of operations. Intangible assets with a carrying value of approximately $16.8 million at December 31, 2001 will continue to be amortized.

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

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

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

INCOME TAXES

The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. This method also requires the recognition of future tax benefits such as net operating loss carry forwards, to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. The result a valuation allowance is recognized if it is more likely than not that some portion of the deferred asset will not be recognized. At June 30, 2002 and December 31, 2001, all of HQ and FrontLine Parent's deferred tax assets have been fully reserved due to the uncertainty as to whether these assets will provide benefit in future years.

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

There were no differences between net loss and comprehensive loss for the 2002 periods.

SEGMENT REPORTING

The segment information required by SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," relating to the HQ Segment and the Parent and Other Interests Segment is presented in Notes 3 and 4, respectively.

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

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

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company adopted the provisions of SFAS No. 133 ("SFAS 133") "Accounting for Derivatives and Hedging Activities," as amended, effective January 1, 2001. SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. HQ enters into contracts that establish a cap and a floor interest rate on notional amounts to hedge the interest rate risk on its floating-rate debt. The Company's policy is that it will not speculate in hedging activities. The adopting of FAS 133 as of January 2001 was not material to the Company's results of operations. There were no derivatives outstanding at June 30, 2002.

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

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

3.       INTEREST IN HQ GLOBAL AND PREDECESSOR ENTITIES

OVERVIEW

HQ is a provider of flexible officing solutions. HQ provides a complete outsourced office solution through furnished and equipped individual offices and multi-office suites available on short notice with flexible contracts. HQ also provides business support and information services, including telecommunications; broadband Internet access; mail room and reception services; high-speed copying, faxing and printing services; secretarial, desktop publishing and IT support services and various size conference facilities, with multi-media presentation and, in certain cases, video teleconferencing capabilities. HQ also provides similar services for those businesses and individuals that do not require offices on a full-time basis. As of June 30, 2002, HQ owned, operated, or franchised 357 business centers, which are included in continuing operations and are primarily located in the United States. There were 19 business centers operating at June 30, 2002 that were held for sale and included in discontinued operations or in the process of being closed. HQ's wholly-owned subsidiary is also the franchisor of 45 domestic and 33 international business centers for unrelated franchisees. Excluding franchised centers, HQ owned and operated 279 business centers as of June 30, 2002.

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

The costs of the HQ Merger have been allocated to the respective assets acquired and liabilities assumed, with the remainder recorded as goodwill, based on preliminary estimates of fair values as follows (in thousands):

         Working capital ...................................        $   7,840
         Property and equipment ............................          107,047
         Goodwill ..........................................          407,441
         Favorable acquired business center operating leases           25,690
         Other assets ......................................           32,504
         Other liabilities .................................          (45,080)
         Notes payable .....................................         (138,693)
                                                                    ---------
            Total ..........................................        $ 396,749
                                                                    =========

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

The estimates of fair value were determined by HQ Global's management based on information provided by the management of the acquired entities. The above purchase price allocation has been revised from the original allocation as estimated amounts have been finalized.

OWNERSHIP BY FRONTLINE

To facilitate HQ Global obtaining amendments to certain debt covenants, on June 29, 2001, FrontLine invested an additional $15.0 million into HQ Global via the acquisition of a new subordinated series of preferred stock and common stock warrants.

As of June 30, 2002, FrontLine's ownership interest was approximately 57% on a basic basis. Although FrontLine's percentage ownership may vary depending on the actual preferred stock conversion price, on a fully-diluted basis, assuming the outstanding preferred stock converted at the HQ Merger conversion price, and including certain warrants to purchase HQ Global stock, FrontLine would own approximately 38% of the common stock of HQ Global.

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

On June 24, 2002, HQ sold certain assets of the discontinued operations in the United Kingdom for cash proceeds of $15.5 million. Of this amount, $11.5 million was repatriated to the United States. This transaction resulted in a gain of $5.4 million, representing the excess of the proceeds over the previously estimated net realizable value of the assets. The gain of $5.4 million is included in income from discontinued operations for the three and six months ended June 30, 2002. There were no income taxes related to this transaction. Excluding this transaction, loss from discontinued operations was $2.5 million and $2.4 million for the three and six months ended June 31, 2002, respectively.


FINANCIAL STATEMENTS

The following statements present the portion of the Company's financial position, results of operations and cash flows represented by HQ Global and predecessor entities as of and for the periods indicated.

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

                       HQ GLOBAL AND PREDECESSOR ENTITIES
                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                           JUNE 30,         DECEMBER 31,
                                                                             2002               2001
                                                                           ---------        ------------
ASSETS:
Current Assets:
     Cash and cash equivalents ....................................        $  27,805         $  16,151
     Restricted cash ..............................................            1,834               878
     Accounts receivable, net of allowance for doubtful accounts of
       $3,032 at June 30, 2002 and $2,492 at December 31, 2001 ....            5,417             6,865
     Other current assets .........................................            4,096             4,141
                                                                           ---------         ---------
         Total Current Assets .....................................           39,152            28,035
Intangible assets, net ............................................           15,620            16,820
Property and equipment, net .......................................          146,226           168,486
Deferred financing costs, net .....................................           30,843            40,127
Net assets from discontinued operations ...........................               --             5,500
Other assets, net .................................................            5,033             4,130
                                                                           ---------         ---------
         Total Assets .............................................        $ 236,874         $ 263,098
                                                                           =========         =========

LIABILITIES AND NET BUSINESS UNIT DEFICIENCY:
Current Liabilities
     Liabilities subject to compromise:
     Accounts payable and accrued expenses ........................        $  53,012         $  39,087
     Accrued restructuring costs ..................................           50,770            49,674
     Unsecured debt ...............................................          125,000           125,000
     Other liabilities ............................................            2,465             3,111
     Net liabilities from discontinued operations .................              919                --
                                                                           ---------         ---------
         Total liabilities subject to compromise ..................          232,166           216,872
     Liabilities not subject to compromise:
     Accounts payable and accrued expenses ........................           30,422            17,053
     Accrued reorganization costs .................................            5,135                --
     Accrued restructuring costs ..................................               --             1,893
     Secured debt .................................................          224,265           216,506
     Deferred rent payable ........................................           50,418            52,448
     Other liabilities ............................................           34,910            41,526
                                                                           ---------         ---------
         Total liabilities not subject to compromise ..............          345,150           329,426
                                                                           ---------         ---------
         Total Current Liabilities ................................          577,316           546,298
Other liabilities not subject to compromise .......................            6,004             7,890
                                                                           ---------         ---------
         Total Liabilities ........................................          583,320           554,188
Net business unit deficiency ......................................         (346,446)         (291,090)
                                                                           ---------         ---------
         Total Liabilities and Net Business Unit Deficiency .......        $ 236,874         $ 263,098
                                                                           =========         =========

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

                       HQ GLOBAL AND PREDECESSOR ENTITIES
                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                            THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                  JUNE 30,                          JUNE 30,
                                                       -----------------------------    ------------------------------
                                                           2002             2001             2002             2001
                                                           ----             ----             ----             ----
HQ Operating Revenues:
   Workstation revenue ............................    $     54,278     $     81,481     $    111,790     $    170,547
   Support services ...............................          29,265           41,670           60,211           89,955
                                                       ------------     ------------     ------------     ------------
     Total HQ Operating Revenues ..................          83,543          123,151          172,001          260,502
                                                       ------------     ------------     ------------     ------------
HQ Operating Expenses:
   Rent ...........................................          48,010           55,425           97,165          110,370
   Support services ...............................           9,165           14,189           19,851           30,625
   Center general and administrative ..............          17,269           31,410           36,152           60,022
   General and administrative .....................           9,549           16,814           20,516           32,455
   Depreciation and amortization ..................          10,614           18,241           21,313           36,150
                                                       ------------     ------------     ------------     ------------
     Total HQ Operating Expenses ..................          94,607          136,079          194,997          269,622
                                                       ------------     ------------     ------------     ------------
     HQ operating loss.............................         (11,064)         (12,928)         (22,996)          (9,120)

HQ Other Expenses:
   Reorganization costs ...........................          (4,387)              --          (14,239)              --
   Restructuring costs ............................          (7,154)         (11,325)          (7,154)         (11,325)
   Interest expense, net ..........................          (5,082)         (10,540)         (13,918)         (23,277)
                                                       ------------     ------------     ------------     ------------
     Loss from continuing operations before
       minority interest and provision for income
       taxes ......................................         (27,687)         (34,793)         (58,307)         (43,722)
Minority interest .................................              --           10,511               --            8,979
Provision for income taxes ........................              --             (950)              --             (950)
                                                       ------------     ------------     ------------     ------------
Loss before discontinued operations ...............         (27,687)         (25,232)         (58,307)         (35,693)
Income (loss) from discontinued operations ........           2,879             (492)           2,951              673
                                                       ------------     ------------     ------------     ------------
     Net loss attributable to HQ ..................    $    (24,808)    $    (25,724)    $    (55,356)    $    (35,020)
                                                       ============     ============     ============     ============

Basic and diluted net loss attributable to HQ per
weighted average common share .....................    $      (0.66)    $      (0.70)    $      (1.48)    $      (0.95)
                                                       ============     ============     ============     ============
Basic and diluted weighted average common shares of
FrontLine Outstanding .............................      37,344,039       36,876,113       37,344,039       36,813,280
                                                       ============     ============     ============     ============

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

                            HQ GLOBAL AND PREDECESSOR
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                        SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                    -----------------------
                                                                                      2002           2001
                                                                                      ----           ----
Cash Flows from Operating Activities:
   Loss before discontinued operations attributable to HQ ....................      $(58,307)      $(35,693)
   Adjustments to reconcile net loss discontinued operations attributable to HQ to cash provided by continuing operating activities:
       Depreciation and amortization .........................................        21,313         36,150
       Amortization of deferred financing costs ..............................         9,645          2,486
       Minority interest .....................................................            --         (8,979)
       Stock and related compensation ........................................            67            311
       Changes in operating assets and liabilities:
         Accounts receivable, net ............................................         1,449         17,438
         Other assets ........................................................        (1,221)         2,180
         Deferred rent payable ...............................................         1,726          3,622
         Accounts payable and accrued expenses ...............................        27,229         (2,156)
         Accrued reorganization costs ........................................         5,135             --
         Accrued restructuring costs .........................................          (797)            --
         Other liabilities ...................................................        (8,530)        (4,820)
                                                                                    --------       --------
       Net cash provided by (used in) operating activities from continuing
        operations ...........................................................        (2,291)        10,539
         Net cash provided by (used in) discontinued operations ..............        (5,924)         2,215
                                                                                    --------       --------
         Net cash provided by (used in) operating activities .................        (8,215)        12,754
                                                                                    --------       --------

Cash Flows from Investing Activities:
   Equipment .................................................................        (1,605)       (24,193)
   Restricted cash ...........................................................          (956)         4,299
                                                                                    --------       --------
           Net cash used in continuing investing activities ..................        (2,561)       (19,894)
                Net cash provided by (used in) discontinued operations .......        15,292         (2,703)
                                                                                    --------       --------
                Net cash provided by (used in) investing activities ..........        12,731        (22,597)
                                                                                    --------       --------
Cash Flows from Financing Activities:
   Net proceeds (payments) from notes payable ................................         7,759        (17,182)
   Net proceeds from Parent ..................................................            --         15,000
   Capital leases ............................................................          (621)          (717)
                                                                                    --------       --------
           Net cash provided by (used in) financing activities ...............         7,138         (2,899)
                                                                                    --------       --------
Cash and Cash Equivalents:
   Net increase (decrease) ...................................................        11,654        (12,742)
   Beginning of period .......................................................        16,151         12,742
                                                                                    --------       --------
   End of period .............................................................      $ 27,805       $     --
                                                                                    ========       ========

Supplemental cash flow information:
    Cash paid for Chapter 11 proceeding reorganization costs .................      $ (2,941)      $     --
                                                                                    --------       --------

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

4.       OTHER OWNERSHIP INTERESTS


The Company's ownership interests in its investees are classified according to the applicable accounting method utilized at June 30, 2002 and December 31, 2001. The carrying value of equity method investments represents the Company's acquisition costs less any impairment charges and the Company's share of such investees' losses. The carrying value of cost method investments represents the Company's acquisition costs less any impairment charges in such investees. The Company's ownership interests in and advances to investees as of June 30, 2002, are as follows (in thousands):

                                      JUNE 30, 2002                 DECEMBER 31, 2001
                              -----------------------------    ----------------------------
                              CARRYING VALUE     COST BASIS    CARRYING VALUE    COST BASIS
                              --------------     ----------    --------------    ----------
Equity Method............       $  12,298         $ 158,671      $  13,396       $ 158,671
Cost Method..............              --            18,075             --          18,075
                                ---------                        ---------
                                $  12,298                        $  13,396
                                =========                        =========

The following details the Company's equity in net loss and impairment of unconsolidated companies (in thousands):

                                           THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                             --------------------------   -------------------------
                                               2002           2001           2002           2001
                                             --------       --------       --------       --------
Reckson Strategic Venture Partners, LLC      $ (1,047)      $ (1,350)      $ (1,335)      $ (2,357)
Aggregate impairment charges ............          --            (66)            --         (9,483)
Gain on sale of Intuit, Inc. stock ......          --             --             --            466
                                             --------       --------       --------       --------
   Equity in net loss and impairment of
     unconsolidated companies ...........    $ (1,047)      $ (1,416)      $ (1,335)      $(11,374)
                                             ========       ========       ========       ========



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

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

RECKSON STRATEGIC

Reckson Strategic Venture Partners, LLC ("Reckson Strategic") invests in operating companies with experienced management teams in real estate and real estate related market sectors which are in the early stages of their growth cycle or offer unique circumstances for attractive investments, as well as platforms for future growth.


Through RSVP Holdings, LLC ("Holdings"), the Company is a managing member and 100% owner of the common equity of Reckson Strategic. New World Realty, LLC, an entity owned by two individuals (the "RSVP Managing Directors") retained by Holdings, acts as a managing member of Holdings, and has a carried interest which provides for the RSVP Managing Directors to receive a share in the profits of Reckson Strategic after the Company, UBS Real Estate Securities, Inc. ("UBS Real Estate"), formerly Paine Webber Real Estate Securities, Inc., and Stratum Realty Fund, L.P. ("Stratum") have received certain minimum returns and a return of capital. UBS Real Estate and Stratum are non-managing members and preferred equity owners who have committed $150 million and $50 million, respectively, in capital and share in profits and losses of Reckson Strategic with the Company, subject to a maximum internal rate of return of 16% of invested capital. The carrying values of the Company's investment in Reckson Strategic, which is accounted for under the equity method, were $12.3 million and $13.4 million as of June 30, 2002 and December 31, 2001, respectively.

FINANCIAL STATEMENTS

The following statements present the portion of the Company's financial position, results of operations and cash flows represented by FrontLine Parent and other interests as of and for the periods indicated.

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

                      FRONTLINE PARENT AND OTHER INTERESTS
                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                   JUNE 30,      DECEMBER 31,
                                                                                     2002            2001
                                                                                     ----            ----
ASSETS:
Current Assets:
     Cash and cash equivalents .............................................      $     187       $   1,988
     Other current assets ..................................................             --             361
                                                                                  ---------       ---------
         Total Current Assets ..............................................            187           2,349
Ownership interests in and advances to unconsolidated companies ............         12,298          13,396
Deferred financing costs, net ..............................................             97             147
Other assets, net ..........................................................          2,570           1,778
                                                                                  ---------       ---------
         Total Assets ......................................................      $  15,152       $  17,670
                                                                                  =========       =========
LIABILITIES AND SHAREHOLDERS' DEFICIENCY:
Liabilities subject to compromise:
     Accounts payable and accrued expenses .................................      $   5,299       $   4,036
     Credit facilities with related parties ................................        189,464         176,909
     Notes payable .........................................................         25,000          25,000
     Negative ownership interest in HQ Global and predecessor entities .....        346,446         291,090
                                                                                  ---------       ---------
         Total Liabilities .................................................        566,209         497,035
                                                                                  ---------       ---------
Liabilities not subject to compromise:
       Accounts payable and accrued expenses ...............................             82              --
                                                                                  ---------       ---------
               Total Liabilities ...........................................        566,291         497,035
                                                                                  ---------       ---------
Redeemable convertible preferred stock .....................................         26,065          25,325
Shareholders' Deficiency:

     8.875% convertible cumulative preferred stock, $.01 par value,
       25,000,000 shares authorized, 26,000 issued and outstanding .........             --              --
     Common stock, $.01 par value, 100,000,000 shares authorized, 37,344,039 shares issued and outstanding at June 30, 2002
        and December 31, 2001, respectively ................................            373             373
     Additional paid-in capital ............................................        399,373         400,793
     Accumulated deficit ...................................................       (976,950)       (905,856)
                                                                                  ---------       ---------
         Total Shareholders' Deficiency ....................................       (577,204)       (504,690)
                                                                                  ---------       ---------
         Total Liabilities and Shareholders' Deficiency ....................      $  15,152       $  17,670
                                                                                  =========       =========

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

                      FRONTLINE PARENT AND OTHER INTERESTS
                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                 THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                       JUNE 30,                              JUNE 30,
                                                           -------------------------------       -------------------------------
                                                                   2002              2001             2002              2001
                                                                   ----              ----             ----              ----
Parent Expenses:
   General and administrative expenses ..............      $       (444)      $       (744)      $       (959)      $     (2,607)
   Amortization of deferred charges .................                --               (941)                --             (2,274)
   Reorganization costs .............................              (135)                --               (135)                --
   Restructuring costs ..............................               (50)            (4,563)              (305)            (7,208)
   Interest expense, net ............................            (6,717)            (5,684)           (13,004)           (10,805)
                                                           ------------       ------------       ------------       ------------

     Loss before equity in net loss and impairment of
       unconsolidated companies .....................            (7,346)           (11,932)           (14,403)           (22,894)

Equity in net loss and impairment of unconsolidated
companies ...........................................            (1,047)            (1,416)            (1,335)           (11,374)
                                                           ------------       ------------       ------------       ------------

     Net loss .......................................            (8,393)           (13,348)           (15,738)           (34,268)

Dividends on and accretion of preferred stock .......              (721)              (937)            (1,420)            (3,929)
                                                           ------------       ------------       ------------       ------------

     Net loss applicable to common shareholders
attributable to  Parent and Other Interests .........      $     (9,114)      $    (14,285)      $    (17,158)      $    (38,197)
                                                           ============       ============       ============       ============

Basic and diluted net loss attributable to Parent and
Other Interests per weighted average common share ...      $      (0.24)      $      (0.39)      $      (0.46)      $      (1.04)
                                                           ============       ============       ============       ============

Basic and diluted weighted average common shares of
FrontLine outstanding ...............................        37,344,039         36,876,113         37,344,039         36,813,280
                                                           ============       ============       ============       ============

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

                      FRONTLINE PARENT AND OTHER INTERESTS
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                         SIX MONTHS ENDED
                                                                                              JUNE 30,
                                                                                      ------------------------
                                                                                        2002           2001
                                                                                        ----           ----
Cash Flows from Operating Activities:
   Net loss ....................................................................      $(15,738)      $(34,268)
   Adjustments to reconcile net loss to cash used in operating activities
       Amortization of deferred financing costs ................................            50            587
       Equity in net loss of unconsolidated companies ..........................         1,335         11,374
       Realized gain on sale of short-term investments .........................            --           (466)
       Stock and related compensation ..........................................            --          2,814
       Non-cash restructuring costs ............................................            66            720
       Changes in operating assets and liabilities:
         Other assets ..........................................................        (1,610)         1,407
         Accounts payable and accrued expenses .................................           598         (7,104)
         Other liabilities .....................................................        12,555         10,007
                                                                                      --------       --------
           Net cash used in operating activities ...............................        (2,744)       (14,929)
                                                                                      --------       --------
Cash Flows from Investing Activities:
   Acquisitions of officing solutions centers ..................................            --        (15,127)
   Proceeds from sale of short-term investments ................................         1,010         20,918
   Acquisition of ownership interests and advances to unconsolidated companies .           (67)        (8,518)
                                                                                      --------       --------
           Net cash provided by (used in) investing activities .................           943         (2,727)
                                                                                      --------       --------
Cash Flows from Financing Activities:
   Issuance of preferred and redeemable preferred stock, net of costs ..........            --         10,000
   Deferred financing costs ....................................................            --           (301)
   Net change from credit facilities with related parties ......................            --          6,493
   Other .......................................................................            --            426
                                                                                      --------       --------
           Net cash provided by financing activities ...........................            --         16,618
                                                                                      --------       --------
Cash and Cash Equivalents:
   Net decrease ................................................................        (1,801)        (1,038)
   Beginning of period .........................................................         1,988          6,923
                                                                                      --------       --------
   End of period ...............................................................      $    187       $  5,885
                                                                                      ========       ========

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

5.       NOTES PAYABLE


HQ DEBTOR-IN-POSSESSION FACILITY

In connection with HQ's bankruptcy filing (See Note 1), HQ received a commitment for a $30.0 million facility, with borrowings permitted for up to nine months in accordance with certain operating and liquidity covenants. Any borrowings, of which there have been none, will incur interest at prime plus 3%.

HQ CREDIT FACILITY

HQ has a credit facility (the "HQ Credit Facility") with certain lending institutions, which, as amended and restated as of June 29, 2001, provides for borrowings of up to $219.4 million under four term loans (the "Term Loans") and for borrowings or letters of credit of up to an additional $55.6 million under two revolving loan commitments (the "Revolver Loans"). Availabilities under the Revolver Loans are formula based. As of June 30, 2002, there was $188.7 million in outstanding borrowings under the Term Loans and $35.6 million in borrowings outstanding under the Revolver Loans. As of June 30, 2002, HQ had letters of credit outstanding in the aggregate amount of $23.1 million for landlord security deposits. Such letters of credit are collateralized by $0.8 million in cash and $19.9 million of Revolver Loans.

The Term Loans are repayable in various quarterly installments through November 2005. Additional annual principal payments of 75% of excess cash flow as defined are required. Pursuant to such requirement, HQ made an accelerated principal payment of $15.1 million during the six-month period ended June 30, 2001, based on cash flows for the year ended December 31, 2000. Any outstanding borrowings under the two Revolver Loans are due on November 6, 2003 and May 31, 2005, respectively. Borrowings under the HQ Credit Facility bear interest ranging from LIBOR (one-month LIBOR was approximately 1.84% at June 30, 2002) plus 3.25% to 4.0% for one, three or nine-month periods at the election of HQ or prime (4.75% at June 30, 2002) plus 2.25% to 3.00%. The weighted average interest rate on borrowings under the Term Loans and the Revolver Loans at June 30, 2002, were approximately 5.9% and 6.0%, respectively. HQ pays a commitment fee of 1/2 of 1.0% per annum on the unused portion of the HQ Credit Facility.

HQ's lending institutions have an assignment of leases and rents associated with HQ's business centers and certain preferred security interests to collateralize the borrowings under the HQ Credit Facility.

The stated maturities of borrowings outstanding under the HQ Credit Facility subsequent to June 30, 2002 are as follows (in thousands):

                     TWELVE MONTHS ENDED
                           JUNE 30,                             AMOUNT
                  ---------------------------                  --------
                  2003 and arrears...........                  $ 43,572
                  2004.......................                    51,262
                  2005.......................                    65,561
                  2006.......................                    63,870
                                                               --------
                  Total......................                  $224,265
                                                               ========

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

MEZZANINE LOAN

On May 31, 2000, HQ entered into a Senior Subordinated Credit Facility (the "Bridge Loan") in the amount of $125.0 million. The Bridge Loan carried an interest rate of LIBOR plus 6.5% and was to mature on May 31, 2007. On August 11, 2000, HQ replaced the Bridge Loan with a $125.0 million Note and Warrant Purchase Agreement (the "Mezzanine Loan"). The Mezzanine Loan bears interest at 13.5% per annum and matures on May 31, 2007. The entire balance was outstanding at June 30, 2002 and December 31, 2001.

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

In addition to not complying with certain financial covenants, in September 2001, HQ defaulted on its principle payments due under the HQ Credit Facility and, in February 2002, commenced defaulting on interest payments. As a result of entering into forbearance agreements, additional borrowings under the HQ Credit Facility were permitted from September 30, 2001 to February 14, 2002. Due to these defaults, outstanding borrowings are reflected as a current liability as of June 30, 2002 and December 31, 2001.

HQ also defaulted on the September 30, 2001 interest payment on the Mezzanine Loan but did enter into a forbearance agreement that expired February 14, 2002. As a result of this default and non-compliance with financial covenants, the Mezzanine Loan has been classified as a current liability as of June 30, 2002 and December 31, 2001.

FRONTLINE BANK CREDIT FACILITY

On September 11, 2000, FrontLine entered into a $25.0 million line of credit agreement (the "FrontLine Bank Credit Facility"). Borrowings under the FrontLine Bank Credit Facility are secured by a 20.51% common ownership interest in shares of HQ Global and bear interest, at the election of FrontLine, at the Prime rate plus 5%. Any outstanding borrowings under the FrontLine Bank Credit Facility were originally due on March 11, 2001. In January 2001, FrontLine exercised its option to extend the maturity date until June 11, 2001. In May 2001, the Company further extended the maturity date to September 11, 2001. In September 2001, the Company further extended the maturity date to October 25, 2001. Since the entire outstanding balance of $25.0 million and accrued interest was not repaid at this time, FrontLine became in default. Such amount is classified as current in the accompanying Consolidated Balance Sheet. The weighted average interest rate of the outstanding borrowings at such date was 7.66%. The carrying value of FrontLine's borrowings under the FrontLine Bank Credit Facility approximates its fair value as of June 30, 2002.

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

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

The Preferred Equity Facility is comprised of a series of redeemable convertible preferred securities (the "Series B Preferred Stock"). The holders have consent rights for certain significant transactions, including the incurrence of additional debt by the Company or HQ, the issuance of equity securities senior to, or on a parity with, the Series B Preferred Stock or the issuance by HQ of preferred stock. These securities also contain certain covenants relating to HQ. In addition, the securities include a redemption premium of 27.5%. Since the securities were not redeemed prior to December 13, 2001, the securities (including the amount of the redemption premium) have become convertible at the holder's option into FrontLine common stock at the initial rate of $13.3875 per share, the preferred stock has become a voting security on an "as-converted" basis, and quarterly dividends have become payable from the date of initial issuance at the annual rate of 9.25%. Securities have a mandatory redemption requirement at a 27.5% premium, which has been triggered as a result of uncured events of default. Accordingly, the securities are classified as "Redeemable convertible preferred stock" in the accompanying consolidated balance sheet at June 30, 2002.

The initial net proceeds of the securities are being accreted to the mandatory redemption price of 127.5% of face value over the five-year period through the mandatory redemption date.

At June 30, 2002, the Company did not pay the dividend that was payable at that time and accordingly is in default. The Company is in arrears with regard to the payment of dividends on its Series A and Series B Preferred Stock.

7.       SHAREHOLDERS' EQUITY

During the three months ended March 31, 2000, the Company completed preferred stock offerings of 26,000 shares of 8.875% Convertible Cumulative Preferred Stock (the "Series A Preferred Stock") at a price of $1,000 per share with net proceeds of $24.6 million. These shares are convertible into the Company's common stock at a price of $70.48. The Company did not declare or pay the quarterly dividend due on these shares commencing with the payment that was due on November 6, 2001. Accordingly, future dividends will accrue at a higher rate of 10.875%. Since dividend distributions are in arrears for more than two quarterly periods, then the holders of such shares are entitled to elect two additional members to the Company's Board of Directors.

In connection with the HQ Merger, the Company entered into a stockholders agreement (the "HQ Stockholders Agreement") with certain of the stockholders of HQ Global which provide them with rights to put up to approximately 3.1 million shares of HQ Global (the "HQ Shares") to the Company during the two years subsequent to the HQ Merger if HQ Global did not complete an initial public offering of its shares. On February 25, 2002, such stockholders irrevocably waived their Put Rights.

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

8.       LONG-TERM INCENTIVE PLAN

In March 2000, the Compensation Committee of the Board of Directors adopted a long-term incentive plan (the "LTIP"). The terms of the LTIP are described in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. In April 2000, FrontLine paid advances aggregating $2.8 million on future payments under the long-term incentive plan to its four executive officers at that date. During the three months ended September 30, 2001, $1.8 million of these advances were forgiven as a result of the termination of three of these executives. Including related income tax accruals, the resulting expenses relating to the forgiveness of the advances to these three executives was $2.8 million in the twelve months ended December 31, 2001, respectively.

The Company is continuing to amortize the remaining $1.0 million and related tax payments through April 2007, the end of the required service period, for the remaining executive officer who is still Write off of employed with the Company. During the three and six months ended June 30, 2002, $0.1 million and s $0.1 million, respectively, of amortization related to the LTIP was recorded.

9.       REORGANIZATION COSTS

HQ

In the first quarter of 2002, HQ recorded $3.7 million of professional costs associated with the Chapter 11 proceeding and a $6.2 million non-cash charge associated with the write-off of deferred financing costs associated with the Mezzanine Loan.

In the second quarter of 2002, HQ recorded $4.4 million of professional costs associated with the Chapter 11 proceeding.

The following table summarizes the accrued charges related to reorganization (in thousands):

                                             WRITE OFF
                                                 OF
                                              DEFERRED
                                             FINANCING
                              PROFESSIONAL     COSTS
                                  COST        NON-CASH       TOTAL
                              ------------   ---------      -------
First quarter 2002 charge         3,689         6,163         9,852
Non-cash reduction                   --        (6,163)       (6,163)
Second quarter 2002 charge        4,387            --         4,387
Cash expenditures                (2,941)           --        (2,941)
                                -------       -------       -------
Balance at June 30,2002         $ 5,135       $    --       $ 5,135
                                =======       =======       =======

FRONTLINE

FrontLine has incurred approximately $0.1 million of reorganization costs, all of which were paid previous to June 30, 2002.

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

10.      RESTRUCTURING

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

In the fourth quarter of 2001, HQ expanded its restructuring program to include the closure of additional business centers resulting in an additional restructuring charge of $49.4 million consisting primarily of HQ's estimate of the future lease payments it will be required to make following closure of these centers. Restructuring costs also include $5.7 million of professional costs associated with this restructuring and HQ's Chapter 11 proceeding (See
Note 1).

In the second quarter of 2002, HQ recorded a restructuring charge of $7.2 million related to additional planned center closures.

During the six months ended June 30, 2002, various landlords drew down $4.8 million of Letters of credit, which reduced the estimated liability related to center closures. Also, $0.4 million in cash was paid to reduce the estimated liability related to center closures.

The following table summarizes the accrued charges related to restructuring (in thousands):

                                                    Lease      Professional
                                   Severance        Costs         Costs          Total
                                   ---------      --------     ------------     --------
Balances at December 31, 2001      $  2,695       $ 46,979       $  1,893       $ 51,567
Second quarter 2002 charge               --          7,154             --          7,154
Cash expenditures                      (883)        (5,175)        (1,893)        (7,951)
                                   --------       --------       --------       --------
Balance at June 30, 2002           $  1,812       $ 48,958       $     --       $ 50,770
                                   ========       ========       ========       ========

The total restructuring program is expected to result in a net reduction of approximately 411 employees. At June 30, 2002, the program had resulted in a reduction of 402 employees. Severance costs are expected to be paid in 2002, while the lease costs are expected to be paid in 2002 and future years.

FRONTLINE

On October 18, 2000, FrontLine announced a restructuring of its strategic plan. In connection with the Restructuring, FrontLine terminated approximately 90% of its headquarters personnel, which has occurred during a transition period through the first quarter of 2002. As a result of this Restructuring, FrontLine has recognized cash and non-cash restructuring charges of $0.1 and $0.3 million during the three-month and six-month periods ended June 30, 2002, respectively.

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

The restructuring costs recognized during 2002 consist principally of $0.3 million of professional fees and other expenses.

11.      TRANSACTIONS WITH RELATED PARTIES


HQ believes that the terms and pricing of each of the following transactions with related parties are similar to those negotiated at arms length. Certain officers and members of HQ's Board of Directors are also officers and/or on the board of directors of FrontLine, Reckson Associates Realty Corp. ("Reckson Associates"), Equity Office Properties ("EOP") or CarrAmerica.

HQ is a tenant under several leases with Reckson Associates and affiliates. For the six months ended June 30, 2002, HQ made payments of $1.5 million for rent, construction and other charges under such leases.

HQ is a tenant under several leases with EOP and affiliates of EOP, which are affiliated with EOP Operating Limited Partnership, a purchaser of HQ's Series A Preferred Stock in conjunction with the HQ Merger. For the six months ended June 30, 2002, HQ made payments of $7.6 million for rent and other charges under such leases.

HQ is a tenant under several leases with CarrAmerica and affiliates of CarrAmerica, who received shares of HQ's Voting Common Stock and Nonvoting Common Stock in conjunction with the HQ Merger. For the six months ended June 30, 2002, HQ made payments of $1.5 million for rent and other charges under such leases.

FRONTLINE

The Company has a credit facility with Reckson Operating Partnership, L.P. ("Reckson") in the amount of $100 million (the "FrontLine Facility"). Reckson has advanced the Company $93.4 million at June 30, 2002 under the FrontLine Facility.

Additionally, Reckson Strategic has a $100 million commitment from Reckson to fund its investment activities (the "Reckson Strategic Facility"). Draws on the Reckson Strategic Facility occur either in the form of loans to FrontLine (the "Reckson Strategic Facility" and, collectively with the FrontLine Facility, the "Credit Facilities") under terms similar to the FrontLine Facility or whereby Reckson makes direct investments with Reckson Strategic in joint ventures. As of June 30, 2002, Reckson has advanced FrontLine $49.3 million under the Reckson Strategic Facility. The aggregate principal amount outstanding and due Reckson at December 31, 2001 under both credit facilities was $142.7 million. Interest accrued on these facilities at June 30, 2002, was $46.7 million. Both of the FrontLine and Reckson Strategic Facilities expire in June 2003. Currently, the Company has an outstanding letter of credit in the amount of $0.2 million.

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

On March 28, 2001, the Company's Board of Directors approved amendments to the Credit Facilities pursuant to which (i) interest is payable only at maturity and
(ii) Reckson may transfer all or any portion of its rights or obligations under the Credit Facilities to its affiliates. In addition, the Reckson Strategic Facility was amended to increase the amount available thereunder to up to $110 million. Reckson has advanced approximately $59.8 million under the Reckson Strategic Facility to fund additional Reckson Strategic-controlled joint ventures through June 30, 2002. There is no remaining availability under the Credit Facilities. At June 30, 2002, as a result of the Company's failure to pay the principal and interest due upon maturity on the FrontLine Bank Credit Facility, an event of default has occurred upon the Credit Facilities with Reckson. As a result of the default under the Credit Facilities, interest borrowings currently bear interest at 14.62% per annum.

The Company is entitled to a cumulative annual management fee of $2 million with respect to Reckson Strategic, of which $1.5 million is subordinate to UBS Real Estate receiving an annual minimum rate of return of 16% and a return of its capital. The non-subordinated portion of the fee for each of the three months ended March 31, 2002 and 2001 was $0.1 million and each of the six months ended June 30, 2002 and 2001 was $0.2 million.

12.      CONTINGENCIES

Reference is made to the lawsuit captioned OmniOffices, Inc. et al. v. Joseph Kaidanow et al. set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. In connection with such litigation, on September 12, 2001, without holding oral argument, the Court denied Plaintiffs' motion for summary judgment, but granted the Defendants' cross-motion for summary judgment. Plaintiffs and the directors of old HQ filed a Notice of Appeal in October 2001. On February 15, 2002, the D.C. Circuit announced that oral argument was scheduled for January 16, 2003. In March 2002, the D.C. Circuit referred the appeal to its Appellate Mediation Program. On April 24, 2002, HQ filed a notice of bankruptcy stay in respect of its March 13, 2002 Chapter 11 filing. HQ informed the D.C. Circuit that the appeal was stayed as to HQ pursuant to the automatic stay provisions of the U.S. Bankruptcy Code.

Reference is made to the lawsuit captioned Joseph Kaidanow and Robert Arcoro v. CarrAmerica Realty Corporation, HQ Global Workplaces, Inc., Thomas A. Carr, Philip L. Hawkins, C. Ronald Blankenship, Oliver T. Carr, and Gary Kusin set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. In connection with such litigation, on March 8, 2002, Plaintiffs filed a motion for leave to amend their complaint to add, inter alia, a breach of warrant agreements claim against HQ and other claims against FrontLine. On March 15, 2002, HQ filed a notice of bankruptcy stay, stemming from its March 13, 2002 voluntary petition for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the District of Delaware (the "Delaware Bankruptcy Court"). HQ informed the Court that the consolidated action was stayed as to HQ pursuant to the automatic stay provisions of the Bankruptcy Code. Co-defendent CarrAmerica Realty Corporation filed a motion requesting that, in light of HQ's bankruptcy, the consolidated motion be stayed as to all defendants. At a status conference held on March 25, 2002, the Vice Chancellor ordered the parties to work out a scheduling order for the briefing of the motion regarding the stay of the proceedings. A hearing on this motion is scheduled for September 9, 2002. The former director co-defendants in the consolidated action separately filed an adversary proceeding in the Delaware Bankruptcy Court seeking to stay the consolidated action as to the former directors. After a hearing on June 25, 2002, the Delaware Bankruptcy Court denied the requested relief.

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

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

In April 2000, the Company entered into an office lease which expires in December, 2010. In January, 2001, the Company assigned the lease to HQ. The lease assignment did not relieve the Company of its payment obligations under the terms of its lease. On March 13, 2002, HQ commenced its bankruptcy cases by filing voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. On or about April 22, 2002, the landlord filed a Motion For Order Compelling Debtor HQ Global Workplaces, Inc. To Elect Whether To Assume Or Reject Unexpired Leases Of Non-Residential Real Property and Granting It Other Related Relief. On or about May 8, 2002, HQ filed an objection to the motion. Pursuant to an order dated April 9, 2002, the bankruptcy court in HQ's bankruptcy cases approved the debtors' rejection of the leases with the landlord. The debtors and landlord subsequently entered into a stipulation and agreed order resolving the landlord's motion, which was approved by the bankruptcy court on June 10, 2002. The landlord may seek to recover any further damages from FrontLine. The schedules, as amended, filed in FrontLine's bankruptcy case indicate that the landlord may hold a general, unsecured, non-priority claim against the Company for an unknown amount. This claim is scheduled as contingent, unliquidated and disputed. By order dated July 29, 2002, September 30, 2002 was established as the deadline for filing general claims in FrontLine's bankruptcy case.

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

In conjunction with the Restructuring, FrontLine re-evaluated the carrying values of its investments and recorded aggregate impairment charges of $57.7 million through the year ended December 31, 2001 in order to reduce the carrying value of these investments to fair value. No subsequent impairment charges have been recorded.

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

HQ

All of FrontLine's operating revenues and operating expenses for the three and six months ended June 30, 2002 and 2001 were attributable to HQ. The following is a discussion of HQ's results of operations for such periods.

RESULTS OF CONTINUING OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 AND 2001

Revenues. Total business center revenues for the three-month period ended June 30, 2002 were $83.5 million, representing a decrease in 2002 of $39.7 million, or 32.2%, compared to 2001.

Business centers with three months of activity for both periods under comparison ("Same Centers") had revenues for the three-month period ended June 30, 2002 and 2001 of $82.4 million and $107.3 million, respectively, representing a decrease in 2002 of $24.9 million, or 23.2%, compared with 2001. The decrease in revenues in 2002 is attributable to a general decline in business performance. Reflective of the challenging macro-economic environment experienced throughout 2001 and into 2002, business centers experienced reduced demand and downward pricing pressure.

Business centers that were closed subsequent to April 1, 2001 ("Closed Centers") had revenues for the three-month period ended June 30, 2002 and 2001 of $1.1 million and $15.9 million, respectively. Subsequent to April 1, 2001, the Company has ceased operations in approximately 75 business centers.

Expenses. Total business center expenses for the three-month period ended June 30, 2002 were $74.4 million, representing a decrease of $26.6 million, or 26.3%, from the three-month period ended June 30, 2001.

Business centers with three months of activity for both periods under comparison ("Same Centers") had expenses for the three-month period ended June 30, 2002 and 2001 of $72.6 million and $83.1 million, respectively, representing a decrease in 2002 of $10.5 million, or 12.6%, compared with 2001. The decrease is attributable to reduced bad debt expense, center general and administrative costs, as well as lower technology and business service expenses associated with the decline in related revenue, offset by certain normal lease increases.

Business centers that were closed subsequent to April 1, 2001 ("Closed Centers") had expenses for the three-month period ended June 30, 2002 and 2001 of $1.8 million and $17.9 million, respectively.

Business Center Operating Income ("BCOI"). For the three-month period ended June 30, 2002, BCOI was $9.1 million as compared with $22.1 million for three-month period ended June 30, 2001. The BCOI as a percentage of total revenues ("BCOI Margin") was 10.9% for the period ended June 30, 2002 as compared to 18.0% for 2001. The decrease in BCOI Margin is primarily attributable to lower revenues.

Same Center BCOI was $9.8 million and $24.2 million for the three-month periods ended June 30, 2002 and 2001, respectively, representing a decrease in 2002 of $14.4 million from 2001. The BCOI Margin from Same Centers for the three-month period ended June 30, 2002 was 11.9% as compared with 22.6% in the corresponding period in 2001.

Closed Center BCOI was negative $0.7 million and negative $2.1 million for the three-month periods ended June 30, 2002 and 2001, respectively.

Corporate General and Administrative Expenses. For the three- month periods ended June 30, 2002 and 2001, corporate general and administrative expenses were $9.5 million and $16.8 million, respectively. The three months ended June 30, 2001, contains $2.6 million of non-recurring expenses, consisting of costs associated with an abandoned merger and obtaining amendments to debt covenants. Excluding these charges, such expenses were 11.3% and 11.5%, respectively, of total revenue.

Reorganization Charges. For the three-month periods ended June 30, 2002 and 2001, reorganization charges associated with HQ's bankruptcy filing were $4.4 million and zero, respectively. For the period ended June 30, 2002, reorganization charges consisted of professional fees.

Restructuring Charges. For the three months ended June 30, 2002 and 2001, restructuring charges were $7.2 million and $11.3 million, respectively. For the periods ended June 30, 2002 and 2001, restructuring charges consist of center closure and employee severance costs.

Depreciation and Amortization. For the three-month periods ended June 30, 2002 and 2001, depreciation and amortization expenses were $10.6 million and $18.2 million, respectively. The decrease in depreciation and amortization is attributable to the reduced carrying value of intangible and fixed assets due to impairment charges recorded in the second half of fiscal 2001.

Interest Expense. For the three-month periods ended June 30, 2002 and 2001, net interest expense was $5.1 million and $10.5 million, respectively. The decrease in interest expense is due to ceasing to accrue interest on the Mezzanine Loan after March 13, 2002, the date of HQ's bankruptcy filing, and lower interest rates.

Minority Interest. Minority interest was allocated income for the three-month period ended June 30, 2001 of $10.5 million. Subsequently, minority interest was eliminated due to the losses HQ incurred.

DISCONTINUED OPERATIONS

Income From Discontinued Operations. For the three-month period ended June 30, 2002, income from discontinued operations was $2.9 million, as compared to a loss of $0.5 million for the three-month period ended June 30, 2001. The period ended June 30, 2002 includes a gain of $5.4 million, resulting from the sale of certain assets of the discontinued operation in the United Kingdom for an amount in excess of their previously estimated net realizable values. Excluding this gain, loss from discontinued operations was $2.5 million for the three month ended June 30, 2002.

RESULTS OF CONTINUING OPERATIONS

SIX MONTHS ENDED JUNE 30, 2002, COMPARED WITH SIX MONTHS ENDED JUNE 30, 2001

REVENUES. Total business center revenues for the six months ended June 30, 2002 were $172.0 million, representing a decrease of $88.5 million, or 34.0%, from the six months ended June 30, 2001.

Business centers with six months of activity for both periods under comparison ("Same Centers") had revenues for the six months ended June 30, 2002 and 2001 of $165.2 million and $222.8 million, respectively, representing a decrease in 2002 of $57.6 million, or 25.9%, compared with 2001. The decrease in revenues in 2002 is attributable to a general decline in business performance. Reflective of the challenging macro-economic environment experienced throughout 2001 and into 2002, business centers experienced reduced demand and downward pricing pressure.

Business centers that were closed subsequent to January 1, 2001 ("Closed Centers") had revenues for the six months ended June 30, 2002 and 2001 of $4.0 million and $36.6 million, respectively.

Business centers opened subsequent to January 1, 2001 ("Development Centers") had revenues for the six months ended June 30, 2002 and 2001 of $2.8 million and $1.1 million, respectively.

EXPENSES. Total business center expenses for the six months ended June 30, 2002 were $153.2 million, representing a decrease of $47.8 million, or 23.8%, from the six months ended June 30, 2001.

Business centers with six months of activity for both periods under comparison ("Same Centers") had expenses for the six months ended June 30, 2002 and 2001 of $144.5 million and $163.1 million, respectively, representing a decrease in 2002 of $18.6 million, or 11.4%, compared with 2001. The decrease is attributable to reduced bad debt expense, center general and administrative costs, as well as lower technology and business service expenses associated with the decline in related revenue, offset by certain normal lease increases.

Business centers that were closed subsequent to January 1, 2001 ("Closed Centers") had expenses for the six months ended June 30, 2002 and 2001 of $6.0 million and $36.2 million, respectively.

Business centers opened subsequent to January 1, 2001 ("Development Centers") had expenses for the six months ended June 30, 2002 and 2001 of $2.8 million and $1.7 million, respectively.

Business Center Operating Income ("BCOI"). For the six months ended June 30, 2002, BCOI was $18.8 million as compared with $59.5 million for 2001. The BCOI as a percentage of total revenues ("BCOI Margin") was 10.9% for the six months ended June 30, 2002 as compared to 22.8% for 2001. The decrease in BCOI Margin can be primarily attributed to lower revenues.

Same Center BCOI was $20.8 million and $59.8 million for the six months ended June 30, 2002 and 2001, respectively, representing a decrease in 2002 of $39.0 million from 2001. The BCOI Margin from Same Centers for the six months ended June 30, 2002 was 12.6% as compared with 26.8% in the corresponding six months in 2001.

Development Center BCOI was zero and negative $0.6 million for the six monthss ended June 30, 2002 and 2001, respectively.

Closed Center BCOI was negative $2.0 million and positive $0.4 million for the six months ended June 30, 2002 and 2001, respectively.

Corporate General and Administrative Expenses. For the six months ended June 30, 2002 and 2001, corporate general and administrative expenses were $20.5 million and $32.9 million, respectively. The six months ended June 30, 2001 contain $2.6 million of non-recurring expenses. Excluding these charges, corporate general and administrative expenses were 11.9% and 11.5%, respectively, of total revenue.

Reorganization Charges. For the six months ended June 30, 2002 and 2001, reorganization charges associated with HQ's bankruptcy filing were $14.2 million and zero, respectively. For the six months ended June 30, 2002, reorganization charges consisted of professional fees of $8.1 million and a write-off of $6.1 million of deferred financing costs associated with the Company's Mezzanine Loan.

Restructuring Charges. For the six months ended June 30, 2002 and 2001, restructuring charges were $7.2 million and $11.3 million, respectively. The charges related to center closure and employee severance costs.

Deprecation and Amoritization. For the six months ended June 30, 2002 and 2001, depreciation and amortization expenses were $21.3 million and $36.2 million, respectively. The decrease in depreciation and amortization is attributable to the reduced carrying value of intangible and fixed assets due to impairment charges recorded in the second half of fiscal 2001.

Interest Expense. For the six months ended June 30, 2002 and 2001, net interest expense was $13.9 million and $23.3 million, respectively. The decrease in interest expense is due to ceasing to accrue interest on the Mezzanine Loan after March 13, 2002, the date of HQ's bankruptcy filing, and lower interest rates.

Minority Interest. Minority interest was allocated income for the six month period ended June 30, 2001 of $9.0 million. Subsequently, minority interest was eliminated due to the losses HQ incurred.

DISCONTINUED OPERATIONS

Income (Loss) from Discontinued Operations. For the six months ended June 30, 2002, income from discontinued operations was $3.0 million, as compared to $0.7 million for the six months ended June 30, 2001. The period ended June 30, 2002 includes a gain of $5.4 million, resulting from the sale of certain assets of the discontinued operation in the United Kingdom for an amount in excess of their previously estimated net realizable values. Excluding this gain, loss from discontinued operations was $2.4 million for the six months ended June 30, 2002.

PARENT AND OTHER INTERESTS

THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

As a result of the Restructuring discussed above, FrontLine has changed from a company which invested in early stage companies which leveraged the Internet into one which is focused on highlighting the value of HQ.

The restructuring costs recognized in the three and six month periods ended June 30, 2002 were $0.1 million and $0.3 million, respectively, and consisted principally of professional fees and other expenses.

FrontLine's general and administrative expenses were $0.4 million and $1.0 million during the three and six months period ended June 30, 2002, respectively, compared with $0.7 million and $2.6 million for the corresponding periods in 2001 reflecting the planned reduction in workforce and the resulting lower recurring general and administrative expenses in connection with the Restructuring.

A significant portion of FrontLine's net loss is derived from companies in which it held minority ownership interests. The equity in net loss and impairment of unconsolidated companies decreased $0.4 million and $10.0 million for the three and six month periods ended June 30, 2002, respectively, as compared with the corresponding period in 2001. The equity in net loss and impairment of unconsolidated companies in the 2002 quarter consisted of $1.0 million of equity in net loss of unconsolidated companies. The impairment charges in 2001 were determined in recognition of specific unfavorable developments affecting these companies as well as the continuing difficult market conditions experienced during such period. The loss for 2001 was comprised of $9.4 million of impairment charges reflecting the estimated decreases in the fair values of certain of the Company's investments and $2.5 million of equity in net loss, both partially offset by a $0.5 million gain on the sale of the stock received as consideration for the December 2000 sale of EmployeeMatters, Inc (see Note
4).

Dividends on, and accretion of, preferred stock of $0.7 million and $1.4 million in the three and six month period respectively, ended June 30, 2002 represents dividends on FrontLine's 8.875% Series A Convertible Cumulative Preferred Stock (the "Series A Stock"), which was issued in the first quarter of 2000 and accretion of FrontLine's Series B Convertible Cumulative Preferred Stock which was issued in the fourth quarter of 2000. Such amount in the three and six month period ended June 30, 2001 of $1.0 million and $3.9 million, respectively, represents dividends on the Series A Stock and accretion of the Series B Stock.

LIQUIDITY AND CAPITAL RESOURCES

HQ

On March 13, 2002, HQ filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Court"). HQ continues to operate and manage their properties as debtors-in-possesssion during the Chapter 11 proceeding. HQ anticipates proposing a plan of reorganization in accordance with the federal bankruptcy laws as administered by the Court.

In connection with HQ's bankruptcy proceeding, HQ received a commitment for a $30.0 million credit facility ("Debtor-in-Possession Facility"), with borrowings permitted through December 31, 2002 for up to nine months in accordance with certain operating and liquidity covenants. Any borrowings, of which there have been none, will incur interest at Prime plus 3.0%.

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

FRONTLINE

On June 12, 2002, FrontLine filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). The Company remains in possession of its assets and properties, and continues to operate its business and manage its property as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the United States Bankruptcy Code.

The Company anticipates proposing a plan of reorganization in accordance with the federal bankruptcy laws as administered by the Bankruptcy Court. Confirmation of a Plan of reorganization could materially change the amounts currently recorded in the financial statements. The financial statements do not give effect to any adjustment to the carrying value of assets, or amounts and classifications of liabilities that might be necessary as a consequence of this matter.

Historically, FrontLine has funded operations and investing activities through a combination of borrowings under various credit facilities, issuances of the Company's equity securities and sales of assets. Since the Restructuring, FrontLine's cash requirements have been substantially reduced. As of June 30, 2002, there is no remaining availability under any FrontLine credit facility.

The Company has a credit facility with Reckson in the amount of $100 million (the "FrontLine Facility"). Additionally, Reckson Strategic has a $100 million facility (the "Reckson Strategic Facility") with Reckson to fund Reckson Strategic investments. Note 10 to the consolidated financial statements summarizes the terms of the FrontLine Facility and Reckson Strategic Facility (collectively, the "Credit Facilities"). The Company had $93.4 million outstanding under the FrontLine Facility at June 30, 2002, and due to outstanding letters of credit and accrued interest, has no remaining availability. The Company had $49.3 million outstanding under the Reckson Strategic Facility at June 30, 2002. These borrowings were utilized to fund Reckson Strategic investments and its general operations. As long as there are outstanding amounts under the Credit Facilities, the Company is prohibited from paying dividends on shares of its common stock or, subject to certain exceptions, incurring additional debt. The Credit Facilities are subject to certain other covenants and prohibit advances thereunder to the extent the advances could, in Reckson's determination, endanger the status of Reckson Associates as a REIT. Under the Credit Facilities, additional indebtedness may be incurred by the Company's subsidiaries. The Credit Facilities also contain covenants prohibiting the Company from entering into any merger, consolidation or similar transaction and from selling all or any substantial part of its assets, or allowing any subsidiary to do so, unless approved by the lender. The Credit Facilities also provide for defaults thereunder in the event debt is accelerated under another of FrontLine's financing agreements. On March 28, 2001, the Company's Board of Directors approved amendments to the Credit Facilities pursuant to which (i) interest is payable only at maturity and (ii) Reckson may transfer all or any portion of its rights or obligations under the Credit Facilities to its affiliates. These changes were requested by Reckson as a result of changes in REIT tax laws. In addition, the Reckson Strategic Facility was amended to increase the amount available thereunder to up to $110 million (from $100 million).

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

During the three months ended March 31, 2000, the Company completed preferred stock offerings of 26,000 shares of Series A Preferred Stock at a price of $1,000 per share with net proceeds of $24.6 million. These shares are convertible into the Company's common stock at a price of $70.48. The Company did not declare or pay the quarterly dividend due on these shares commencing with the payment that was due on November 6, 2001. Accordingly, future dividends will accrue at a higher rate of 10.875%. Since dividend distributions are in arrears for more than two quarterly periods, then the holders of such shares are entitled to elect two additional members to the Company's Board of Directors.

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

Currently, the Company has a short-term letter of credit in the amount of $0.2 million, which is being utilized as a security deposit.

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

FrontLine's operations do not require significant capital expenditures. There were no significant capital expenditure commitments as of June 30, 2002.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

HQ

The primary market risk facing HQ is interest rate risk on the HQ Credit Facility. HQ mitigates this risk by entering into hedging instruments on a portion of its outstanding balances. In addition, HQ may elect to enter into LIBOR contracts on portions of the HQ Credit Facility, which locks in the interest rate on those portions for 30, 60 or 90-day periods. The HQ Credit Facility bears interest ranging from either 3.25% to 4.00% over applicable LIBOR, or alternatively 2.25% to 3.00% over prime, generally at HQ's election. As of June 30, 2002, HQ had hedged the interest rates on approximately $103.5 million of the HQ Credit Facility using various instruments with various expiration dates through September 30, 2002. These instruments lock in the maximum underlying three-month LIBOR at levels between 7.93% and 9.00%.

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

HQ has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of June 30, 2002, HQ had no other material exposure to market risk.

FRONTLINE

Interest Rate Risk


FrontLine faces interest rate risk on its Credit Facilities and the FrontLine Bank credit Facility. The Company has not hedged interest rate risk using financial instruments. The Credit Facilities bear interest at the greater of the prime rate plus 2% or 12% (with interest on balances outstanding more than one year increasing by 4% of the previous year's rate). The FrontLine Bank Credit Facility bears interest at LIBOR plus 5% for one, two, three or six-month interest periods as elected by FrontLine. The rates of interest on the Credit Facilities and the FrontLine Bank Credit Facility will be influenced by changes in the prime rate and LIBOR. A significant increase in interest rates may have a negative impact on the financial results of the Company due to the variable interest rate (in excess of 12%) under the Credit facilities.

The following table sets forth FrontLine's obaigations with respect to the Credit Facilities and the FrontLine Bank Credit Facility, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value at June 30, 2002 (in thousands, except rates).

                                FOR THE YEAR ENDING DECEMBER 31,
                   -----------------------------------------------------------
                     2002        2003         2004         2005         2006       Thereafter      Total       Fair Value
                   -------     --------     --------     --------     --------     ----------     --------     ----------
Variable rate..    $25,000     $142,061           --           --           --            --      $167,061      $181,963
Average
interest rate..       8.47%       12.51%          --           --           --            --         11.91%           --

Equity Market Risk

FrontLine faces equity market risk in its ownership interests in its unconsolidated companies. During the fourth quarter of the year ended December 31, 2000 and the first quarter of 2001, FrontLine recognized impairment charges to reflect decreased valuations for certain of its investments as a result of unfavorable market conditions and other factors (see Note 4 to the accompanying consolidated financial statements for further discussion). As a result of such impairment charges, along with the recognition of FrontLine's equity in the net losses of certain ownership interests, the carrying value of FrontLine's ownership interests in and advances to unconsolidated companies, at June 30, 2002 was $12.3 million, approximately 5% of total assets, thereby mitigating FrontLine's future equity market risk related to these interests.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

Reference is made to the lawsuit captioned OmniOffices, Inc. et al. v. Joseph Kaidanow et al. set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. In connection with such litigation, on September 12, 2001, without holding oral argument, the Court denied Plaintiffs' motion for summary judgment, but granted the Defendants' cross-motion for summary judgment. Plaintiffs and the directors of old HQ filed a Notice of Appeal in October 2001. On February 15, 2002, the D.C. Circuit announced that oral argument was scheduled for January 16, 2003. In March 2002, the D.C. Circuit referred the appeal to its Appellate Mediation Program. On April 24, 2002, HQ filed a notice of bankruptcy stay in respect of its March 13, 2002 Chapter 11 filing. HQ informed the D.C. Circuit that the appeal was stayed as to HQ pursuant to the automatic stay provisions of the U.S. Bankruptcy Code.

Reference is made to the lawsuit captioned Joseph Kaidanow and Robert Arcoro v. CarrAmerica Realty Corporation, HQ Global Workplaces, Inc., Thomas A. Carr, Philip L. Hawkins, C. Ronald Blankenship, Oliver T. Carr, and Gary Kusin set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. In connection with such litigation, on March 8, 2002, Plaintiffs filed a motion for leave to amend their complaint to add, inter alia, a breach of warrant agreements claim against HQ and other claims against FrontLine. On March 15, 2002, HQ filed a notice of bankruptcy stay, stemming from its March 13, 2002 voluntary petition for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the District of Delaware (the "Delaware Bankruptcy Court"). HQ informed the Court that the consolidated action was stayed as to HQ pursuant to the automatic stay provisions of the Bankruptcy Code. Co-defendent CarrAmerica Realty Corporation filed a motion requesting that, in light of HQ's bankruptcy, the consolidated motion be stayed as to all defendants. At a status conference held on March 25, 2002, the Vice Chancellor ordered the parties to work out a scheduling order for the briefing of the motion regarding the stay of the proceedings. A hearing on this motion is scheduled for September 9, 2002. The former director co-defendants in the consolidated action separately filed an adversary proceeding in the Delaware Bankruptcy Court seeking to stay the consolidated action as to the former directors. After a hearing on June 25, 2002, the Delaware Bankruptcy Court denied the requested relief.

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

In April 2000, the Company entered into an office lease which expires in December, 2010. In January, 2001, the Company assigned the lease to HQ. The lease assignment did not relieve the Company of its payment obligations under the terms of its lease. On March 13, 2002, HQ commenced its bankruptcy cases by filing voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. On or about April 22, 2002, the landlord filed a Motion For Order Compelling Debtor HQ Global Workplaces, Inc. To Elect Whether To Assume Or Reject Unexpired Leases Of Non-Residential Real Property and Granting It Other Related Relief. On or about May 8, 2002, HQ filed an objection to the motion. Pursuant to an order dated April 9, 2002, the bankruptcy court in HQ's bankruptcy cases approved the debtors' rejection of the leases with the landlord. The debtors and landlord subsequently entered into a stipulation and agreed order resolving the landlord's motion, which was approved by the bankruptcy court on June 10, 2002. The landlord may seek to recover any further damages from FrontLine. The schedules, as amended, filed in FrontLine's bankruptcy case indicate that the landlord may hold a general, unsecured, non-priority claim against the Company for an unknown amount. This claim is scheduled as contingent, unliquidated and disputed. By order dated July 29, 2002, September 30, 2002 was established as the deadline for filing general claims in FrontLine's bankruptcy case.

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

Item 4.   Submission of Matters to a Vote of Securities Holders--None

Item 5.   Other Information--None

Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits

99.1 Certification of Scott H. Rechler, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Sectin 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification of James D. Burnham, Chief Financial Officer and Treasurer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) During the three months ended June 30, 2002, the Registrant filed the following reports:

On April 30, 2002, the Registrant filed an amendment to its Annual Report on Form 10-K/A to report the information required by Items 10 to 13 of Form 10-K.

On May 15, 2002, the Registrant submitted a Quarterly Report on Form 10-Q to report financial results for the quarter ended March 31, 2002.

On June 26, 2002, the Registrant submitted a Current Report on Form 8-K to report the Registrant's filing a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     FRONTLINE CAPITAL GROUP


                     By: \s\ Scott H. Rechler
                         -------------------------------------------------------
                         Scott H. Rechler, President and Chief Executive Officer (Principal Executive Officer)




                     By: \s\ James D. Burnham
                         -------------------------------------------------------
                         James D. Burnham, Chief Financial Officer and Treasurer (Chief Accounting Officer)