Form 10-K
period 2002-12-31
FRONTLINE CAPITAL GROUP
filed 2003-04-15
CIK 1052743

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

|X| Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______


                         Commission File Number 0-30162
                             ______________________

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


                             ______________________


          Securities registered pursuant to Section 12 (b) of the Act:



     TITLE OF EACH CLASS               NAME OF EACH EXCHANGE ON WHICH REGISTERED
    -------------------                -----------------------------------------
Common Stock, $.01 par value                           NONE


        Securities registered pursuant to Section 12 (g) of the Act: None


                             ______________________


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. | |

         Indicate by check mark whether the registrant is an "accelerated filer" as defined in Exchange Act 12b-2. Yes | | No | |

         The aggregate market value of the shares of common stock held by non-affiliates was approximately $70 thousand based on the closing price on the OTC Bulletin Board for such shares on March 18, 2003.

         The number of the Registrant's shares of common stock outstanding was 37,344,039 as of March 18,2003.


                       DOCUMENTS INCORPORATED BY REFERENCE

================================================================================

                                TABLE OF CONTENTS

ITEM
 NO.                                                                                                 PAGE
----                                                                                                 ----
                                                  PART I
1.      Business................................................................................     I-3
2.      Properties..............................................................................     I-10
3.      Legal Proceedings.......................................................................     I-11
4.      Submission of Matters to a Vote of Security Holders.....................................     I-12

                                                 PART II
5.      Market for Registrant's Common Equity and Related Stockholder Matters...................     II-1
6.      Selected Financial Data.................................................................     II-2
7.      Management's Discussion and Analysis of Financial Condition and Results of
          Operations............................................................................     II-3
7a.     Quantitative and Qualitative Disclosure about Market Risk...............................     II-17
8.      Financial Statements and Supplementary Data.............................................     II-18
9.      Changes in and Disagreements with Accountants on Accounting and Financial
          Disclosure............................................................................     II-18

                                                 PART III
10.     Directors and Executive Officers of the Registrant......................................     III-1
11.     Executive Compensation..................................................................     III-2
12.     Security Ownership of Certain Beneficial Owners and Management..........................     III-4
13.     Certain Relationships and Related Transactions..........................................     III-5
14.     Controls and Procedures.................................................................     III-7

                                                PART IV
15.     Financial Statements and Schedules, Exhibits and Reports on Form 8-K....................     IV-1


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

In conjunction with the Restructuring, and in light of market conditions, FrontLine reevaluated the carrying values of its ownership interests and as a result of this reevaluation recorded aggregate impairment charges of $57.7 million through December 31, 2002 and 2001, and $25.7 million in the fourth quarter of the year ended December 31, 2000 to reduce the carrying values of these investments to their estimated fair values. No further impairment charges were recorded or considered necessary in 2002.

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

On November 14, 2002, the Bankruptcy Court issued an order, which, among other things, extended the exclusive period during which only Frontline may file a plan of reorganization through and including February 7, 2003. On March 24, 2003, the Bankruptcy Court issued an order which among other things, further extended the exclusive period during which only Frontline may file a plan of reorganization through and including June 6, 2003. The Company anticipates proposing a plan of reorganization in accordance with the federal bankruptcy laws as administered by the Bankruptcy Court prior to that date. Confirmation of a Plan of reorganization could materially change the amounts currently recorded in the financial statements. The financial statements do not give effect to any adjustment to the carrying value of assets, or amounts and classifications of liabilities that might be necessary as a consequence of this matter. The Company has the exclusive right to propose a plan of reorganization through which period may be extended further by the Bankruptcy Court.

By order dated March 31, 2003, the Bankruptcy Court also authorized Frontline to, among other things, (a) perform its duties as a debtor-in-possession in connection with a wholly-owned subsidiary that is a managing member of a limited liability company, by negotiating and executing definitive documents consistent with the transactions detailed in the term sheets regarding the proposed restructuring of Reckson Strategic Venture Partners, LLC and with respect to New World Realty, LLC annexed to such order (collectively, the "Transactions"), and
(b) to perform such actions and take all steps necessary to implement and consummate such Transactions.

HQ GLOBAL BANKRUPTCY

On March 13, 2002, HQ and certain of its affiliates (collectively, the "Debtors") filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Delaware Bankruptcy Court") and received a commitment for $30.0 million in debtor-in-possession financing. The Debtors continue to operate their business and manage their properties as debtors-in-possession during the Chapter 11 proceeding. The Debtors have the exclusive right to propose a plan of reorganization until May 13, 2003, which period may be extended further by the Delaware Bankruptcy Court. The Debtors are obligated under their debtor-in-possession financing facility to file with the Delaware Bankruptcy Court, no later than April 30, 2003, a plan of reorganization in a form acceptable to the "Requisite Lenders" under the facility. The Debtors and their debtor-in-possession lenders have agreed, subject to approval by the Delaware Bankruptcy Court to an extension of this deadline to June 30, 2003.

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

DELISTING BY NASDAQ

In March 2002, the Company's stock was delisted by Nasdaq as a direct result of the HQ bankruptcy filing. The Company's common stock currently trades on the OTC Bulletin Board under the symbol FLCGQOB.

HQ

HQ is a provider of flexible officing solutions. As of December 31, 2002, HQ owned, operated, or franchised 304 business centers, which are included in continuing operations and are primarily located in the United States. There were 19 business centers operating at December 31, 2002 that were held for sale and included in discontinued operations or in the process of being closed. A wholly-owned subsidiary of HQ is also the franchiser of 15 domestic and 31 international business centers for unrelated franchisees. Excluding franchised and managed centers, as of March 24, 2003, HQ owned and operated 242 business centers.

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

On June 1, 2000, VANTAS Incorporated ("VANTAS"), a majority-owned subsidiary of the Company, merged with HQ Global Workplaces, Inc. ("Old HQ"), an affiliate of CarrAmerica Realty Corporation ("CarrAmerica"), in a two-step merger (the "HQ Merger"). As a result of the HQ Merger, the combined company became a wholly-owned subsidiary of a newly-formed parent corporation, HQ Global Holdings Inc. ("HQ Global"), under the name HQ Global Workplaces, Inc. See Note 3 to the financial statements included elsewhere in this Form 10-K. For the year ended December 31, 2000, the results of operations included in the financial statements in this Form 10-K are comprised of twelve months of VANTAS and the seven months of Old HQ following the HQ Merger with HQ Global.

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

Infrastructure:

o Desirable business addresses in        o Mail processing, courier, shipping
  prime locations                          and receiving services

o High quality full service business     o 24 hour per day/7 day per week access
  environments

o Client services area with essential    o Complimentary beverage service
  office equipment                         including coffee and tea

o Meeting rooms with audio-visual        o Office supplies
  equipment

o Access to approximately 300 centers
  worldwide through operated and
  franchised locations

People:

o Professional receptionist to greet     o Dedicated administrative staff
  guests                                   proficient in business software

o Telephone answering and call           o Meeting planning and catering
  screening

o Responsive on site management and      o IT support teams
  support teams


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

Clients
-------

As of December 31, 2002, HQ had approximately 22,000 clients, including both Full Office and Business Access clients, utilizing 19,000 workstations. Approximately 60% of HQ's Full Office clients are large regional or national companies, often purchasing HQ's services at multiple locations. National and regional firms generally prefer doing business with a larger, well-established business center operator, such as HQ, in order to ensure longevity and consistency of service, as well as the ability to contract for multiple locations in multiple markets with a single provider. In return, the largest business center operators typically obtain more favorable lease terms than single site operators who are unable to provide this level of service. No single client accounts for more than 1% of HQ's revenues.

Suppliers
---------

HQ's primary suppliers are its landlords from whom it leases office space. These landlords include primarily large real estate companies from which HQ leases space at multiple locations. HQ's landlords include Boston Properties, Inc., CarrAmerica, Duke-Weeks Realty Corporation, Equity Office Properties Trust ("EOP"), Reckson Associates and Shorenstein Properties. No single landlord accounts for more than 11% of the aggregate annual rental payments made by HQ.

The initial terms of the agreements pursuant to which HQ leases office space from landlords average approximately 10 years and, in most cases, carry lease renewal options at 95% to 100% of fair market value. In any given year, a portion of the leases held in HQ's portfolio of leases will be eligible for renewal. This lease expiration diversity enables HQ to manage lease rates on a portfolio basis. In the years ending December 31, 2003, 2004 and 2005, 0.4%, 7.6% and 23.5% respectively of the continuing operations leases are scheduled to expire, respectively.

Office Service Agreements
-------------------------

HQ provides furnished office space to clients with flexible terms. A number of a business center's clients terminate their agreements during the course of a year and, therefore, maintaining high occupancy requires ongoing sales efforts. One risk HQ faces is the risk of non-renewals resulting in lower occupancy and reduced service revenues. Despite the short-term nature of the office service agreements, many clients elect to renew their office service agreements and remain clients for periods of time averaging approximately four times longer than the original term of their service agreement. HQ estimates that the historical average length of stay of its Full Office clients is approximately two to three years. At December 31, 2002, HQ occupancy as measured by occupied offices, for continuing operations business centers owned and operated by HQ was 69%. Although HQ's occupancy rates vary from one period to another and are not the only determinant in its ability to generate revenues and profits, HQ's continued ability to generate business center operating income is dependent upon sufficiently high occupancy rates.

Franchise Centers
-----------------

HQ provides its clients with an additional 46 office center locations, which are operated under franchise agreements by third party owners. These franchised centers, of which 15 are located in 7 states and Puerto Rico, and 31 are located in 10 international locations, provide HQ's clients with additional solutions to their global office needs. HQ receives a franchise royalty from these third party owners for the use of the HQ name, with royalty percentages ranging from 1.0% to 2.5% of the franchise center's gross revenue. Franchise fees aggregated $0.8 million for the year ended December 31, 2002, and are included in business services revenues.

Managed and Joint Venture Centers
---------------------------------

As of December 31, 2002, HQ has no managed centers in the United States. The management agreement for the one managed center operated by HQ expired on December 31, 2002. Additionally, HQ has entered into a joint venture agreement with EOP and currently manages one center pursuant to this agreement. Management fees generally include a base fee plus an incentive fee and certain profit participations.

Marketing Alliance
------------------

HQ has a marketing alliance with Servcorp, a business center operator with centers primarily located in Asia, Australia and New Zealand, whereby HQ receives and provides client referrals from and to Servcorp.

The Industry
------------

During 2002, the U.S. economy was stagnant, which had a negative impact on the users of flexible officing solutions, causing continued pressure on pricing and occupancy in the industry. The industry is highly fragmented with over 10% of total business centers owned by the two largest participants, including HQ.

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

Competition
-----------

The industry is highly fragmented with approximately 10% of total business centers owned by HQ and the two largest participants, including HQ. In many markets, HQ's largest competitor may be a locally-owned operator with several centers. HQ's largest global competitor is Regus plc. Regus has a large international presence and a smaller presence in the United States. HQ may compete with these and other entities in both the search for attractive business center locations and in attracting and retaining clients in its business centers as well as skilled managers.

Team Members
------------

As of December 31, 2002, HQ employed approximately 1,400 team members (employees) including 235 corporate team members. None of these team members is covered by a collective bargaining agreement and HQ believes its relationship with team members is good. HQ is continually implementing and improving its operating systems, expanding opportunities and providing training programs for its team members.

Management compensation consists of base salaries and incentive compensation based upon HQ's performance and individual team member performance. In addition, certain team members participate in a stock option plan designed to motivate long-term contribution to HQ's success.

GEOGRAPHIC INFORMATION
----------------------

Information by geographic area is provided in Item 2, below. As of December 31, 2002, HQ's continuing operations are primarily located in North America, except for certain franchise centers.

DISCONTINUED OPERATIONS

In December 2001, HQ's Board of Directors approved a plan to dispose of HQ's business in Europe. As a result of this transaction, the HQ consolidated balance sheets for the years ended December 31, 2002 and 2001 and the statements of operations and cash flows for the years ended December 31, 2002, 2001 and 2000 present the European businesses as a discontinued operation.

On June 24, 2002, HQ sold certain assets of the discontinued operations in the United Kingdom for cash proceeds of $15.5 million. Of this amount, $11.5 million was repatriated to the United States. This transaction resulted in a gain of $5.4 million, representing the excess of the proceeds over the previously estimated net realizable value of the assets. There were no income taxes related to this transaction.

PARENT AND OTHER INTERESTS SEGMENT

The Parent and Other Interests Segment consists of FrontLine and its interests in a group of companies, which provide a range of services.

As discussed above, in conjunction with the Restructuring and in light of market conditions experienced beginning in mid-2000, FrontLine reevaluated the carrying value of its ownership interests and, as a result of this re-evaluation, recorded aggregate impairment charges of $57.7 million through the year ended December 31, 2002 and 2001 and $25.7 million in the fourth quarter of the year ended December 31, 2000 to reduce the carrying values of these investments to their estimated fair values. No further impairment charges were recorded or considered necessary in 2002.

FrontLine also has an interest in Reckson Strategic Venture Partners, LLC, which invests in operating companies with experienced management teams in real estate and real estate related market sectors which are in the early stages of their growth cycle or offer unique circumstances for attractive investments, as well as platforms for future growth.

At December 31, 2002, FrontLine had 2 officers and no employees.

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

HQ Business Centers at December 31, 2002
----------------------------------------

The following table sets forth the number of HQ business centers and the related number of workstations that HQ operated as of December 31, 2002. HQ centers are located in buildings where HQ leases office space from landlords. See "Suppliers" in Item 1 to this Form 10-K.

     LOCATION                                                   CENTERS        WORKSTATIONS
     --------                                                   -------        ------------
     United States:
       Alabama.............................................        2                 171
       Arizona.............................................        5                 587
       California..........................................       45               5,000
       Colorado............................................        7                 958
       Washington D.C......................................       23               2,468
       Florida.............................................       12               1,167
       Georgia.............................................       16               1,658
       Illinois............................................       23               2,467
       Indiana.............................................        2                 178
       Kansas..............................................        2                 219
       Massachusetts.......................................       13               1,291
       Michigan............................................        5                 595
       Minnesota...........................................        5                 560
       Missouri............................................        3                 276
       Nevada..............................................        3                 250
       New Jersey..........................................       14               1,169
       New York............................................       29               3,678
       North Carolina......................................        3                 381
       Ohio................................................        8                 764
       Oklahoma............................................        1                  77
       Oregon..............................................        3                 311
       Pennsylvania........................................        3                 284
       Tennessee...........................................        1                  95
       Texas...............................................       15               1,939
       Utah................................................        1                  93
       Washington..........................................        6                 657
       Wisconsin...........................................        1                  60
                                                               ------             ------
     U.S. - Operated Centers                                     251              27,353

     International:
       Mexico..............................................        7                 364
                                                               ------             ------
     International Centers.................................        7                 364

     Franchise Centers.....................................       46               5,014
                                                               ------             ------
     Total Centers.........................................      304              32,731
                                                               ======             ======


HQ operates 99 of these centers and approximately 11,000 workstations in the top five markets of New York City, Los Angeles, Chicago, Washington D.C. and San Francisco. Additionally, HQ has 46 franchised centers of which 15 are located in 10 states and 31 are located in 10 international locations. HQ also manages one business center under a joint venture agreement. Overall, as of December 31, 2002, HQ provided its clients officing solutions in 304 centers, with 32,731 workstations in 12 countries.

HQ's corporate headquarters is located at 15305 North Dallas Parkway, Dallas, Texas.

ITEM 3. LEGAL PROCEEDINGS

On February 4, 1999, a lawsuit captioned OmniOffices, Inc. et al. v. Joseph Kaidanow, et al., (Civil Action No. 99-0260) was filed in the United States District Court for the District of Columbia. This litigation (the "D.C. Action"), is with two stockholders of Old HQ (f/k/a OmniOffices, Inc.) and involves the conversion of approximately $111 million of debt previously loaned to Old HQ by CarrAmerica, into HQ's non-voting common stock. CarrAmerica and Old HQ initiated the action by filing a complaint seeking a declaratory judgment that the conversion price was fair, following threats by Messrs. Kaidanow and Arcoro ("Defendants") to challenge the conversion price. Defendants filed counterclaims against CarrAmerica, Old HQ and the then current directors of Old HQ, seeking a judgment declaring the conversion void or voidable, or in the alternative, compensatory and punitive damages. The stockholders' counterclaim makes no allegations against HQ. By January 2000, discovery was complete, the case was fully briefed, and the parties were awaiting a court ruling on HQ and CarrAmerica's ("Plaintiffs") motion for summary judgment and Defendants' motion to modify the scheduling order and motion to seal. The case was reassigned twice, and the two motions were then dismissed without prejudice on September 19, 2000 and September 26, 2000. On November 13, 2000, Plaintiffs filed a motion to reinstate their summary judgment motion. Defendants filed a cross-motion for leave to file a cross-motion for summary judgment. The Court permitted the refiling and took the motion and cross-motion for summary judgment under advisement. On September 12, 2001, without holding oral argument, the Court denied Plaintiffs' motion for summary judgment, but granted the Defendants' cross-motion for summary judgment. Plaintiffs and the directors of old HQ filed a Notice of Appeal in October, 2001. On February 15, 2002, the D.C. Circuit announced that oral argument was scheduled for January 16, 2003. On March 17, 2002, the D.C. Circuit referred the appeal to its Appellate Mediation Program. On April 24, 2002, HQ filed a notice of bankruptcy stay in respect of its March 13, 2002 Chapter 11 proceeding. HQ informed the D.C. Circuit that the appeal was stayed as to HQ pursuant to the automatic stay provisions of the U.S. Bankruptcy Code. The D.C. Circuit reversed the District Court in an opinion dated March 7, 2003.

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

On September 9, 2002, HQ Global Workplaces, Inc. filed an adversary proceeding in the Delaware Bankruptcy Court seeking to subordinate, pursuant to Section 510(b) of the Bankruptcy Code, the claims of Messrs. Kaidanow and Arcoro on the basis that the claims arose from the purchase or sale of an equity security.

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

In April 2000, the Company entered into an office lease which expires in December 2010. In January 2001, the Company assigned the lease to HQ. The lease assignment did not relieve the Company of any of its obligations under the terms of this lease. At December 31, 2002, HQ was past due on $0.9 million of rent. The landlord has drawn the full letter on credit of $2.8 million. Of the $57.6 million HQ restructuring charge recorded in 2001, a $4.8 million accrual applicable to this lease was recorded as an estimate for the cost of terminating this lease. If the ultimate cost of terminating this lease exceeds the outstanding letter of credit, then additional cash may need to be paid by either HQ or the Company. Since HQ is currently in bankruptcy, the landlord is likely to seek to recover any further damages from FrontLine. As of December 31, 2002, the remaining lease commitment was $23.4 million.

The Company also has potential liability under its indemnification of CarrAmerica for liabilities of Carr America under its guarantees relating to four HQ leases. In conjunction with the HQ Merger pursuant to the terms of a stockholders agreement, FrontLine agreed to indemnify CarrAmerica for its guarantees of certain HQ leases. As of December 31, 2002, the remaining lease commitments in excess of the existing letter of credit was $27.4 million.

The Equal Employment Opportunity Commission has filed a suit (N.D. 111., Cause No. 02 C 6623, on September 1, 2002), on behalf of a former employee alleging discrimination under the Americans with Disability Act and Title 1 of the Civil Rights Act of 1991. HQ is currently evaluating the information and has not yet filed a response.

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

Management does not anticipate that these litigations will negatively impact future operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the fourth quarter of the year ended December 31, 2002.

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

FLCG STOCK PRICE
----------------

2001                                                             HIGH           LOW
----                                                             ----           ---
March 31..............................................          $10.50        $10.06
June 30...............................................          $ 1.97        $ 1.01
September 30..........................................          $ 0.13        $ 0.08
December 31...........................................          $ 0.13        $ 0.10
2002
----
March 31..............................................          $0.100        $0.001
June 30...............................................          $0.018        $0.004
September 30..........................................          $0.010        $0.002
December 31...........................................          $0.005        $0.000


The number of registered shareholders of the Company's common stock as of March 18, 2002 was 6,805.

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

ITEM 6.  SELECTED FINANCIAL DATA


                                                                        Year Ended December 31,
                                                 ------------------------------------------------------------------
                                                     2002          2001        2000(2)       1999(3)       1998
                                                     ----          ----        ------        -------       ----
OPERATIONS SUMMARY:                                                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)
   HQ operating revenues....................      $ 328,025     $ 470,707    $  455,490     $ 214,445     $     --
   HQ operating income......................          2,073        24,354        87,847        27,527           --
   Corporate general and administrative.....         (2,241)       (3,915)      (16,478)       (9,509)      (2,613)
   Equity in net loss and impairment of
     unconsolidated companies...............         (1,407)      (36,448)     (125,928)      (10,266)      (3,630)
   Net loss applicable to common
     shareholders...........................      $(144,138)    $(630,408)   $ (234,897)    $ (39,847)    $ (8,147)

PER SHARE DATA(1):
  Basic and diluted net loss................      $   (3.86)    $  (17.03)   $    (6.73)    $   (1.56)    $  (0.56)

BALANCE SHEET DATA (PERIOD END):
   Cash and cash equivalents................      $  10,311     $  18,139    $   19,665     $  32,740     $  2,026
   Working capital (deficit)................       (778,255)     (630,151)      (36,833)       17,090          132
   Ownership interests in and advances to
     unconsolidated companies(4) ...........         12,322        13,396        39,845        97,833       45,838
   Intangible assets........................         14,567        16,820       581,680       239,412           --
   Total assets.............................        191,050       280,768     1,119,452       541,983       58,843
   Long-term debt...........................             --            --       440,449       274,380       40,981
   Total shareholders' (deficiency)
     equity(5)..............................      $(648,828)    $(504,690)   $  120,843     $ 114,109     $ 15,968


(1)      Based on 37,344,039, 37,009,891, 34,880,709, 25,600,985 and 14,522,513
         weighted average shares of common stock outstanding for the years ended December 31, 2002 2001, 2000, 1999 and 1998, respectively.

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

(4) Includes the carrying value of investments in Reckson Strategic Venture Partners, LLC of $12,322,000, $13,396,000, $28,969,000,
         $36,626,000 and $15,561,000 as of December 31, 2002, 2001, 2000, 1999
         and 1998 respectively.

(5) No dividends on the common stock were paid in any of the periods presented. During the years ended December 31, 2002, 2001 and 2000, the Company recognized $2,195,000, $5,582,000 and $2,119,000, respectively of dividends on and accretion of preferred stock.

         NOTE: Certain prior period amounts have been reclassified to conform to the current year presentation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying financial statements of FrontLine Capital Group (the "Company" or "FrontLine") and related notes thereto.

The Company considers certain statements set forth in this Annual Report Form 10-K herein to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, with respect to the Company's expectations for future periods. Certain forward-looking statements involve certain risks and uncertainties. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the actual results may differ materially from those set forth in the forward-looking statements and the Company can give no assurance that such expectations will be achieved. Certain factors that might cause the results of the Company to differ materially from those indicated by such forward-looking statements include, among other factors, an inability to extend and/or amend the terms of the Company's outstanding indebtedness and HQ Global Holdings Inc. ("HQ" or the "HQ Global Segment") indebtedness on terms that are favorable to the Company and its common stockholders, results of the bankruptcy of Frontline and HQ, negative changes in the officing solutions industry or the Internet-related businesses in which the unconsolidated companies in which we invest operate, a continued downturn in general economic conditions, increases in interest rates, a lack of capital availability, ability to satisfy financial covenants, competition, reduced demand or decreases in rental rates for executive office suites and other real estate-related risks such as the timely completion of projects under development, our inability to complete future strategic transactions, costs incurred in connection with strategic transactions and our dependence upon our key personnel and the key personnel of HQ and other risks detailed in FrontLine's reports and other filings made with the Securities and Exchange Commission. Consequently, such forward-looking statements should be regarded solely as reflections of the Company's current operating and development plans and estimates. These plans and estimates are subject to revision from time to time as additional information becomes available, and actual results may differ from those indicated in the referenced statements.

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

IMPAIRMENTS OF OWNERSHIP INTERESTS AND ADVANCES TO UNCONSOLIDATED COMPANIES

The Company continually evaluates the carrying value of its ownership interests in and advances to each of its investments in unconsolidated companies for possible impairment based on achievement of business plan objectives and milestones, the value of each ownership interest in the unconsolidated company relative to carrying value, the financial condition and prospects of the company and other relevant factors. The fair value of the Company's ownership interests in and advances to privately held companies is generally determined based on the value at which independent third parties have invested or have committed to invest in the companies. The Company recorded a $25.7 million charge during the year ended December 31, 2000 to recognize impairment charges to reduce the carrying value of its investments in certain unconsolidated companies. In recognition of continuing difficult capital market conditions and operating performance of these ownership interests, the Company recorded an additional $32.9 million during the year ended December 31, 2001. Of the $32.9 million recorded, $20.0 million related to Reckson Strategic Venture Partners, LLC ("Reckson Strategic")(see Note 4 for further discussion). During the twelve months ended December 31, 2002, the Company determined that no additional impairment was necessary. These charges are included in "Equity in net loss and impairment of unconsolidated companies" in the accompanying consolidated statements of operations.

IMPAIRMENTS OF LONG-LIVED ASSETS

Impairment charges are recorded as a permanent reduction in the carrying amount of the related asset. Effective January 1, 2002, the Company adopted Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, ("FAS 142"). As a result, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests. Other intangible assets continue to be amortized over their useful lives.

As a result of impairment charges recorded in the third and fourth quarters of 2001, discussed below, the Company does not have any goodwill or indefinite-lived intangible assets recorded at December 31, 2002 or 2001. Accordingly, adoption of FAS 142 did not have an impact on the Company's financial condition or results of operations.

Effective January 1, 2002, the Company also adopted FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS 144"). The FASB's new rules on asset impairment supersede FAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("FAS 121"). FAS 144 retains the requirements of FAS 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows, and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset, but removes goodwill from its scope. FAS 144 will primarily impact the accounting for intangible assets subject to amortization, property and equipment, and certain other long-lived assets. The adoption of FAS 144 did not have a significant impact on the Company's financial condition or results of operations.

Prior to January 1, 2002, the Company reviewed long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated fair value of the asset or business center. In preparing these estimates, HQ must make a number of assumptions concerning occupancy rates, rates which will be charged to clients for workstations and services, and rates of growth of rent expense and other operating expenses. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets.

Based on the trend of operating losses as well as HQ's inability to remain in compliance with its debt arrangements, HQ determined that the carrying value of its intangible assets was impaired at September 30, 2001. Therefore, in the third quarter of 2001, the Company recognized an impairment charge of approximately $294.1 million, representing the amount by which the carrying amount of the intangible assets exceeded their estimated fair value. As a result of continuing operating losses, the Company further revised its projected cash flows during the fourth quarter of 2001, resulting in an additional impairment charge of $241.4 million. Assets to be disposed of are reported at the lower of the carrying amount or estimated fair value less costs to sell. Accordingly, the Company recorded impairment charges of $0.8 million and $25.7 million related to restructurings in 2002 and 2001, respectively.

Management believes that assumptions made in estimating fair values were reasonable, but actual fair values may differ from these estimates.

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

OVERVIEW AND BACKGROUND

FrontLine is a holding company, with two distinct operating segments: one holds FrontLine's interest in HQ Global Holdings, Inc., a company in the officing solutions market, and its predecessor companies ("HQ" or the "HQ Global Segment"), the other consists of FrontLine (parent company) ("FrontLine Parent") and its interests in a group of companies (the "Parent and Other Interests Segment") that provided a range of services.

In October 2000, FrontLine announced that, as a result of changing capital market conditions, it was refining its strategic plan (the "Restructuring"- see
Note 14 to the accompanying consolidated financial statements for further discussion) to highlight its holdings in HQ and to maximize the value of its other holdings. Additionally, in conjunction with the Restructuring, FrontLine announced that it would focus its resources and capital on the businesses within its existing portfolio and cease pursuing new investment activities.

In conjunction with the Restructuring, FrontLine re-evaluated the carrying values of its investments and recorded aggregate impairment charges of $57.7 million through the year ended December 31, 2002 and 2001 and $25.7 million in the fourth quarter of the year ended December 31, 2000, in order to reduce the carrying value of these investments to fair value.

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

Equity Method. Investees whose results are not consolidated, but over whom the Company exercises significant influence, have been accounted for under the equity method of accounting. Investments which were accounted for under the equity method of accounting included: EmployeeMatters, Inc. ("EmployeeMatters"- sold in December 2000), OnSite Access, Inc., RealtyIQ Corp. ("RealtyIQ" - sold in April 2001), UpShot.com and Reckson Strategic.

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

HQ

OVERVIEW OF 2002 DEVELOPMENTS

For the fiscal year ended December 31, 2002, HQ's business centers continued the economic decline that has been reflected in the overall US economy. As previously noted, On March 13, 2002 HQ and certain of its affiliates filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. The resulting business center closings and corporate headcount reduction are indicative of the company's efforts to stabilize the operations and emerge from bankruptcy as soon as possible.

In the second quarter of 2002, HQ sold certain assets of the discontinued operations in the United Kingdom for cash proceeds of $15.5 million. Of this amount, $11.5 million was repatriated to the United States. This transaction resulted in a gain of $5.4 million, representing the excess of the proceeds over the previously estimated net realizable value of the assets. The gain of $5.4 million was recorded in the second quarter of 2002 and is included in income from discontinued operations for the twelve months ended December 31, 2002.

As part of the restructuring plan, management has actively pursued renegotiation of HQ's lease agreements with its landlords throughout 2002. Many agreements will not become effective until the lease is assumed by HQ, with approval by the Delaware Bankruptcy Court. Consequently HQ's rent expense reflects the current expense and does not reflect these anticipated savings. This process will continue into 2003 as HQ develops the plan of reorganization.

RESULTS OF CONTINUING OPERATIONS

YEARS ENDED DECEMBER 31, 2002 AND 2001

Revenues. Total business center revenues for the year ended December 31, 2002 were $328.0 million, representing a decrease of $142.7 million, or 30.3%, from the year ended December 31, 2001. This decline in revenue reflects a fewer number of business centers which have been closed as part of the company's reorganization process. Pricing pressure has stabilized; however demand continued to fall throughout 2002.

Business centers with twelve months of activity for both periods under comparison ("Same Centers") had revenues for the twelve-month period ended December 31, 2002 and 2001 of $304.8 million and $375.1 million, respectively, representing a decrease in 2002 of $70.4 million, or 18.8%, compared with 2001. The decrease in revenues in 2002 is attributable to a general decline in business performance. Reflective of the challenging macro-economic environment experienced throughout 2001 and into 2002, business centers experienced reduced demand and downward pricing pressure.

Business centers that were closed during the period of comparison ("Closed Centers") had revenues for the twelve-month period ended December 31, 2002 and 2001 of $17.6 million and $91.9 million, respectively. In 2002, HQ closed 45 centers in the United States.

Business centers opened subsequent to in 2001 ("Development Centers") had revenues for the twelve-month period ended December 31, 2002 and 2001 of $5.6 million and $3.7 million respectively. This increase is reflective of 12 months of operations in 2002 vs. less than 12 months of operations in 2001.

Expenses. Total business center expenses for the year ended December 31, 2002 were $289.1 million, representing a decrease of $96.4 million, or 25.0%, from the year ended December 31, 2001. This decrease reflects the reduced number of centers in operation in 2002 vs. 2001.

Same Center expenses for the years ended December 31, 2002 and 2001 were $261.7 million and $289.8 million, respectively, representing a decrease in 2002 of $28.1 million, or 9.7%, compared with 2001. The decrease is attributable to reduced center general and administrative costs, a reduction in bad debt expense, as well as lower technology and business service expenses associated with the decline in related revenue.

Development Center expenses for the years ended December 31, 2002 and 2001 were $5.5 million and $4.4 million, respectively, representing an increase of $1.1 million, compared with 2001 attributable to twelve-month results in 2002.

Closing Center expenses for the years ended December 31, 2002 and 2001 were $21.9 million and $91.3 million, respectively with the decrease in expense attributable to the termination of operations in those centers.

Business Center Operating Income ("BCOI"). For the year ended December 31, 2002, BCOI was $38.9 million as compared with $85.1 million for 2001. The BCOI as a percentage of total revenues ("BCOI Margin") was 11.9% for the year ended December 31, 2002 as compared to 18.1% for 2001. The decrease in BCOI Margin can be attributed to a combination of reduced demand reflective of the challenging macro-economic environment experienced throughout 2002.

Same Center BCOI for the years ended December 31, 2002 and 2001 was $43.0 million and $85.3 million respectively, representing a decrease of $42.3 million or 49.5%, from 2001. The BCOI Margin from Same Centers for the year ended December 31, 2002 was 13.1% as compared with 18.1% in the corresponding period in 2001.

Development Center BCOI for the years ended December 31, 2002 and 2001 was $0.2 million and negative $0.7 million respectively representing an increase in 2002 of $0.9 million from the corresponding period in 2001. The increase is attributable to the maturity of Development Centers operating in the year ended December 31, 2002 compared to the year ended December 31, 2001.

Closing Center BCOI for the years ended December 31, 2002 and 2001 was negative $4.3 million and $0.6 million respectively.

Corporate General And Administrative Expenses. For the years ended December 31, 2002 and 2001, corporate general and administrative expenses were $36.8 million and $60.8 million, respectively. Corporate overhead as a percentage of revenue was 11.2% in 2002 vs. 12.9% in 2001.

Restructuring Charges. For the years ended December 31, 2002 and 2001, restructuring charges were $29.4 million and $57.6 million respectively. For fiscal 2002, restructuring charges related to a reduction in the number of business centers, the reduction in the associated workforce and professional fees incurred in conjunction with HQ's restructuring efforts. The charges consisted of $1.1 million of severance and retention charges for terminated/retained employees and $28.3 million in estimated costs associated with the closing of business centers.

Reorganization Charges. For the years ended December 31, 2002 and 2001, reorganization charges were $33.2 million and zero respectively. The 2002 charges consisted of $8.5 million of professional services costs associated with the Chapter 11 proceeding and a $24.7 million non-cash charge associated with the write-off of deferred financing costs associated with the Mezzanine Loan.

Asset Impairments. For the years ended December 31, 2002 and 2001, impairment of intangible assets was $0.8 million and $561.2 million, respectively. Based on the trend of operating losses as well as HQ's inability to remain in compliance with its debt arrangements, HQ determined that the value of its intangible assets were impaired in 2001 and additional impairment charges related to long lived assets were recorded in 2002 as a result of HQ's bankruptcy filing.

Depreciation And Amortization. For the years ended December 31, 2002 and 2001, depreciation and amortization expenses were $40.1 million and $70.1 million, respectively. The decrease in depreciation and amortization is attributable to the reduced carrying value of intangible and fixed assets due to impairment charges recorded in the second half of fiscal 2001.

Interest Expense. For the years ended December 31, 2002 and 2001, net interest expense was $27.2 million and $44.4 million, respectively. The decrease in interest expense is due to suspension of the interest accrual related to interest on the Mezzanine Loan after March 13, 2002, the date of HQ's bankruptcy filing, and lower interest rates.

Provision For Income Taxes. For the years ended December 31, 2002 and 2001, the provision for income taxes, which is comprised entirely of certain minimum state taxes, was zero and $0.8 million, respectively.

Minority Interest. Minority interest was zero and a loss of $306.0 million in the years ended December 31, 2002 and 2001, respectively.

YEARS ENDED DECEMBER 31, 2001 AND 2000

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

Provision For Income Taxes. For the years ended December 31, 2001 and 2000, the provision for income taxes, which is comprised entirely of certain minimum state taxes, was $0.8 million and $3.4 million respectively.

Minority Interest. Minority interest was allocated a loss of $306.0 million and income of $7.7 million in the years ended December 31, 2001 and 2000, respectively.

DISCONTINUED OPERATIONS

YEARS ENDED DECEMBER 31, 2002 AND 2001

Income (Loss) from Discontinued Operations. For the year ended December 31, 2002, income from discontinued operations was $3.4 million, as compared to a loss of $144.6 million for the year ended December 31, 2001. The period ended December 31, 2002 includes a gain of $5.4 million, resulting from the sale of certain assets of the discontinued operation in the United Kingdom for an amount in excess of their previously estimated net realizable values. Excluding this gain, loss from discontinued operations was $2.0 million for the year ended December 31, 2002.

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

PARENT AND OTHER INTERESTS

YEARS ENDED DECEMBER 31, 2002 AND 2001

As a result of the Restructuring discussed above, FrontLine changed from a company which invested in early stage companies which leveraged the Internet into one which focused on maximizing the value of HQ.

Parent expenses decreased $24.5 million to $15.6 million in the year ended December 31, 2002 as compared to 2001, principally due to a $11.1 million decrease in restructuring costs, a $2.3 million decrease in the amortization of stock compensation and related awards, a $9.7 million decrease in net interest expense due to ceasing to accrue further interest on outstanding borrowings subsequent to the filing of a voluntary petition for relief under Chapter 11 of the Untied States Bankruptcy Code, and a $1.7 million decrease in general and administrative expenses. These decreases were partially offset by $0.2 million of reorganization costs incurred in 2002.

The reorganization costs in 2002 relate to professional fees, and the restructuring costs in 2002 pertain to compensation related charges. The restructuring costs recognized in 2001 consist of (1) $5.3 million of professional fees and other expenses, (2) $2.8 million of the long term incentive plan ("LTIP") costs related to three executive officers who were terminated in 2001, (3) $1.9 million of severance and related payments made to employees who were terminated in 2001 and (4) $1.5 million of accelerated amortization of stock compensation and related awards that resulted from the termination of certain employees in connection with the Restructuring.

FrontLine's general and administrative expenses were $2.2 million in 2002 compared to $3.9 million in 2001, reflecting the planned continued reduction in workforce and the resulting lower recurring general and administrative expenses from the restructured operations.

A significant portion of FrontLine's net loss has historically been derived from companies in which it held minority ownership interests. The equity in net loss and impairment of unconsolidated companies decreased $35.0 million to $1.4 million in 2002 as compared to 2001. The loss for the year ended December 31, 2002 was entirely comprised of equity in the net losses of unconsolidated companies. The equity in net loss and impairment of unconsolidated companies in 2001 consisted of $5.1 million of equity in net losses and $32.9 million of impairment charges reflecting estimated decreases in the fair value of certain of the Company's investments, partially offset by a $1.6 million gain on the August 2001 sale of the investment in NeoCarta and the December 2001 sale of the investment in Intuit. The impairment charges in 2001 were determined in recognition of both the lack of continuing support FrontLine planned to provide to certain investee entities following the Restructuring and the difficult market conditions experienced beginning in mid-2000. Of the $32.9 million of impairment charges recorded, $20.0 million relates to Reckson Strategic. During the three months ended September 30, 2001, the Company recognized a $20.0 million valuation impairment based on its assessment of value, recoverability and probability that this investment would not ultimately be realized at its otherwise carrying value. Equity losses fluctuate with the number of investee entities accounted for under the equity method, FrontLine's voting ownership percentage in these companies, the amortization of goodwill related to newly acquired equity method entities, and the results of operations of these companies. In 2001, FrontLine had either sold or written down all of its interest in its equity method investees. The results of operations of these entities are not consolidated within the Consolidated Statements of Operations; however, FrontLine's share of these companies' losses, as well as all estimated impairment charges, are reflected in the caption "Equity in net loss and impairment of unconsolidated companies" in the Consolidated Statements of Operations. (See Note 4 to the accompanying consolidated financial statements).

Dividends on, and accretion of, preferred stock of $2.2 million in 2002 and $5.6 million in 2001 represents dividends on FrontLine's 8.875% Series A Convertible Cumulative Preferred Stock, which was issued in the first quarter of 2000 and accretion of FrontLine's Series B Convertible Cumulative Preferred Stock which was issued in the fourth quarter of 2000. At December 31, 2001, $0.7 million represents dividends on the Series A Preferred Stock. The Company did not declare or pay the dividend on the Series A Preferred Stock that was payable on November 6, 2001 or for any subsequent period. Accrual of dividends and accretion of Preferred Stock ceased in June 2002 when the Company filed a voluntary petition for relief under Chapter 11 of the Untied States Bankruptcy Code.

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

In connection with HQ's bankruptcy proceeding, HQ received a commitment for a $30.0 million credit facility ("Debtor-in-Possession Facility"), with borrowings permitted through December 31, 2002 in accordance with certain operating and liquidity covenants. HQ and its lenders have agreed to extend the Debtor-in-Possession Facility through and including July 31, 2003. Any borrowings, of which there have been none, will incur interest at Prime plus 3.0%.

There can be no assurance as to HQ's ability to execute its business plan and meet its obligations with respect to its Debtor-in-Possession Facility. The ability of HQ to obtain confirmation of a plan of reorganization and emerge from bankruptcy protection is subject to numerous factors, including some that are beyond HQ's control. In the event HQ is unable to secure a confirmed plan of reorganization, no assurance can be given that HQ will be able to meet its future cash requirements.

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

On November 14, 2002, the Bankruptcy Court issued an order, which, among other things, extended the exclusive period during which only Frontline may file a plan of reorganization through and including February 7, 2003. On March 24, 2003, the Bankruptcy Court issued an order which among other things, further extended the exclusive period during which only Frontline may file a plan of reorganization through and including June 6, 2003. The Company anticipates proposing a plan of reorganization in accordance with the federal bankruptcy laws as administered by the Bankruptcy Court prior to that date. Confirmation of a Plan of reorganization could materially change the amounts currently recorded in the financial statements. The financial statements do not give effect to any adjustment to the carrying value of assets, or amounts and classifications of liabilities that might be necessary as a consequence of this matter. The Company has the exclusive right to propose a plan of reorganization through which period may be extended further by the Bankruptcy Court.

By order dated March 31, 2003, the Bankruptcy Court also authorized Frontline to, among other things, (a) perform its duties as a debtor-in-possession in connection with a wholly-owned subsidiary that is a managing member of a limited liability company, by negotiating and executing definitive documents consistent with the transactions detailed in the term sheets regarding the proposed restructuring of Reckson Strategic Venture Partners, LLC and with respect to New World Realty, LLC annexed to such order (collectively, the "Transactions"), and
(b) to perform such actions and take all steps necessary to implement and consummate such Transactions.

Historically, FrontLine has funded operations and investing activities through a combination of borrowings under various credit facilities, issuances of the Company's equity securities and sales of assets. Since the Restructuring, FrontLine's cash requirements have been substantially reduced. As of December 31, 2002, there is no remaining availability under any FrontLine credit facility.

The Company has a credit facility with Reckson in the amount of $100 million (the "FrontLine Facility"). Additionally, Reckson Strategic has a $100 million facility (the "Reckson Strategic Facility") with Reckson to fund Reckson Strategic investments. Note 15 to the consolidated financial statements summarizes the terms of the FrontLine Facility and Reckson Strategic Facility (collectively, the "Credit Facilities"). The Company had $93.4 million outstanding under the FrontLine Facility at December 31, 2002, and due to outstanding letters of credit and accrued interest, has no remaining availability. The Company had $49.3 million outstanding under the Reckson Strategic Facility at December 31, 2002. These borrowings were utilized to fund Reckson Strategic investments and its general operations. As long as there are outstanding amounts under the Credit Facilities, the Company is prohibited from paying dividends on shares of its common stock or, subject to certain exceptions, incurring additional debt. The Credit Facilities are subject to certain other covenants and prohibit advances thereunder to the extent the advances could, in Reckson's determination, endanger the status of Reckson Associates as a REIT. Under the Credit Facilities, additional indebtedness may be incurred by the Company's subsidiaries. The Credit Facilities also contain covenants prohibiting the Company from entering into any merger, consolidation or similar transaction and from selling all or any substantial part of its assets, or allowing any subsidiary to do so, unless approved by the lender. The Credit Facilities also provide for defaults thereunder in the event debt is accelerated under another of FrontLine's financing agreements. On March 28, 2001, the Company's Board of Directors approved amendments to the Credit Facilities pursuant to which (i) interest is payable only at maturity and (ii) Reckson may transfer all or any portion of its rights or obligations under the Credit Facilities to its affiliates. These changes were requested by Reckson as a result of changes in REIT tax laws. In addition, the Reckson Strategic Facility was amended to increase the amount available thereunder to up to $110 million (from $100 million).

On September 11, 2000, FrontLine amended its $25.0 million credit agreement (the "FrontLine Bank Credit Facility"). Borrowings under the FrontLine Bank Credit Facility are secured by a 20.51% common ownership interest in HQ and bear interest at the Prime rate plus 2%. Any outstanding borrowings under the FrontLine Bank Credit Facility were due on October 25, 2001, as a result of various extensions exercised by FrontLine in May 2001. At September 30, 2001, FrontLine had fully borrowed the FrontLine Bank Credit Facility. The FrontLine Bank Credit Facility provides for a default thereunder in the event debt is accelerated under another of FrontLine's financing agreements or if there is a default under certain HQ financing agreements. The FrontLine Bank Credit

Facility contains, among others, covenants relating to the financial ratios of HQ and covenants prohibiting the Company from (i) transferring, conveying, disposing of, pledging or granting a security interest in any of the collateral previously pledged under the FrontLine Bank Credit Facility, (ii) terminating, amending or modifying any organizational or other governing documents of the Company or HQ without first obtaining the lender's prior written consent, (iii) violating certain specified financial ratios, (iv) exceeding $25,000,000 of new indebtedness, and (v) declaring or paying cash dividends on any class of the Company's stock. Subsequent to December 31, 2002, the Company has not repaid the principal or paid any interest applicable to this period and accordingly is at the forbearance of the bank. There is no remaining availability under the Credit Facilities. As a result of the Company's failure to pay the principal and interest upon maturity on the FrontLine Bank Credit Facility, an event of default has occurred under the credit facilities with Reckson.

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

FrontLine's operations do not require significant capital expenditures. There were no significant capital expenditure commitments as of December 31, 2002.

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

In March 2002, the Company's stock was delisted by Nasdaq as a direct result of the HQ bankruptcy filing. The Company's common stock currently trades on the OTC Bulletin Board under the symbol FLCGQOB.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

HQ

Historically, the primary market risk facing HQ was interest rate risk on the HQ Credit Facility. The HQ Credit Facility bears interest ranging from 2.25% to 3.00% over prime.

Following the HQ Merger, HQ is conducting more of its operations in foreign currencies, primarily the British Pound. Due to the nature of foreign currency markets, there is potential risk for foreign currency losses as well as gains. Currently, HQ has not hedged its foreign currency risk.

HQ has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of December 31, 2002, HQ had no other material exposure to market risk.

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

The following table sets forth FrontLine's obligations with respect to the Credit Facilities and the FrontLine Bank Credit Facility, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market valued at December 31, 2002 (in thousands, except rates).


                                      FOR THE YEAR ENDED DECEMBER 31,
                          -----------------------------------------------------                                   FAIR
                            2003       2004       2005       2006        2007       THEREAFTER      TOTAL        VALUE
                          --------   --------   --------   --------    --------    ------------    --------     --------
Variable rate.......      $214,464      --         --         --          --            --         $214,464     $214,464
Average interest
   rate.............        11.95%      --         --         --          --            --            11.95%        --


Equity Market Risk

FrontLine faces equity market risk in its ownership interests in its unconsolidated companies. During the year ended December 31, 2001, FrontLine recognized impairment charges to reflect decreased valuations for certain of its investments as a result of unfavorable market conditions and other factors (see
Note 4 to the accompanying consolidated financial statements for further discussion). As a result of such impairment charges, along with the recognition of FrontLine's equity in the net losses of certain ownership interests, the carrying value of FrontLine's ownership interests in and advances to unconsolidated companies, at December 31, 2002 and 2001 was $12.3 million and $13.4 million respectively, which represents approximately 6.4% and 4.8% of total assets respectively, thereby mitigating FrontLine's future equity market risk related to these interests.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is included in Item 15 of this Form 10-K.

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

Scott H. Rechler serves as the President and Chief Executive Officer of FrontLine and is also Chairman of its Board of Directors. Mr. Rechler has served as a Director of the Company since 1998 and his term as a Director expires in 2003. Mr. Rechler is also Co-Chief Executive Officer and a Director of Reckson Associates Realty Corp. ("Reckson Associates") and has been a member of senior management since 1989. Mr. Rechler also serves as the non-executive Chairman of the Board of Directors and a former interim executive officer of HQ Global Workplaces, Inc. ("HQ"), which filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in March, 2002. Mr. Rechler is a graduate of Clark University and received a Masters Degree in Finance from New York University. He is the son of Roger M. Rechler. Mr. Rechler is 35 years old.

Paul Amoruso has served as a Director of FrontLine since 1998. Mr. Amoruso's term as Director expires in 2003. Since 1983, Mr. Amoruso has been the Managing Director of Oxford & Simpson Realty, Inc. of Jericho, New York. Prior to that time, he was President of Lanstar International Realty, Inc., a real estate advisory services firm. Mr. Amoruso is President of Island Hospitality Associates and is a member of the Board of Directors of the Nature Conservancy. He is a co-founder of the Long Island Commercial Industrial Brokers Society and is a licensed real estate broker in New York and Connecticut. Mr. Amoruso is 42 years old.

Sidney Braginsky has served as a Director of FrontLine since 2000. Mr. Braginsky's term as Director expires in 2004. Mr. Braginsky has a long history of leadership in science and technology. Mr. Braginsky was a senior executive for 30 years with Olympus America, Inc., a global leader in the development and application of sophisticated optical technology and solutions for consumers, health care and industry. From 1994 to 2000, Mr. Braginsky was President of Olympus America. Prior to being President, Mr. Braginsky was Executive Vice President of the Scientific Products Group. Mr. Braginsky serves on a number of corporate and academic boards, including serving as Chairman of the Robert Chambers Laboratory, City College of New York, as a Board Member of the Long Island Museum of Science and Technology and as Chairman of the Executive Board of Advisors for the College of Management, C.W. Post College. Mr. Braginsky is 65 years old.

Ronald S. Cooper has served as a Director of FrontLine since 1999. Mr. Cooper's term as Director expires in 2004. Mr. Cooper was the Managing Partner of the Long Island office of Ernst & Young LLP. A partner in that firm and its predecessors from 1973 through 1998, he held several positions including Partner-in-charge of the New York office's Privately Owned Business Group.
Mr. Cooper is well known in the Long Island business community having served on numerous civic and charitable boards, including the Long Island Association where he was Treasurer for eight years. He has a significant contact base among the investment and banking communities and spent much of his career working with growth-oriented companies. In 1999, Mr. Cooper co-founded LARC Strategic Concepts LLC, a consulting firm serving emerging and early-stage companies.
Mr. Cooper is a Director of Concord Camera Corp., a public corporation engaged in the manufacture of cameras and related products. Mr. Cooper is 64 years old.

Douglas Sgarro has served as a Director of FrontLine since 2000. Mr. Sgarro's term as Director expires in 2004. Mr. Sgarro has been Senior Vice
President--Administration and Chief Legal Officer of CVS Corporation, the largest retail drug store chain in the country, and President of CVS Realty Co., the real estate and construction division of CVS Corporation, since September 1997. Mr. Sgarro is responsible for overseeing all legal, real estate and property management matters for CVS. He also oversees a newly-formed organization responsible for procurement of all not-for-resale items and



                                     III-1
strategic sourcing matters. Mr. Sgarro currently serves on the Board of Directors of the Rhode Island Economic Development Corporation, and previously served as a member of the Board of Directors of the Providence Children's Museum. He also serves on the Business Advisory Council of the University of Virginia Law School and is a member of the Corporate Executive Board--General Counsel Roundtable, the American Bar Association--Business Law Section and the International Council of Shopping Centers. Prior to joining CVS, Mr. Sgarro was a partner at the Manhattan offices of the international law firm of Brown & Wood LLP from January 1993 to August 1997. Mr. Sgarro is a graduate of Hamilton College and the University of Virginia School of Law. Mr. Sgarro is 44 years old.

James D. Burnham has served as Chief Financial Officer and Treasurer of FrontLine since August 2001. Mr. Burnham joined the Company in May 1999 as Senior Vice President of Finance. Mr. Burnham is also President of New York Metropolitan Area for HQ and serves on HQ's Board of Directors. In addition, from October 2001 through December 2002, Mr. Burnham was Treasurer and Acting Chief Financial Officer of HQ. From 1996 to 1999, Mr. Burnham was the Chief Financial Officer at Cybersmith, a company that declared bankruptcy under Chapter 11 of the U.S. Bankruptcy Code in 1999. Mr. Burnham is a graduate of Bentley College and received his Masters Degree in Business Administration from the Franklin W. Olin Graduate School of Business at Babson College. Mr. Burnham is 44 years old.

Section 16 Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 934, as amended (the "Exchange Act"), requires the Company's executive officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities ("10% Holders"), to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and 10% holders are required by Commission regulation to furnish the Company with copies of all Section 16(a) forms that they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company, all Section 16(a) filing requirements applicable to its executive officers, directors and 10% Holders were satisfied during 2002.

ITEM 11. EXECUTIVE COMPENSATION

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

                                                          ANNUAL COMPENSATION            LONG-TERM COMPENSATION
                                                       ----------------------------------------------------------------------
                                                                                     SHARES     RESTRICTED
                                                                                   UNDERLYING     STOCK
                                                                                    OPTIONS       AWARDS
NAME & PRINCIPAL POSITION                      YEAR    SALARY ($)       BONUS ($)     ($)         ($) (3)        OTHER ($) (5)
                                               ----    ----------       ---------     ---         -------        -------------
   Scott H. Rechler.........................   2002          --               --          --           --                  --
   Chief Executive Officer and President       2001          --               --          --           --                  --
                                               2000          --               --          --           --                  --

   James D. Burnham.........................   2002       9,615          281,250          --           --                  --
   Chief Financial Officer and Treasurer       2001     218,374          278,667          --           --                  --
                                               2000     163,543           82,500      56,667           --                  --

   Jeffrey D. Neumann (1)...................   2002          --               --          --           --                  --
   Former Executive Vice President and         2001     198,600          187,500          --           --          300,000 (6)
   Chief Investment Officer                    2000     300,000          225,000          --           --                  --

   Eileen Serra.............................   2002          --               --          --           --                  --
   Former Executive Vice President and .....   2001      87.692           75,000          --           --          200,000 (6)
   Chief Operating Officer                     2000      72,692           73,600     325,000           --                  --



                                     III-2

1. Mr. Neumann ceased to be employed by the Company on June 29, 2001. Salary for 2001 represents the pro rata portion of his annual salary of $300,000.

2. Ms. Serra joined the Company in September 2000 and ceased to be employed by the Company on April 6, 2001. Salary for 2001 and 2000 represents the pro rata portion of her annual salary of $300,000.

3. Through December 31, 2001, the aggregate number of shares of restricted common stock granted to the Named Executive Officers totaled 305,000 shares for an aggregate dollar value of $33,550, based on the closing price of the common stock on December 31, 2001.

4. Represents an award of 50,000 shares (with respect to Mr. Rechler) and 30,000 shares (with respect to Mr. Neumann) of restricted common stock of the Company at a price of $24.875 per share, the closing price on the date of grant.

5. Excludes (i) loan forgiveness in fiscal 2000 to Mr. Rechler in the amount of $537,542, pursuant to the terms of tax loans issued to Mr. Rechler pursuant to the terms of restricted common stock awards granted for fiscal 1998; (ii) tax gross-up payments in fiscal 2001 to Mr. Neumann in the amount of $1,109,673 relating to the forgiveness of a loan under the Company's long-term incentive plan; and (iii) tax gross-up payments in fiscal 2000 to Mr. Rechler in the amount of $1,511,496 pursuant to the terms of restricted stock awards granted for fiscal 1998 and 1999.

6. Represents a payment pursuant to the terms of a severance agreement with the Company.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND AGGREGATED FISCAL YEAR-END 2001 OPTION VALUES

The following table sets forth the value of options held at the end of 2001 by the Named Executive Officers and information concerning each exercise of stock options by the Named Executive Officers during the 2001 fiscal year.

                                                          NUMBER OF SHARES UNDERLYING        VALUE OF UNEXERCISED
                                                         UNEXERCISED OPTIONS AT FISCAL      IN-THE-MONEY OPTIONS AT
                                                                  YEAR END (#)                FISCAL YEAR END ($)
                                         -------------------------------------------------------------------------------
                          SHARES
                        ACQUIRED ON         VALUE
NAME                    EXERCISE (#)     REALIZED ($)    EXERCISABLE     UNEXERCISABLE    EXERCISABLE     UNEXERCISABLE
                        ------------     ------------    -----------     -------------    -----------     -------------
   Scott H. Rechler         --               --            841,151          166,667
   James D. Burnham         --               --               --               --              --               --
   Jeffery D. Neuman        --               --               --               --              --               --
   Eileen Serra             --               --               --               --              --               --


Director Compensation. Each of the independent directors of the Company receives an annual director's fee of $7,500. Each independent director also receives $500 for each regular quarterly meeting of the Board of directors attended, $500 for each special meeting of the Board of Directors attended, $500 for each special telephonic meeting of the Board of Directors participated in and $500 for each committee meeting attended. Each independent director appointed or elected for the first time receives an initial option to purchase 20,000 shares of common stock at the market price of the common stock on the date of grant. In addition, following his or her first year of appointment, each of the Company's independent directors who is serving as a director of the Company in the fifth business day following each annual meeting of stockholders receives an option to purchase 10,000 shares of common stock at the market price of the common stock on the date of grant. All options granted to independent directors vest on the date of grant. In February 2001, the Board of Directors approved the grant of 10,000 shares of common stock to each of the Company's independent directors; these grants were later rescinded. During 2001, the Company formed a Special Committee of the Board of Directors comprised solely of the independent directors to monitor conflicts with Reckson Associates. In September 2001, each independent director received a fee of $25,000 for his service on the Special Committee.



                                     III-3

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

The annual base salaries of the Company's executive officers are set at levels designed to retain the limited number of individuals who are currently employed by the Company. Mr. Burnham received no salary from the Company in 2002. Mr. Rechler has not received an annual salary from the Company since the inception of the Company.

In determining compensation levels for 2002, the Board of Directors took into consideration the Company's need to retain its two executive officers and the financial condition of the Company.

Chief Executive Officer. The Board of Directors determined the 2002 compensation of Mr. Rechler in accordance with the above discussion. For fiscal 2002, Mr. Rechler did not receive any salary or bonus from the Company.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of the Company's common stock for (i) the Named Executive Officers and directors of the Company, (ii) each stockholder of the Company holding more than a 5% beneficial interest in the Company and (iii) directors and executive officers of the Company as a group.


NAME OF BENEFICIAL OWNER                                                NUMBER OF SHARES     PERCENT OF TOTAL (2)
------------------------                                                ----------------     --------------------
Scott H. Rechler                                                          2,328,883(3)            6.23%
James D. Burnham                                                                 --                 --
Jeffery D. Neuman                                                                --                 --
Eileen Serra                                                                     --                 --
Paul Amoruso                                                                 41,980(4)              --
Sidney Braginsky                                                             35,000(5)              --
Ronald Cooper                                                                45,000(6)              --
Douglas Sgarro                                                               35,000(5)              --
Cohen & Steers Capital Management, Inc                                    4,634,500(7)           12.41%
JAH Realties, L.P., JLH Realty Management Service, Inc., Veritech         2,672,295(8)            7.15%
Ventures LLC and Jon L. Halpern
Morgan Stanley Dean Witter & Co. and Morgan Stanley  Investment           4,408,695(9)           11.80%
Management Inc
All directors and executive officers as a group (6 persons)               2,485,863              6.65%


*        Less than one percent.


                                     III-4

1) All information has been determined as of March 18, 2003. For purposes of this table a person is deemed to have "beneficial ownership" of the number of shares of common stock that person has the right to acquire pursuant to the exercise of stock options within 60 days.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

The Company has a credit facility with Reckson in the amount of $100 million (the "FrontLine Facility"). Additionally, Reckson Strategic Venture Partners, LLC ("Reckson Strategic") has a $100 million facility (the "Reckson Strategic Facility") with Reckson to fund Reckson Strategic investments. Note 15 to the consolidated financial statements summarizes the terms of the FrontLine Facility and Reckson Strategic Facility (collectively, the "Credit Facilities"). The Company had $93.4 million outstanding under the FrontLine Facility at December 31, 2002, and due to outstanding letters of credit and accrued interest, has no


                                     III-5
remaining availability. The Company had $49.3 million outstanding under the Reckson Strategic Facility at December 31, 2002. These borrowings were utilized to fund Reckson Strategic investments and its general operations. As long as there are outstanding amounts under the Credit Facilities, the Company is prohibited from paying dividends on shares of its common stock or, subject to certain exceptions, incurring additional debt. The Credit Facilities are subject to certain other covenants and prohibit advances thereunder to the extent the advances could, in Reckson's determination, endanger the status of Reckson Associates as a REIT. Under the Credit Facilities, additional indebtedness may be incurred by the Company's subsidiaries. The Credit Facilities also contain covenants prohibiting the Company from entering into any merger, consolidation or similar transaction and from selling all or any substantial part of its assets, or allowing any subsidiary to do so, unless approved by the lender. The Credit Facilities also provide for defaults thereunder in the event debt is accelerated under another of FrontLine's financing agreements. On March 28, 2001, the Company's Board of Directors approved amendments to the Credit Facilities pursuant to which (i) interest is payable only at maturity and (ii) Reckson Associates may transfer all or any portion of its rights or obligations under the Credit Facilities to its affiliates. These changes were requested by Reckson as a result of changes in REIT tax laws. In addition, the Reckson Strategic Facility was amended to increase the amount available thereunder to up to $110 million (from $100 million).

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

The Company leases its office space from HQ for its executive office located at 405 Lexington Avenue, New York, New York. for less than $1,000 per month. FrontLine and Reckson Strategic reimburse Reckson Operating Partnership for certain general and administrative expenses (including payroll expenses) incurred by Reckson Operating Partnership for their benefit. During 2001, FrontLine and Reckson Strategic reimbursed Reckson Operating Partnership approximately $100,000 for such expenses, but none in 2002.

HQ believes that the terms and pricing of each of the following transactions with related parties are similar to those negotiated at arms length. Certain officers and members of HQ's Board of Directors are also officers and/or on the board of directors of FrontLine, Reckson Associates Realty Corp. ("Reckson Associates"), Equity Office Properties ("EOP") or CarrAmerica.

HQ is a tenant under several leases with Reckson Associates and affiliates. For the twelve months ended December 31, 2002, HQ made payments of $3.4 million for rent, construction and other charges under such leases.

HQ is a tenant under several leases with EOP and affiliates of EOP, which are affiliated with EOP Operating Limited Partnership, a purchaser of HQ's Series A Preferred Stock in conjunction with the HQ Merger. For the twelve months ended December 31, 2002, HQ made payments of $18.3 million for rent and other charges under such leases.



                                     III-6

HQ is a tenant under several leases with CarrAmerica and affiliates of CarrAmerica, who received shares of HQ's Voting Common Stock and Nonvoting Common Stock in conjunction with the HQ Merger. For the twelve months ended December 31, 2002, HQ made payments of $2.7 million for rent and other charges under such leases.

In April 2000, the Company entered into an office lease which expires in December 2010. In January 2001, the Company assigned the lease to HQ. The lease assignment did not relieve the Company of any of its obligations under the terms of this lease. At December 31, 2002, HQ was past due on $3.2 million of rent. The landlord has drawn the full letter on credit of $2.8 million. Of the $57.6 million HQ restructuring charge recorded in 2001, a $4.8 million accrual applicable to this lease was recorded as an estimate for the cost of terminating this lease. If the ultimate cost of terminating this lease exceeds the outstanding letter of credit, then additional cash may need to be paid by either HQ or the Company. Since HQ is currently in bankruptcy, the landlord is likely to seek to recover any further damages from FrontLine. As of December 31, 2002, the remaining lease commitment was $24.0 million.

ITEM 14. CONTROLS AND PROCEDURES

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



                                     III-7

                                     PART IV

ITEM 15. FINANCIAL STATEMENTS AND SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K

         (a) (1 and 2) Financial Statements and Schedules

The following consolidated financial information is included as a separate section of this annual report on Form 10-K:

                                                                                       PAGE
                                                                                       ----
           Report of Independent Auditors.......................................      IV-44
           Consolidated Balance Sheets as of December 31, 2002 and 2001.........      IV-45
           Consolidated Statements of Operations for the years ended
              December 31, 2002, 2001 and 2000..................................      IV-46
           Consolidated Statements of Shareholders' (Deficiency) Equity for the
              years ended December 31, 2002, 2001 and 2000......................      IV-47
           Consolidated Statements of Cash Flows for the years ended
              December 31, 2002, 2001 and 2000..................................      IV-48
           Notes to Consolidated Financial Statements...........................      IV-49


All schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements and notes thereto.

(a) (3) Exhibits

Exhibit       Filing
Number        Reference    Description
------        ---------    -----------
3.1                4       First Amended and Restated Certificate of Incorporation
3.2                8       Amended and Restated By-Laws of Registrant
4.1                9       Specimen Common Stock Share Certificate
4.2               17       Form of Series A Preferred Stock Certificate
4.3               13       Form of Series B Preferred Stock Certificate (included in Exhibit 4.5)
4.4               17       Certificate of Designations establishing the Company's Series A Convertible Cumulative
                           Preferred Stock
4.5               13       Certificate of Designations establishing the Company's Series B Convertible Cumulative
                           Preferred Stock
4.6               12       Rights Agreement, dated as of October 19, 2000, between the Company and American Stock
                           Transfer & Trust Company, which includes as Exhibit B thereto, the Form of Rights
                           Certificates
4.7                8       Warrant, dated December 7, 1999, to purchase 100,000 shares of common stock
4.8                8       Warrant, dated December 7, 1999, to purchase 100,000 shares of common stock
4.9               17       Warrant, dated June 29, 2000, to purchase 1,000,000 shares of common stock
4.10              17       Warrant, dated June 29, 2000, to purchase 450,000 shares of common stock
4.11              17       Warrant, dated June 29, 2000, to purchase 50,000 shares of common stock
4.12              17       Form of Warrant for the Company's outstanding public warrants
10.1               8       Amended and Restated Credit Agreement between Reckson Operating Partnership, L.P. ("ROP")
                           and the Company relating to the operations of Reckson Strategic Venture Partners, LLC, dated August 4, 1999
10.2               8       Amended and Restated Credit Agreement between ROP and the Company relating to the operations of the Company, dated August 4, 1999
10.3              10       Amendment to the Amended and Restated Credit Agreements between ROP and the Company, dated
                           November 30, 1999
10.4              17       Second Amendment to the Amended and Restated Credit Agreements between ROP and the Company
10.5              12       Amended and Restated Revolving Line of Credit Agreement together with the Amended and
                           Restated Revolving Promissory Note, each dated September 11, 2000, among the Company and
                           Bankers Trust Company
10.6              18       Letter Amendment, dated as of June 30, 2001, to the Amended and Restated Revolving Line of
                           Credit Agreement, dated September 11, 2000, between the Company and Bankers Trust Company.
10.7              12       Equity Interest Pledge and Security Agreement, dated as of May 31, 2000, between the
                           Company and Bankers Trust Company
10.8              12       Confirmation and Amendment of Equity Interest Pledge and Security Agreement, dated as of
                           September 11, 2000
10.9              13       Securities Purchase Agreement, dated as of December 13, 2000, by and between the Company and Deutsche Bank Sharps Pixley Inc.
10.10             13       Registration Rights Agreement, dated as of December 13, 2000, by and between the Company and Deutsche Bank Sharps Pixley Inc.
10.11              4       Intercompany Agreement, between the Company and ROP, dated May 13, 1998
10.12              1       1998 Stock Option Plan
10.13              4       1998 Employee Stock Option Plan
10.14              6       1999 Stock Option Plan
10.15              8       2000 Employee Stock Option Plan
10.16             17       Long-Term Incentive Plan
10.17              1       Employment Agreement of Steven H. Shepsman
10.18              1       Employment Agreement of Seth B. Lipsay
10.19              4       Limited Liability Company Agreement of Interoffice Superholdings, LLC
10.20              1       Limited Liability Company Agreement of OnSite Ventures, LLC
10.21              1       Limited Liability Company Agreement of RSVP Holdings, LLC
10.22              1       Operating Agreement of Reckson Strategic Venture Partners, LLC ("RSVP")
10.23              1       Supplemental Agreement to Operating Agreement of RSVP



10.24              2       Operating Agreement of Dominion Venture Group LLC
10.25              5       Investor Rights Agreement, by and among OnSite Access, Inc. and certain investors and individuals within management
10.26              5       Voting Agreement, by and among OnSite Access, Inc. and certain investors
10.27              5       Purchase Agreement regarding Series B, Series C and Series D Preferred Stock of OnSite
                           Access, Inc.
10.28              5       Certificate of Designation of Series A, Series B, Series C and Series D Preferred Stock of
                           OnSite Access, Inc.
10.29             14       Letter Agreement, dated as of September 29, 1999, among the Company, RSI I/O Holdings,
                           Inc., RSI-OnSite Holdings LLC, RSI-OSA Holdings, Inc., JAH Realties, L.P., Veritech
                           Ventures LLC and JAH I/O LLC
10.30             14       Letter of Amendment to Letter Agreement, dated as of September 23, 1999, among the
                           Company, RSI I/O Holdings, Inc., RSI-OnSite Holdings LLC, RSI-OSA Holdings, Inc., JAH
                           Realties, L.P., Veritech Ventures LLC and JAH I/O LLC
10.31             15       Agreement and Plan of Merger by and among HQ Global Workplaces, Inc. and CarrAmerica
                           Realty Corporation and VANTAS Incorporated and the Company, dated as of January 20, 2000
10.32             15       Stock Purchase Agreement between CarrAmerica Realty Corporation and the Company, dated as of January 20, 2000
10.33             15       Stock Purchase Agreement among CarrAmerica Realty Corporation, OmniOffices (UK) Limited
                           and OmniOffices (Lux) 1929 Holding Company S.A. and VANTAS Incorporated and the Company,
                           dated as of January 20, 2000
10.34              8       Subscription Agreement, dated as of February 7, 2000 between the Company and VANTAS
                           Incorporated
10.35             16       First Amendment to Agreement and Plan of Merger by and among VANTAS Incorporated and the
                           Company, on the one hand, and HQ Global Workplaces, Inc. and CarrAmerica Realty
                           Corporation, on the other hand.
10.36             16       First Amendment to the Stock Purchase Agreement by and between CarrAmerica Realty
                           Corporation and the Company
10.37             16       First Amendment to the Stock Purchase Agreement by and between CarrAmerica Realty
                           Corporation, OmniOffices (UK) Limited, OmniOffices (Lux) 1929 Holding Company S.A., VANTAS
                           Incorporated and the Company
10.38             11       Second Amendment to the Agreement and Plan of Merger by and among VANTAS Incorporated and the Company, on the one hand, and HQ Global Workplaces, Inc. and CarrAmerica Realty
                           Corporation, on the other hand, dated as of May 31, 2000
10.39             11       Stockholders Agreement by and among the Company, HQ Global Workplaces, Inc., CarrAmerica
                           Realty Corporation and the other parties named therein, dated as of June 1, 2000
10.40             11       Registration Rights Agreement by and among the Company and CarrAmerica Realty Corporation, dated as of June 1, 2000
10.41             11       Agreement and Plan of Merger by and among HQ Global Workplaces, Inc., HQ Global Holdings,
                           Inc. and HQ Merger Subsidiary, Inc., dated as of June 1, 2000
10.42             11       Exchange Agreement by and between the Company and HQ Global Holdings, Inc., dated as of
                           May 31, 2000
10.43             11       Indemnification and Escrow Agreement by and among the Company, CarrAmerica Realty
                           Corporation and the other parties named therein, dated as of June 1, 2000
10.44             11       Purchase Agreement by and among the Company, HQ Global Holdings, Inc. and EOP Operating
                           Limited Partnership, dated as of May 31, 2000
10.45             11       Purchase Agreement by and among the Company and Fortress HQ LLC, dated as of May 31, 2000
10.46             11       Purchase Agreement by and among the Company and Stichting Pensioenfonds ABP, dated as of
                           May 31, 2000
10.47             11       Purchase Agreement by and among the Company and First Union Real Estate Equity and
                           Mortgage Investments, dated as of May 31, 2000
10.48             11       Purchase Agreement by and among the Company and CIBC WMC Inc., dated as of May 31, 2000
10.49             11       Purchase Agreement by and among the Company and CIBC Employee Private Equity Fund
                           Partners, dated as of May 31, 2000
10.50             11       Purchase Agreement by and among the Company and AEW Targeted Securities Fund, L.P., dated as of May 31, 2000


10.51             11       Purchase Agreement by and among the Company and AEW Targeted Securities Fund II, L.P., dated as of May 31, 2000
10.52             11       Purchase Agreement by and among the Company and Blackacre Capital Partners, L.P., dated as of May 31, 2000
10.53             11       Purchase Agreement by and among the Company and Paribas North America, Inc., dated as of
                           May 31, 2000
10.54             11       Stockholders Agreement by and among the Company, HQ Global Holdings, Inc. and certain holders of Series A Preferred Stock of HQ Global Holdings, Inc. named therein, dated as of
                           May 31, 2000
10.55             11       Registration Rights Agreement by and between HQ Global Holdings, Inc. and the investors named therein, dated as of May 31, 2000
10.56              8       Amended and Restated Credit Agreement among VANTAS, Various Banks, and Paribas, as agent, dated as of January 16, 1997, as amended and restated as of November 6, 1998 and August 3, 1999
10.57             18       Amended and Restated Credit Agreement, dated May 31, 2000, among HQ Global Holdings, Inc.,
                           VANTAS Incorporated, Various Banks, ING Capital (U.S.) LLC, Bankers Trust Company,
                           Citicorp Real Estate, Inc. and BNP Paribas.
10.58             18       Second Amendment and Waiver, dated as of March 26, 2001, among HQ Global Holdings, Inc.,
                           HQ Global Workplaces, Inc., Various Banks, ING Capital (U.S.) LLC, Bankers Trust Company,
                           Citicorp Real Estate, Inc. and BNP Paribas.
10.59             18       Third Amendment and Agreement, dated as of June 29, 2001, among HQ Global Holdings, Inc.,
                           HQ Global Workplaces, Inc., Various Banks, ING Capital (U.S.) LLC, Bankers Trust Company,
                           Citicorp Real Estate, Inc. and BNP Paribas.
10.60             19       Forbearance Agreement, dated as of October 1, 2001, among HQ Global Holdings, Inc., a
                           Delaware corporation, HQ Global Workplaces, Inc., a Delaware corporation, the Subsidiary
                           Guarantors party thereto, certain Banks party to the Credit Agreement referred to therein,
                           ING (U.S.) Capital LLC, as managing agent, Bankers Trust Company, as syndication agent and co-arranger, Citicorp Real Estate, Inc., as documentation agent and co-arranger, and BNP
                           Paribas, as administrative agent, collateral agent and arranger
10.61             20       Second Amendment to Forbearance Agreement by and among HQ Global Holdings, Inc., HQ Global
                           Workplaces, Inc., the Subsidiary Guarantors party thereto, certain Banks party to the
                           Credit Agreement referred to therein, BNP Paribas, Bankers Trust Company, Citicorp Real
                           Estate, Inc. and ING (U.S.) Capital LLC
10.62             18       Note and Warrant Purchase Agreement, dated as of August 11, 2000, between HQ Global
                           Workplaces, Inc., HQ Global Holdings, Inc. and Chase Equity Associates, L.P., CT Mezzanine
                           Partners I LLC, ARES Leveraged Investment Fund, L.P., Ares Leveraged Investment Fund II,
                           L.P., Highbridge International LLC, Blackstone Mezzanine Partners L.P. and Blackstone
                           Mezzanine Holdings.
10.63             18       Second Amendment, Agreement and Waiver to Note and Warrant Purchase Agreement, dated as of
                           June 29, 2001, by and among HQ Global Holdings, Inc., HQ Global Workplaces, Inc., J.P.
                           Morgan Partners (BHCA) , L.P. (formerly Chase Equity Associates, L.P.), CT Mezzanine
                           Partners I LLC, Ares Leveraged Investment Fund, L.P., Ares Leveraged Investment Fund II,
                           L.P., Highbridge International LLC, Blackstone Mezzanine Partners L.P. and Blackstone
                           Mezzanine Holdings L.P.
10.64             20       Forbearance Agreement and Waiver by and among HQ Global Workplaces, Inc., HQ Global
                           Holdings, Inc., J.P. Morgan Partners (BHCA), L.P., CT Mezzanine Partners I LLC, Ares
                           Leveraged Investment Fund, L.P., Ares Leveraged Investment Fund II, L.P., Highbridge
                           International LLC, Blackstone Mezzanine Partners L.P. and Blackstone Mezzanine Holdings L.P.
10.65              7       Warrant Registration Rights Agreement, dated December 7, 1999, by and among Reckson
                           Service Industries, Inc., Elliot S. Cooperstone and H. Thach Pham
10.66             18       Certificate of Designations establishing the rights and preferences of Series A Preferred
                           Stock of HQ Global Holdings, Inc.
10.67             18       Certificate of Designations establishing the rights and preferences of Series B Preferred
                           Stock of HQ Global Holdings, Inc.
21.0                       Statement of Subsidiaries
24.0                       Powers of Attorney (included in Part IV of this Form 10-K)
-----------------

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

(B)      REPORTS ON FORM 8-K

         During the three months ended December 31, 2002, the Registrant filed the following reports:

         (i) On November 19, 2002, the Registrant submitted a Quarterly Report on Form 10-Q to report financial results for the quarter ended September 30, 2002.

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
FrontLine Capital Group

We have audited the accompanying consolidated balance sheets of FrontLine Capital Group and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' (deficiency) equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FrontLine Capital Group and Subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that FrontLine Capital Group will continue as a going concern. As more fully described in Note 1, on June 12, 2002 and March 13, 2002, respectively, the Company and its principal subsidiary HQ Global Holdings, Inc. and certain of its affiliates filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Bankruptcy code. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                      ERNST & YOUNG LLP

New York, New York
February 28, 2003, except for the information related to the proposed restructuring included in Note 1 as to which the date is March 31, 2003

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                            DECEMBER 31,
                                                                                     ----------------------------
                                                                                        2002             2001
                                                                                     -----------      -----------
ASSETS:
Current Assets:
     Cash and cash equivalents .................................................     $    10,311      $    18,139
     Restricted cash ...........................................................           1,044              878
     Accounts receivable, net of allowance for doubtful accounts of
       $1,874 and $2,492 at December 31, 2002 and 2001,
           respectively (Note 2) ...............................................           4,007            6,865
     Other current assets ......................................................          14,370            4,502
                                                                                     -----------      -----------
         Total Current Assets ..................................................          29,732           30,384
Ownership interests in and advances to unconsolidated
        companies (Note 4) .....................................................          12,322           13,396
Property and equipment, net (Note 5) ...........................................         122,582          168,486
Deferred financing costs, net ..................................................           7,616           40,274
Net assets from discontinued operations (Note 3) ...............................              --            5,500
Other assets, net ..............................................................          18,798           22,728
                                                                                     -----------      -----------
         Total Assets ..........................................................     $   191,050      $   280,768
                                                                                     ===========      ===========
LIABILITIES AND SHAREHOLDERS' DEFICIENCY:
Current Liabilities:
Liabilities subject to compromise:
     Accounts payable and accrued expenses .....................................     $    50,073      $    39,087
     Accrued restructuring costs ...............................................          62,818           49,674
     Unsecured debt ............................................................         125,000          125,000
     Credit facilities with related parties ....................................         189,464          176,909
     Notes payable .............................................................          25,000           25,000
     Other liabilities .........................................................           2,178            3,111
                                                                                     -----------      -----------
         Total liabilities subject to compromise ...............................         454,533          418,781
Liabilities not subject to compromise:
     Accounts payable and accrued expenses .....................................          46,096           21,089
     Accrued restructuring costs ...............................................           1,029            1,893
     Accrued reorganization costs ..............................................           3,440               --
     Secured debt ..............................................................         227,433          216,506
     Deferred rent payable .....................................................          43,732           52,448
     Other liabilities .........................................................          31,724           41,526
                                                                                     -----------      -----------
         Total liabilities not subject to compromise ...........................         353,454          333,462
                                                                                     -----------      -----------
         Total current liabilities .............................................         807,987          752,243
Other liabilities not subject to compromise ....................................           5,051            7,890
                                                                                     -----------      -----------
         Total Liabilities .....................................................         813,038          760,133

Redeemable convertible preferred stock (aggregate liquidation preference $25,000 at December 31, 2002 and December 31, 2001)
     (Note 9) ..................................................................          26,840           25,325

Shareholders' Deficiency (Note 10):

     8.875% convertible cumulative preferred stock, $.01 par value,
       25,000,000 shares authorized, 26,000 issued and
       outstanding, at December 31, 2002 and 2                                                --               --
     Common stock, $.01 par value, 100,000,000 shares authorized,
     37,344,039 shares issued and outstanding at
       December 31, 2002 and 2001 ..............................................             373              373
     Additional paid-in capital ................................................         398,598          400,793
     Accumulated deficit .......................................................      (1,047,799)        (905,856)
                                                                                     -----------      -----------
         Total Shareholders' Deficiency ........................................        (648,828)        (504,690)
                                                                                     -----------      -----------
         Total Liabilities and Shareholders' Deficiency ........................     $   191,050      $   280,768
                                                                                     ===========      ===========



          See accompanying notes to consolidated financial statements.

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                 YEAR ENDED DECEMBER 31,
                                                                     -------------------------------------------------
                                                                          2002              2001              2000
                                                                          ----              ----              ----
HQ Operating Revenues:
   Workstation revenue .........................................     $    211,646      $    310,520      $    279,561
   Support services ............................................          116,379           160,187           175,929
                                                                     ------------      ------------      ------------
     Total HQ Operating Revenues ...............................          328,025           470,707           455,490
                                                                     ------------      ------------      ------------

HQ Operating Expenses:
   Rent ........................................................          182,403           219,826           170,334
   Support services ............................................           37,680            58,055            53,610
   Center general and administrative ...........................           69,023           107,641            93,263
    General and administrative .................................           36,846            60,831            50,436
                                                                     ------------      ------------      ------------
     Total HQ Operating Expenses ...............................          325,952           446,353           367,643
                                                                     ------------      ------------      ------------

     HQ Operating Income .......................................            2,073            24,354            87,847
                                                                     ------------      ------------      ------------

HQ Other Expenses:
   Impairment of assets ........................................             (764)         (561,196)               --
   Depreciation and amortization (Note 2) ......................          (40,055)          (70,102)          (51,368)
   Restructuring costs .........................................          (29,372)          (57,553)               --
   Reorganization costs ........................................          (33,186)               --                --
   Interest expense, net .......................................          (27,244)          (44,387)          (32,303)
   Merger and integration costs (Note 12) ......................               --                --           (24,701)
                                                                     ------------      ------------      ------------

     HQ Loss from Continuing Operations ........................         (128,548)         (708,884)          (20,525)

Parent Expenses:
   General and administrative expenses .........................           (2,241)           (3,915)          (16,478)
   Amortization of deferred charges ............................               --            (2,274)          (14,330)
   Reorganization costs ........................................             (188)               --                --
   Restructuring costs (Note 13) ...............................             (438)          (11,490)          (12,788)
   Interest expense, net .......................................          (12,690)          (22,389)          (18,903)
   Depreciation and amortization ...............................               --                --            (1,123)
    Development stage company costs ............................               --                --            (9,999)
                                                                     ------------      ------------      ------------

     Loss from continuing operations before income taxes,
       minority interest and equity in net loss and impairment
       of unconsolidated companies .............................         (144,105)         (748,952)          (94,146)

Provision for income taxes (Note 8) ............................               --              (792)           (3,439)
Minority interest ..............................................               --           305,984            (7,688)
Gain on sale of assets .........................................              138                --                --
Equity in net loss and impairment of unconsolidated companies
   (Note 4) ....................................................           (1,407)          (36,448)         (125,928)
                                                                     ------------      ------------      ------------
   Loss before discontinued operations and extraordinary item
     from early extinguishment of debt .........................         (145,374)         (480,208)         (231,201)
Income (loss) from discontinued operations (Note 3) ............            3,431          (144,618)            1,071
                                                                     ------------      ------------      ------------

     Loss before extraordinary item from early extinguishment of
       debt ....................................................         (141,943)         (624,826)         (230,130)

Extraordinary item from early extinguishment of debt ...........               --                --            (2,648)
                                                                     ------------      ------------      ------------

       Net loss ................................................         (141,943)         (624,826)         (232,778)

Dividends on and accretion of preferred stock ..................           (2,195)           (5,582)           (2,119)
                                                                     ------------      ------------      ------------

     Net loss applicable to common shareholders ................     $   (144,138)     $   (630,408)     $   (234,897)
                                                                     ============      ============      ============

Basic and diluted net loss per weighted average common share ...     $      (3.86)     $     (17.03)     $      (6.73)
                                                                     ============      ============      ============

Basic and diluted weighted average common shares outstanding ...       37,344,039        37,009,891        34,880,709
                                                                     ============      ============      ============


          See accompanying notes to consolidated financial statements.

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIENCY) EQUITY
                                 (IN THOUSANDS)

                                                                                              ACCUMULATED         TOTAL
                                                            ADDITIONAL                          OTHER         SHAREHOLDERS'
                                              COMMON         PAID-IN         ACCUMULATED     COMPREHENSIVE     (DEFICIENCY)
                                              STOCK          CAPITAL           DEFICIT          INCOME            EQUITY
                                            -----------     -----------      -----------      -----------      -----------
Shareholders' equity, January 1,
   2000 ...............................     $       307     $   162,054      $   (48,252)     $        --      $   114,109
   Issuance of common stock ...........              31          66,019               --               --           66,050
   Issuance of common stock and
     warrants in a public offering, net
     of costs of $6,667 ...............              26         115,920               --               --          115,946
   Issuance of preferred stock, net ...              --          24,459               --               --           24,459
   Proceeds from the exercise of
     employee stock options ...........               2           1,163               --               --            1,165
   Issuance of warrants ...............              --          33,420               --               --           33,420
   Dividends on and accretion of
     redeemable preferred stock .......              --          (2,119)              --               --           (2,119)
   Unrealized gain on marketable
       equity securities................             --              --               --              591              591
   Net loss ............................             --              --         (232,778)              --         (232,778)
                                            -----------     -----------      -----------      -----------      -----------
Shareholders' equity, December 31,
  2000 ................................             366         400,916         (281,030)             591          120,843
   Proceeds from the exercise of
     employee stock options ...........               7           1,615               --               --            1,622
   Dividends on and accretion of
     redeemable preferred stock .......              --          (1,738)              --               --           (1,738)
    Unrealized gain on marketable
      equity securities ...............              --              --               --             (591)            (591)
   Net loss ...........................              --              --         (624,826)              --         (624,826)
                                            -----------     -----------      -----------      -----------      -----------
Shareholders' (deficiency) equity,
 December 31, 2001.....................             373         400,793         (905,856)              --         (504,690)
   Dividends on and accretion of
     redeemable preferred stock .......              --          (2,195)              --               --           (2,195)
   Net loss ...........................              --              --         (141,943)              --         (141,943)
                                            -----------     -----------      -----------      -----------      -----------
Shareholders' (deficiency) equity,
 December 31, 2002.....................     $       373     $   398,598      $(1,047,799)     $        --      $  (648,828)
                                            ===========     ===========      ===========      ===========      ===========



          See accompanying notes to consolidated financial statements.

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                  YEAR ENDED DECEMBER 31,
                                                                          ----------------------------------------
                                                                             2002           2001           2000
                                                                             ----           ----           ----
Cash Flows from Operating Activities:
   Loss from continuing operations ..................................     $(145,374)     $(480,208)     $(233,849)
   Adjustments to reconcile loss from continuing operations to cash provided by (used in) operating activities:
       Depreciation and amortization ................................        40,055         70,102         52,491
       Impairment of assets .........................................           764        561,196             --
       Amortization of deferred financing costs .....................         8,487          8,908          5,720
       Extraordinary loss on early extinguishment of debt ...........            --             --          2,648
       Equity in net loss and impairment of unconsolidated companies          1,407         36,448        125,928
       Minority interest ............................................            --       (305,984)         7,688
       Stock and related compensation ...............................           147          2,076         15,188
       Non-cash restructuring costs .................................        23,012         59,795          8,875
       Non-cash reorganization costs ................................        25,699             --             --
       Changes in operating assets and liabilities:
         Accounts receivable, net ...................................         2,859         25,123        (19,801)
         Acquisition costs and other assets .........................        (8,506)        11,200         17,240
         Deferred rent payable ......................................         4,244          9,896         16,455
         Accounts payable and accrued expenses ......................        34,243         (3,374)       (40,754)
         Accrued restructuring costs ................................        (8,854)        (6,094)            --
         Other liabilities ..........................................          (635)         8,782         16,575
                                                                          ---------      ---------      ---------
           Net cash used in operating activities
              from continuing operations ............................       (22,452)        (2,134)       (25,596)
           Net cash provided by (used in) discontinued operations ...        (6,236)        14,423          1,397
                                                                          ---------      ---------      ---------
           Net cash provided by (used in) operating activities ......       (28,688)        12,289        (24,199)
                                                                          ---------      ---------      ---------
Cash Flows from Investing Activities:
       Acquisitions of officing solutions centers, net of cash
          Proceeds ..................................................            --             --       (323,653)
       Equipment ....................................................        (5,623)       (35,381)       (60,741)
       Restricted cash ..............................................          (166)         4,890         22,866
       Proceeds from sale of short-term investments .................         1,010         20,918             --
       Acquisition of ownership interests and advances to
         unconsolidated companies ...................................           (67)       (10,426)       (68,322)
                                                                          ---------      ---------      ---------
       Net cash used in continuing investing activities .............        (4,846)       (19,999)      (429,850)
       Net cash provided by (used in) discontinued operations .......        15,292        (12,011)        (2,746)
                                                                          ---------      ---------      ---------
       Net cash provided by (used in) investing activities ..........        10,446        (32,010)      (432,596)
                                                                          ---------      ---------      ---------
Cash Flows from Financing Activities:
       Issuance of common stock and warrants, net of costs ..........            --             --        156,957
       Issuance of preferred stock and redeemable preferred
         stock, net of costs ........................................            --         10,000         38,510
       Deferred financing costs .....................................            --             --        (27,161)
       Net receipts in credit facilities with related parties .......            --          6,538         13,675
       Capital leases ...............................................          (384)        (1,984)        (2,657)
       Net receipts of secured credit facility and notes payable ....        10,927          3,581         55,615
       Net proceeds from minority interest ..........................          (129)          (366)       208,193
       Other, net ...................................................            --            426            588
                                                                          ---------      ---------      ---------
       Net cash provided by financing activities ....................        10,414         18,195        443,720
                                                                          ---------      ---------      ---------
Cash and Cash Equivalents:
   Net decrease .....................................................        (7,828)        (1,526)       (13,075)
   Beginning of period ..............................................        18,139         19,665         32,740
                                                                          ---------      ---------      ---------
   End of period ....................................................     $  10,311      $  18,139      $  19,665
                                                                          =========      =========      =========
Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for:
     Interest .......................................................     $      24      $  11,833      $  58,245
                                                                          =========      =========      =========
     Income taxes ...................................................     $      --      $   1,554      $   1,499
                                                                          =========      =========      =========

          See accompanying notes to consolidated financial statements.

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

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

FRONTLINE BANKRUPTCY PROCEEDING

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

On November 14, 2002, the Bankruptcy Court issued an order, which, among other things, extended the exclusive period during which only Frontline may file a plan of reorganization through and including February 7, 2003. On March 24, 2003, the Bankruptcy Court issued an order which among other things, further extended the exclusive period during which only Frontline may file a plan of reorganization through and including June 6, 2003. The Company anticipates proposing a plan of reorganization in accordance with the federal bankruptcy laws as administered by the Bankruptcy Court prior to that date. Confirmation of a Plan of reorganization could materially change the amounts currently recorded in the financial statements. The financial statements do not give effect to any adjustment to the carrying value of assets, or amounts and classifications of liabilities that might be necessary as a consequence of this matter. The Company has the exclusive right to propose a plan of reorganization through which period may be extended further by the Bankruptcy Court.

By order dated March 31, 2003, the Bankruptcy Court also authorized Frontline to, among other things, (a) perform its duties as a debtor-in-possession in connection with a wholly-owned subsidiary that is a managing member of a limited liability company, by negotiating and executing definitive documents consistent with the transactions detailed in the term sheets regarding the proposed restructuring of Reckson Strategic Venture Partners, LLC and with respect to New World Realty, LLC annexed to such order (collectively, the "Transactions"), and
(b) to perform such actions and take all steps necessary to implement and consummate such Transactions.

HQ GLOBAL BANKRUPTCY PROCEEDING

On March 13, 2002, HQ filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware and received a commitment for $30 million in debtor-in-possession financing. See Note 3.

NOTES PAYABLE, CREDIT FACILITIES AND PREFERRED STOCK DEFAULTS

As of December 31, 2002, the Company has not paid certain principal and interest due on the FrontLine Bank Credit Facility and both the FrontLine Bank Credit Facility (Note 8) and the Credit Facilities with Reckson Operating Partnership, L.P. ("Reckson") (Note 15) are in default. Additionally, the Company did not pay the dividend that became payable on December 31, 2001 or any subsequent dividend for the Redeemable Preferred Stock, and is in default under that agreement (Note
9).

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

DELISTING BY NASDAQ

In March 2002, the Company's stock was delisted by Nasdaq as a direct result of the HQ bankruptcy filing. The Company's common stock currently trades on the OTC Bulletin Board under the symbol FLCGQOB.

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

The accompanying consolidated financial statements have been presented in accordance with statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code ("SOP 90-7"). In accordance with SOP 90-7, no interest has been accrued on unsecured debt, no dividends on preferred stock have been accrued, unamortized premiums and debt issuance costs relating to unsecured debt have been expensed, costs relating to the bankruptcy proceeding and interest earned on accumulating cash resulting from the bankruptcy proceeding and interest earned on accumulating cash resulting from the bankruptcy proceeding have been reported as reorganization items in the accompanying statement of operations, and liabilities subject to compromise have been separately reported in the accompanying balance sheet.

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

HQ's and FrontLine's cash balances are each held primarily at one financial institution and exceed insurable amounts. The Company believes it mitigates its risk by investing in or through a major financial institution.

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

The following represents the activity in HQ's allowance for doubtful accounts for the years ended December 31, 2002, 2001 and 2000 (in thousands):

                                          YEAR ENDED DECEMBER 31,
                                   ------------------------------------
                                     2002          2001          2000
                                   --------      --------      --------
Balance at beginning of period     $  2,492      $  3,393      $    861
Charged to cost and expenses           (252)        9,684         3,050
Recorded in the HQ Merger                --            --         1,335
Accounts written off                   (366)      (10,585)       (1,853)
                                   --------      --------      --------
Balance at end of period           $  1,874      $  2,492      $  3,393
                                   ========      ========      ========

PROPERTY AND EQUIPMENT

Property and equipment consists primarily of property and equipment owned by HQ, and is stated at cost less accumulated depreciation and amortization. Effective January 1, 1999, the Company adopted Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software. During 2001 and 2000, HQ capitalized $1.5 million and $5.7 million, respectively, related to the development of its enterprise resource system. No amounts were capitalized in 2002.

Office equipment, furniture and fixtures are depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. The cost of HQ's enterprise resource system is being amortized over seven years. Leasehold improvements are amortized over the lesser of the term of the related lease or the estimated useful lives of the assets.

DEFERRED FINANCING COSTS

The Company amortizes deferred financing costs over the term of the related debt. Deferred financing costs totaled $7.6 million and $40.3 million at December 31, 2002 and 2001, respectively, net of accumulated amortization of $11.8 million and $16.2 million, respectively. Amortization of deferred financing costs is included as a component of interest expense in the accompanying consolidated statement of operations.

IMPAIRMENTS OF OWNERSHIP INTERESTS AND ADVANCES TO UNCONSOLIDATED COMPANIES

The Company continually evaluates the carrying value of its ownership interests in and advances to each of its investments in unconsolidated companies for possible impairment based on achievement of business plan objectives and milestones, the value of each ownership interest in the unconsolidated company relative to carrying value, the financial condition and prospects of the company and other relevant factors. The fair value of the Company's ownership interests in and advances to privately held companies is generally determined based on the value at which independent third parties have invested or have committed to invest in the companies. The Company recorded a $25.7 million charge during the year ended December 31, 2000 to recognize impairment charges to reduce the carrying value of its investments in certain unconsolidated companies. In recognition of continuing difficult capital market conditions and operating performance of these ownership interests, the Company recorded an additional impairment charge of $32.9 million during the year ended December 31, 2001. Of the $32.9 million charge, $20.0 million related to Reckson Strategic Venture Partners, LLC ("Reckson Strategic"). See Note 4 for further discussion. These charges are included in "Equity in net loss and impairment of unconsolidated companies" in the accompanying Consolidated Statements of Operations. During the year ended December 31, 2002, the Company determined that no additional impairment charge was necessary.

IMPAIRMENTS OF LONG-LIVED ASSETS

Impairment charges are recorded as a permanent reduction in the carrying amount of the related asset. Effective January 1, 2002, the Company adopted Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, ("FAS 142"). As a result, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests. Other intangible assets continue to be amortized over their useful lives.

As a result of impairment charges recorded in the third and fourth quarters of 2001, discussed below, the Company does not have any goodwill or indefinite-lived intangible assets recorded at December 31, 2002 or 2001. Accordingly, adoption of FAS 142 did not have an impact on the Company's financial condition or results of operations.

Effective January 1, 2002, the Company also adopted FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS 144"). The FASB's new rules on asset impairment supersede FAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("FAS 121"). FAS 144 retains the requirements of FAS 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows, and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset, but removes goodwill from its scope. FAS 144 will primarily impact the accounting for intangible assets subject to amortization, property and equipment, and certain other long-lived assets. The adoption of FAS 144 did not have a significant impact on the Company's financial condition or results of operations.

Prior to January 1, 2002, the Company reviewed long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used was measured by a comparison of the carrying amount of an asset to the estimated fair value of the asset or business center. In preparing these estimates, HQ made a number of assumptions concerning occupancy rates, rates which will be charged to clients for workstations and services, and rates of growth of rent expense and other operating expenses. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets.

Based on the trend of operating losses as well as HQ's inability to remain in compliance with its debt arrangements, HQ determined that the carrying value of its intangible assets was impaired at September 30, 2001. Therefore, in the third quarter of 2001, the Company recognized an impairment charge of approximately $294.1 million, representing the amount by which the carrying amount of the intangible assets exceeded their estimated fair value. As a result of continuing operating losses, the Company further revised its projected cash flows during the fourth quarter of 2001, resulting in an additional impairment charge of $241.4 million. Assets to be disposed of are reported at the lower of the carrying amount or estimated fair value less costs to sell. Accordingly, the Company recorded impairment charges of $0.8 million and $25.7 million related to restructurings in 2002 and 2001, respectively (Note 14).

RECENT PRONOUNCEMENTS

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This new rule requires companies to recognize costs associated with exit or disposal activities when the liability is incurred rather than at the date of commitment to exit from or dispose of an activity as required by current generally accepted accounting principles. This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Accordingly, adoption of this new rule will not have a material affect on the Company's financial statements. However, the Company's accounting for exit and disposal activities, including restructurings, after that date will be impacted.

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

FRANCHISE FEES

At December 31, 2002, HQ is a franchiser of 15 domestic and 31 international business centers operated by unrelated franchisees. The financial results of franchised locations are not included in the consolidated results of the Company. HQ charges a franchise fee for use of its brand name and marketing support, which is recorded in the period earned. Franchise fees aggregated $0.8 million, $1.5 million, and $1.8 million for the years ended December 31, 2002, 2001 and 2000, respectively and are included in business service revenues.

RENT EXPENSE

Payments under operating leases are recognized as rent expense on a straight-line basis over the term of the related lease. The difference between the rent expense recognized for financial reporting purposes and the actual payments made in accordance with the lease agreements is recognized as a deferred rent liability. Rent expense charged to operations for the years ended December 31, 2002, 2001 and 2000, exceeded actual rental payments by $6.2 million, $9.0 million and $9.2 million, respectively.

During the years ended December 31, 2002, 2001 and 2000, the Company recorded deferred credits relating to tenant improvements, which are reimbursed or paid by landlords and amortized against rent expense over the life of the leases, of $2.8 million, $3.9 million and $8.9 million, respectively. As of December 31, 2002 and 2001, the deferred rent liability includes approximately $17.2 million and $26.0 million, respectively, representing the unamortized balances of such deferred credits.

The estimated fair value of favorable lease rates on business centers acquired in the HQ Merger is being amortized over the terms of the respective leases acquired (Note 3). At December 31, 2002 and 2001, the remaining unamortized balances of favorable leases included in "Other assets and deferred charges, net" totaled $14.6 million and $16.8 million, respectively. At December 31, 2002, the weighted average remaining term of these leases was 7.5 years.

HQ DEPRECIATION AND AMORTIZATION

Depreciation and amortization of the HQ Segment consists of the following (in thousands):

                                                   YEAR ENDED DECEMBER 31,
                                              -------------------------------
                                                2002        2001        2000
                                              -------     -------     -------

Property and equipment ..................     $37,655     $42,538     $28,279
Goodwill ................................          --      25,164      21,359
Favorable acquired business center leases       2,400       2,400       1,400
Other intangible assets .................          --          --         330
                                              -------     -------     -------
                                              $40,055     $70,102     $51,368
                                              =======     =======     =======

STOCK-BASED COMPENSATION

The Company follows Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock options. The Company accounts for stock-based compensation for non-employees under the fair value method prescribed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("FAS 123"). Through December 31, 2002, there have been no significant grants to non-employees.

Pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method prescribed by FAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2002, 2001 and 2000, risk-free interest rate of 5%, no expected dividend yield, a volatility factor of the expected market price of the Company's common stock of .600 for each year, and a weighted-average expected life of the option of 7 years. The volatility assumption reflects the estimated volatility that has occurred and is expected to continue to occur as a result of FrontLine's revised business plan following the Restructuring.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. For the years ended December 31, 2002, 2001 and 2000 the Company's pro forma information follows (in thousands, except per share data):

                                                                      2002           2001           2000
                                                                      ----           ----           ----
Net loss as reported .........................................     $(144,138)     $(630,408)     $(232,778)
Less:  Stock option  expense  determined  under the fair value
recognition methods for all awards ...........................        (4,055)        (4,101)       (18,765)
                                                                   ---------      ---------      ---------
Pro forma net loss ...........................................     $(148,193)     $(634,509)     $(251,543)
                                                                   =========      =========      =========
Basic and diluted net loss per share as reported .............     $   (3.86)     $  (17.03)     $   (6.73)
                                                                   =========      =========      =========
Pro forma basic and diluted net loss per share ...............     $   (3.97)     $  (17.14)     $   (7.21)
                                                                   =========      =========      =========

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

There were no differences between net loss and comprehensive loss in 2002.

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

HQ enters into contracts that establish a cap and a floor interest rate on notional amounts to hedge the interest rate risk on its floating-rate debt. The Company's policy is that it will not speculate in hedging activities. The effect of adopting FAS 133 as of January 2001 was not material to the Company's results of operations. There were no derivatives outstanding at December 31, 2002.

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

3.       INTEREST IN HQ GLOBAL

On June 1, 2000, VANTAS Incorporated ("VANTAS") merged with HQ Global Workplaces, Inc. ("Old HQ"), in a two-step merger, and HQ Global also acquired two other entities involved in the executive office suites business outside the United States (the "HQ Merger"). As a result of the HQ Merger, the combined company, under the name HQ Global Workplaces, Inc., became a wholly-owned subsidiary of a newly-formed parent corporation, HQ Global. The HQ Merger was financed through a combination of debt and HQ Global preferred stock and warrants. As of December 31, 2000, FrontLine's ownership interest was 56.5% on a basic basis. Although FrontLine's percentage ownership may vary depending on the actual preferred stock conversion price, on a fully-diluted basis, assuming the outstanding preferred stock converted at the HQ Merger conversion price, and including certain warrants to purchase HQ Global stock, FrontLine would own approximately 38% of the common stock of HQ Global. To effectuate the HQ Merger, FrontLine contributed approximately $17 million in cash and its ownership interest in VANTAS.

The costs of the HQ Merger have been allocated to the respective assets acquired and liabilities assumed, with the remainder recorded as goodwill, based on estimates of fair values as follows (dollars in thousands):

       Working capital .....................................     $   7,840
       Property and equipment ..............................       107,047
       Goodwill ............................................       407,441
       Favorable acquired business center operating leases .        25,690
       Other assets ........................................        32,504
       Other liabilities ...................................       (45,080)
       Notes payable .......................................      (138,693)
                                                                 ---------
       Total ...............................................     $ 396,749
                                                                 =========

The estimates of fair value were determined by HQ's management based on information provided by the management of the acquired entities. The above purchase price allocation has been revised from the original allocation as estimated amounts have been finalized.

HQ is a provider of flexible officing solutions. As of December 31, 2002, HQ owned, operated, or franchised 304 business centers which are included in continuing operations and are primarily located in the United States. There were 19 business centers operating at December 31, 2002 that were held for sale and are included in discontinued operations or in the process of being closed. A wholly-owned subsidiary of HQ is also the franchiser of 15 domestic and 31 international business centers for unrelated franchisees. HQ provides a complete outsourced office solution through furnished and equipped individual offices and multi-office suites available on short notice with flexible contracts. HQ also provides business support and information services including: telecommunications; broadband Internet access; mail room and reception services; high speed copying, faxing and printing services; secretarial, desktop publishing and IT support services and various size conference facilities, with multi-media presentation and video teleconferencing capabilities. HQ also provides similar services for those businesses and individuals that do not require offices on a full-time basis.

UNAUDITED PRO FORMA INFORMATION

The unaudited pro forma financial information set forth below is based upon the historical statements of operations of FrontLine for the year ended December 31, 2000, adjusted to give effect to the HQ Merger as of January 1, 2000. The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the HQ Merger occurred as presented, nor does it purport to represent the results of operations for future periods (in millions, except per share amounts).

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                                 2000
                                                              (UNAUDITED)
                                                              -----------
     Revenues .......................................          $   612.3
     Net loss .......................................             (222.9)
     Net loss applicable to common shareholders......             (225.0)
     Basic and diluted net loss per common share.....          $   (6.45)

OWNERSHIP BY FRONTLINE

To facilitate HQ Global obtaining amendments to certain debt covenants, on June 29, 2001, FrontLine invested an additional $15 million into HQ Global via the acquisition of a new subordinated series of preferred stock and common stock warrants.

As of December 31, 2002, FrontLine's ownership interest was approximately 56% on a basic basis. Although FrontLine's percentage ownership may vary depending on the actual preferred stock conversion price, on a fully-diluted basis, assuming the outstanding preferred stock converted at the HQ Merger conversion price, and including certain warrants to purchase HQ Global stock, FrontLine would own approximately 39.9% of the common stock of HQ Global.

An HQ Global shareholder has a put option ("Put Option") to require the Company to purchase all of its interest any time between January 8, 2002 and January 8, 2005, at the then determined fair value of the interest.

The Company entered into a shareholders agreement (the "HQ Stockholders Agreement") with certain of the stockholders of HQ Global which provides such stockholders with rights to put up to approximately 3.1 million shares of HQ Global (the "HQ Shares") to the Company during the two years subsequent to the HQ Merger if HQ Global has not completed an initial public offering of its shares. On February 25, 2002, such stockholders irrevocably waived their Put Rights.

HQ GLOBAL BANKRUPTCY

On March 13, 2002, HQ Global and certain of its affiliates (collectively, the "Debtors") filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Court"). The Debtors continue to operate their business and manage their properties as debtors-in-possession during the Chapter 11 proceeding. The Debtors have the exclusive right to propose a plan of reorganization until May 13, 2003, which period may be extended further by the Court. The Debtors are obligated under their debtor-in-possession financing facility to file with the Delaware Bankruptcy Court, no later than April 30, 2003, a plan of reorganization in a form acceptable to the "Requisite Lenders" under the facility. The Debtors and their debtor-in-possession lenders have agreed, subject to approval by the Delaware Bankruptcy Court to an extension of this deadline to June 30, 2003.

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

DISCONTINUED OPERATIONS

In December 2001, HQ's Board of Directors approved a plan to dispose of HQ's business in Europe. As a result of this transaction, the HQ consolidated balance sheets for the years ended December 31, 2002 and 2001 and the statements of operations and cash flows for the years ended December 31, 2002, 2001 and 2000 present the European businesses as a discontinued operation.

On June 24, 2002, HQ sold certain assets of the discontinued operations in the United Kingdom for cash proceeds of $15.5 million. Of this amount, $11.5 million was repatriated to the United States. This transaction resulted in a gain of $5.4 million, representing the excess of the proceeds over the previously estimated net realizable value of the assets. The gain of $5.4 million was recorded in the second quarter of 2002 and is included in income from discontinued operations for the twelve months ended December 31, 2002. There were no income taxes related to this transaction. Excluding this transaction, the loss from discontinued operations was $2.0 million for the year ended December 31, 2002.

Summarized financial information for the discontinued operations is as follows (in thousands):

                                                                         YEAR ENDED DECEMBER 31,
                                                               --------------------------------------
                                                                 2002          2001           2000
                                                               ---------     ---------      ---------
Revenues .................................................     $  30,004     $  42,078      $   8,471
                                                               =========     =========      =========
Income (loss) before provision for income taxes...........     $   3,431     $(142,780)     $   3,059
Provision for income taxes ...............................            --        (1,838)        (1,988)
                                                               ---------     ---------      ---------
Income (loss) from discontinued operations, net...........     $   3,431     $(144,618)     $   1,071
                                                               =========     =========      =========


The loss from discontinued operations for the year ended December 31, 2001 contains an asset impairment charge of $141.2 million.

The net assets of discontinued operations are not significant to the HQ consolidated balance sheets as of December 31, 2002 and 2001.

FINANCIAL STATEMENTS

The following statements present the portion of the Company's financial position, results of operations and cash flows represented by HQ Global and predecessor entities as of and for the periods indicated.

3.       INTEREST IN HQ GLOBAL AND PREDECESSOR ENTITIES (CONTINUED)

                       HQ GLOBAL AND PREDECESSOR ENTITIES
                                 BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                       DECEMBER 31,
                                                                                   2002           2001
                                                                                 ---------      ---------
ASSETS:
Current Assets:
     Cash and cash equivalents .............................................     $  10,011      $  16,151
     Restricted cash .......................................................         1,044            878
       Accounts receivable, net of allowance for doubtful accounts of $1,874
         and $2,492 at December 31, 2002 and 2001, respectively ............         4,007          6,865
     Other current assets ..................................................        13,516          4,141
                                                                                 ---------      ---------
         Total Current Assets ..............................................        28,578         28,035
Property and equipment, net ................................................       122,582        168,486
Deferred financing costs, net ..............................................         7,570         40,127
Net assets from discontinued operations ....................................            --          5,500
Other assets, net ..........................................................        18,161         20,950
                                                                                 ---------      ---------
         Total Assets ......................................................     $ 176,891      $ 263,098
                                                                                 =========      =========
LIABILITIES AND NET BUSINESS UNIT DEFICIENCY:
Current Liabilities Liabilities subject to compromise:
     Accounts payable and accrued expenses .................................     $  44,459      $  39,087
     Accrued restructuring costs ...........................................        62,818         49,674
     Unsecured debt ........................................................       125,000        125,000
     Other liabilities .....................................................         2,178          3,111
                                                                                 ---------      ---------
         Total liabilities subject to compromise ...........................       234,455        216,872
Liabilities not subject to compromise:
     Accounts payable and accrued expenses .................................        46,096         17,053
     Accrued restructuring costs ...........................................         1,029          1,893
     Accrued reorganization costs ..........................................         3,440             --
     Secured debt ..........................................................       227,433        216,506
     Deferred rent payable .................................................        43,732         52,448
     Other liabilities .....................................................        31,724         41,526
                                                                                 ---------      ---------
          Total liabilities not subject to compromise ......................       353,454        329,426
                                                                                 ---------      ---------
          Total Current Liabilities ........................................       587,909        546,298
Other liabilities not subject to compromise ................................         5,051          7,890
                                                                                 ---------      ---------
          Total Liabilities ................................................       592,960        554,188
Net business unit deficiency ...............................................      (416,069)      (291,090)
                                                                                 =========      =========
         Total Liabilities and Net Business Unit Deficiency ................     $ 176,891      $ 263,098
                                                                                 =========      =========

3.       INTEREST IN HQ GLOBAL AND PREDECESSOR ENTITIES (CONTINUED)

                       HQ GLOBAL AND PREDECESSOR ENTITIES
                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                           YEAR ENDED DECEMBER 31,
                                                                 ---------------------------------------
                                                                    2002           2001           2000
                                                                    ----           ----           ----
HQ Operating Revenues:
   Workstation revenue .....................................     $ 211,646      $ 310,520      $ 279,561
   Support services ........................................       116,379        160,187        175,929
                                                                 ---------      ---------      ---------
     Total HQ Operating Revenues ...........................       328,025        470,707        455,490
                                                                 ---------      ---------      ---------
HQ Operating Expenses:
   Rent ....................................................       182,403        219,826        170,334
   Support services ........................................        37,680         58,055         53,610
   Center general and administrative .......................        69,023        107,641         93,263
   General and administrative ..............................        36,846         60,831         50,436
                                                                 ---------      ---------      ---------
     Total HQ Operating Expenses ...........................       325,952        446,353        367,643
                                                                 ---------      ---------      ---------
     HQ Operating Income ...................................         2,073         24,354         87,847
                                                                 ---------      ---------      ---------
HQ Other Expenses:
   Impairment of assets ....................................          (764)      (561,196)            --
   Depreciation and amortization ...........................       (40,055)       (70,102)       (51,368)
   Restructuring costs .....................................       (29,372)       (57,553)            --
   Reorganization costs ....................................       (33,186)            --             --
   Interest expense, net ...................................       (27,244)       (44,387)       (32,303)
   Merger and integration costs ............................            --             --        (24,701)
                                                                 ---------      ---------      ---------
     Loss from continuing operations before income taxes and
       minority interest ...................................      (128,548)      (708,884)       (20,525)
Provision for income taxes .................................            --           (792)        (3,439)
Minority interest ..........................................            --        305,984         (7,688)
Gain on sale of assets .....................................           138             --             --
                                                                 ---------      ---------      ---------
Loss before discontinued operations ........................      (128,410)      (403,692)       (31,652)
Income (loss) from discontinued operations .................         3,431       (144,618)         1,071
                                                                 ---------      ---------      ---------
     Net loss attributable to HQ ...........................     $(124,979)     $(548,310)     $ (30,581)
                                                                 =========      =========      =========


3.       INTEREST IN HQ GLOBAL AND PREDECESSOR ENTITIES (CONTINUED)

                            HQ GLOBAL AND PREDECESSOR
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                 YEAR ENDED DECEMBER 31,
                                                                        ---------------------------------------
                                                                           2002           2001            2000
                                                                           ----           ----            ----
Cash Flows from Operating Activities:
   Loss before discontinued operations attributable to HQ .........     $(128,410)     $(403,692)     $ (31,652)
   Adjustments to reconcile loss before discontinued operations attributable to HQ to cash provided by (used in)
     operating activities:
       Depreciation and amortization ..............................        40,055         70,102         51,368
       Impairment of assets .......................................           764        561,196             --
       Amortization of deferred financing costs ...................         8,386          8,125          4,920
       Minority interest ..........................................            --       (305,984)         7,688
       Stock and related compensation .............................           147           (738)           858
       Non-cash restructuring costs ...............................        22,880         57,661             --
       Non-cash reorganization costs ..............................        25,699             --             --
       Changes in operating assets and liabilities:
         Accounts receivable, net .................................         2,859         25,123        (19,801)
         Acquisition costs and other assets .......................        (8,820)         5,787         18,975
         Deferred rent payable ....................................         4,244          9,896         16,455
         Accounts payable and accrued expenses ....................        34,420          6,041        (34,076)
         Accrued restructuring costs ..............................        (8,854)        (6,094)            --
         Other liabilities ........................................       (13,191)       (12,166)         8,206
                                                                        ---------      ---------      ---------
           Net cash provided by (used in) operating activities
             from continuing operations ...........................       (19,821)        15,257         22,941
           Net cash provided by (used in) discontinued operations .        (6,236)        14,423          1,397
                                                                        ---------      ---------      ---------
           Net cash provided by (used in) operating activities ....       (26,057)        29,680         24,338
                                                                        ---------      ---------      ---------
Cash Flows from Investing Activities:
   Acquisitions of officing solutions centers, net of cash proceeds            --             --       (251,051)
   Equipment ......................................................        (5,623)       (35,381)       (57,722)
   Restricted cash ................................................          (166)         4,890         22,866
                                                                        ---------      ---------      ---------
           Net cash used in continuing investing activities .......        (5,789)       (30,491)      (285,907)
           Net cash provided by (used in) discontinued operations .        15,292        (12,011)        (2,746)
                                                                        ---------      ---------      ---------
           Net cash provided by (used in) investing activities ....         9,503        (42,502)      (288,653)
                                                                        ---------      ---------      ---------
Cash Flows from Financing Activities:
   Net proceeds from Parent .......................................            --         15,000         18,424
   Deferred financing costs .......................................            --             --        (25,732)
   Net proceeds from notes payable ................................        10,927          3,581         75,022
   Capital leases .................................................          (384)        (1,984)        (2,657)
   Net proceeds from minority interest ............................          (129)          (366)       208,193
                                                                        ---------      ---------      ---------
           Net cash provided by financing activities ..............        10,414         16,231        273,250
                                                                        ---------      ---------      ---------
Cash and Cash Equivalents:
   Net (decrease) increase ........................................        (6,140)         3,409          8,935
   Beginning of period ............................................        16,151         12,742          3,807
                                                                        ---------      ---------      ---------
   End of period ..................................................     $  10,011      $  16,151      $  12,742
                                                                        =========      =========      =========


4.       OTHER OWNERSHIP INTERESTS

The Company's ownership interests in its investees are classified according to the applicable accounting method utilized at December 31, 2002, 2001 and 2000. The carrying value of equity method investments represents the Company's acquisition cost less any impairment charges and the Company's share of such investees' losses. The carrying value of cost method investments represents the Company's acquisition costs less any impairment charges in such investees. The Company's ownership interests in and advances to investees as of December 31, 2002, are as follows (in thousands):

                                                 DECEMBER 31, 2002                 DECEMBER 31, 2001
                                         --------------------------------    -------------------------------
                                         CARRYING VALUE        COST          CARRYING VALUE        COST
                                         --------------    --------------    --------------    -------------
Equity Method.........................      $ 12,322          $158,671          $ 13,396         $158,671
Cost Method...........................            --            18,075                --           18,075
                                            --------                            --------
                                            $ 12,322                            $ 13,396
                                            ========                            ========

The following details the Company's equity in net loss and impairment of unconsolidated companies (in thousands):

                                                                    YEAR ENDED DECEMBER 31,
                                                           ---------------------------------------
                                                             2002           2001            2000
                                                           ---------      ---------      ---------
OnSite Access, Inc. and predecessor entity ...........     $      --      $      --      $ (39,017)
RealtyIQ Corp. .......................................            --             --        (38,797)
EmployeeMatters, Inc. ................................            --             --        (15,139)
Gain on sale of EmployeeMatters, Inc. (see below) ....            --             --          8,287
Reckson Strategic Venture Partners ...................        (1,407)        (5,069)        (4,421)
Other unconsolidated companies .......................            --             --        (11,101)
Aggregate impairment charges (see Note 14) ...........            --        (31,970)       (25,740)
Gain on Sale of Intuit, Inc. stock ...................            --            591             --
                                                           ---------      ---------      ---------
   Equity in net loss and impairment of unconsolidated
     companies .......................................     $  (1,407)     $ (36,448)     $(125,928)
                                                           =========      =========      =========


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

Through RSVP Holdings, LLC ("Holdings"), the Company is a managing member and 100% owner of the common equity of Reckson Strategic. New World Realty, LLC, an entity owned by two individuals (the "RSVP Managing Directors") retained by Holdings, acts as a managing member of Holdings, and have a carried interest which provides for the RSVP Managing Directors to receive a share in the profits of Reckson Strategic after the Company, Paine Webber Real Estate Securities, Inc., ("Paine Webber") and Stratum Realty Fund, L.P. ("Stratum") have received certain minimum returns and a return of capital. Paine Webber and Stratum are non-managing members and preferred equity owners who have committed $150 million and $50 million, respectively, in capital and share in profits and losses of Reckson Strategic with the Company, subject to a maximum internal rate of return of 16% of invested capital. The carrying values of the Company's investment in Reckson Strategic were $12.3 million and $13.4 million as of December 31, 2002 and 2001, respectively.

During 2001, the Company recognized a $20.0 million valuation impairment based on its assessment of value, recoverability and probability that this investment would not ultimately be realized at its otherwise carrying value.

FINANCIAL STATEMENTS

The following statements present the portion of the Company's financial position, results of operations and cash flows represented by FrontLine Parent and other interests as of and for the periods indicated.

                      FRONTLINE PARENT AND OTHER INTERESTS
                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                DECEMBER 31,
                                                                      ----------------------------
                                                                          2002             2001
                                                                      -----------      -----------
ASSETS:
Current Assets:
     Cash and cash equivalents ..................................     $       300      $     1,988
     Other current assets .......................................             854              361
                                                                      -----------      -----------
         Total Current Assets ...................................           1,154            2,349
Ownership interests in and advances to unconsolidated companies .          12,322           13,396
Deferred financing costs, net ...................................              46              147
Other assets, net ...............................................             637            1,778
                                                                      -----------      -----------
         Total Assets ...........................................     $    14,159      $    17,670
                                                                      ===========      ===========
LIABILITIES AND SHAREHOLDERS' (DEFICIENCY) EQUITY:
Current Liabilities:
Liabilites subject to compromise:
     Accounts payable and accrued expenses ......................     $     5,614      $     4,036
     Credit facilities with related parties .....................         189,464          176,909
     Notes payable ..............................................          25,000           25,000
                                                                      -----------      -----------
         Total Liabilities subject to compromise ................         220,078          205,945
Negative ownership interest in HQ Global and predecessor entities         416,069          291,090
Redeemable convertible preferred stock ..........................          26,840           25,325
Shareholders' Deficiency:
     Common stock, $.01 par value, 100,000,000 shares authorized,
       37,344,039 shares issued and outstanding at
       December 31, 2002 and 2001 ...............................             373              373
     Additional paid-in capital .................................         398,598          400,793
     Accumulated deficit ........................................      (1,047,799)        (905,856)
                                                                      -----------      -----------
         Total Shareholders' Deficiency .........................        (648,828)        (504,690)
                                                                      -----------      -----------
         Total Liabilities and Shareholders' Deficiency .........     $    14,159      $    17,670
                                                                      ===========      ===========

                      FRONTLINE PARENT AND OTHER INTERESTS
                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                             YEAR ENDED DECEMBER 31,
                                                                    ---------------------------------------
                                                                       2002           2001           2000
                                                                       ----           ----           ----
Parent Expenses:
   General and administrative expenses ........................     $  (2,241)     $  (3,915)     $ (16,478)
   Amortization of deferred charges ...........................            --         (2,274)       (14,330)
   Reorganization costs .......................................          (188)            --             --
   Restructuring costs ........................................          (438)       (11,490)       (12,788)
   Interest expense, net ......................................       (12,690)       (22,389)       (18,903)
   Depreciation and amortization ..............................            --             --         (1,123)
   Development stage company costs ............................            --             --         (9,999)
                                                                    ---------      ---------      ---------
     Loss before equity in net loss and impairment of
       unconsolidated companies ...............................       (15,557)       (40,068)       (73,621)
Equity in net loss and impairment of unconsolidated companies .        (1,407)       (36,448)      (125,928)
                                                                    ---------      ---------      ---------
     Loss before extraordinary item from early extinguishment
       of debt ................................................       (16,964)       (76,516)      (199,549)
Extraordinary item from early extinguishment of debt ..........            --             --         (2,648)
                                                                    ---------      ---------      ---------
       Net loss ...............................................       (16,964)       (76,516)      (202,197)
Dividends on and accretion of preferred stock .................        (2,195)        (5,582)        (2,119)
                                                                    ---------      ---------      ---------
     Net loss applicable to common shareholders attributable to
        Parent and Other Interests ............................     $ (19,159)     $ (82,098)     $(204,316)
                                                                    =========      =========      =========

                      FRONTLINE PARENT AND OTHER INTERESTS
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                YEAR ENDED DECEMBER 31,
                                                                      ------------------------------------------
                                                                          2002           2001           2000
                                                                          ----           ----           ----
Cash Flows from Operating Activities:
   Net loss .....................................................     $ (16,964)     $ (76,516)     $(202,197)
   Adjustments to reconcile net loss to cash used in operating activities:
       Depreciation and amortization ............................            --             --          1,123
       Amortization of deferred financing costs .................           101            783            800
       Extraordinary loss on early extinguishment of debt .......            --             --          2,648
       Equity in net loss of unconsolidated companies ...........         1,407         36,448        125,928
       Stock and related compensation ...........................            --          2,814         14,330
       Non-cash restructuring costs .............................           132          2,134          8,875
       Changes in operating assets and liabilities:
         Acquisition costs and other assets .....................           314          5,413         (1,735)
         Accounts payable and accrued expenses ..................          (177)        (9,415)        (6,678)
         Other liabilities ......................................        12,556         20,948          8,369
                                                                      ---------      ---------      ---------
           Net cash used in operating activities ................        (2,631)       (17,391)       (48,537)
                                                                      ---------      ---------      ---------
Cash Flows from Investing Activities:
   Acquisitions of officing solutions centers ...................            --        (15,000)       (91,026)
   Proceeds from sale of short-term investments .................         1,010         20,918             --
   Equipment ....................................................            --             --         (3,019)
   Acquisition of ownership interests and advances to
    unconsolidated companies ....................................           (67)       (10,426)       (68,322)
                                                                      ---------      ---------      ---------
           Net cash provided by (used in) investing activities...           943         (4,508)      (162,367)
                                                                       ---------      ---------      ---------
Cash Flows from Financing Activities:
   Issuance of common stock and warrants, net of costs ..........          --             --        156,957
   Issuance of preferred and redeemable preferred stock, net of            --
       costs ....................................................      10,000         38,510
   Deferred financing costs .....................................          --             --         (1,429)
   Net proceeds from credit facilities with related parties .....          --          6,538         13,675
   Net proceeds from notes payable ..............................          --             --        (19,407)
    Other, net ..................................................          --            426            588
                                                                    ---------      ---------      ---------
           Net cash provided by financing activities ............          --         16,964        188,894
                                                                    ---------      ---------      ---------
Cash and Cash Equivalents:
   Net decrease .................................................      (1,688)        (4,935)       (22,010)
   Beginning of period ..........................................       1,988          6,923         28,933
                                                                    ---------      ---------      ---------
   End of period ................................................   $     300      $   1,988      $   6,923
                                                                    =========      =========      =========


5.       PROPERTY AND EQUIPMENT

Property and equipment consists of (in thousands):

                                                                           DECEMBER 31,
                                                                    ------------------------
                                                                       2002           2001
                                                                    ---------      ---------
Office equipment, furniture and fixtures ......................       146,551      $ 156,940
Enterprise resource system ....................................        12,438         12,438
Leasehold improvements ........................................        65,995         76,711
                                                                    ---------      ---------
                                                                      224,984        246,089
Less accumulated depreciation and amortization.................      (102,402)       (77,603)
                                                                    ---------      ---------
                                                                    $ 122,582      $ 168,486
                                                                    =========      =========


Office equipment, furniture and fixtures include approximately $3.7 million and $6.7 million of office equipment under capital leases, net of accumulated depreciation of $2.5 million and $3.6 million as of December 31, 2002 and 2001, respectively.

6.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of (in thousands):

                                                                         DECEMBER 31,
                                                                    -------------------
                                                                      2002       2001
                                                                    -------     -------
Liabilities subject to compromise:
Accounts payable ..............................................     $24,403     $23,407
Accrued interest ..............................................      12,167       8,839
Other .........................................................      13,503       6,841
                                                                    -------     -------
                                                                    $50,073     $39,087
                                                                    =======     =======
Liabilities not subject to compromise:
Accounts payable ..............................................     $ 4,865     $    --
Accrued compensation and benefits .............................       4,747       6,555
Client prepayments ............................................       4,360       5,698
Accrued interest ..............................................      16,825         508
Other .........................................................      15,299       8,328
                                                                    -------     -------
                                                                    $46,096     $21,089
                                                                    =======     =======


7.       INCOME TAXES

The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. This method also requires the recognition of future tax benefits such as net operating loss carry forwards, to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion of the deferred asset will not be recognized. At December 31, 2002, all of FrontLine Parent's deferred tax assets have been fully reserved due to the uncertainty as to whether these assets will provide benefit in future years.

The following represents HQ's, the Company's principal subsidiary (i) provision (benefit) for income taxes (ii) reconciliation of income tax expense (benefit) computed using the U.S. federal statutory income tax rate to the provision (benefit) for income taxes and (iii) the deferred tax effects of temporary difference as of December 31, 2002 and 2001.

HQ's provision (benefit) for income taxes related to continuing operations consists of the following (in thousands):

                                                                                  YEAR ENDED DECEMBER 31,
                                                                         ---------------------------------------
                                                                            2002            2001           2000
                                                                         ---------------------------------------
Current:
  Foreign ............................................................   $   --          $  228          $  396
  State and local ....................................................       --             564           3,043
                                                                         ---------------------------------------
                                                                             --             792           3,439
Deferred:
  Federal ............................................................       --              --              --
  State and local ....................................................       --              --              --
                                                                         ---------------------------------------
                                                                             --              --              --
                                                                         ---------------------------------------
Total (benefit) provision ............................................   $   --          $  792          $3,439
                                                                         ======================================


The following is HQ's reconciliation of the income tax expense (benefit) computed using the U.S. federal statutory income tax rate to the provision (benefit) for income taxes (in thousands):

                                                                                  YEAR ENDED DECEMBER 31,
                                                                         -----------------------------------------
                                                                           2002            2001            2000
                                                                         ------------------------------------------
Income tax expense (benefit) at federal statutory rate ...............   $ (42,451)      $(216,083)      $  (6,077)
Nondeductible goodwill ...............................................          --          83,401           4,170
State and local income taxes, net of federal income tax benefit ......          --             564           3,043
Effect of foreign income taxes .......................................          --               7            (124)
Benefit of net operating losses not recognized .......................      42,360         132,749           2,220
Other, net ...........................................................          91             154             207
                                                                         ------------------------------------------
Total provision (benefit) ............................................   $      --       $     792       $   3,439
                                                                         ==========================================


HQ's deferred tax effects of temporary differences as of December 31, 2002 and 2001 are as follows (in thousands):

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                       ------------------------
                                                                                          2002           2001
                                                                                       ---------      ---------
Deferred tax assets:
  Net operating losses .......................................................         $  79,035      $  59,584
  Accounts receivable allowance ..............................................               718            942
  AMT credit carryforward ....................................................               252            252
  Deferred rent payable ......................................................             9,811          9,616
  Accrued compensation .......................................................               468             --
  Deferred restructuring charges .............................................            39,250         18,488
  Fixed assets ...............................................................             7,898             --
  Intangible assets ..........................................................            65,438         72,345
  Other ......................................................................             1,669          1,967
                                                                                       ---------      ---------
                                                                                         204,539        163,194
Less valuation allowance .....................................................          (204,539)      (150,861)
                                                                                       ---------      ---------
                                                                                              --         12,333
Deferred tax liabilities:
  Fixed assets ...............................................................                --        (11,741)
  Intangibles ................................................................                --             --
  Other ......................................................................                --           (592)
                                                                                       ---------      ---------
                                                                                              --        (12,333)
                                                                                       ---------      ---------
Net deferred tax asset after valuation allowance .............................         $      --      $      --
                                                                                       =========      =========

At December 31, 2002 and 2001, HQ had established valuation allowances of $204.5 million and $150.9 million, respectively, to reduce certain deferred tax assets to amounts that are more likely than not to be realized.

At December 31, 2002, Frontline has approximately in excess of $304.4 million of available unused net operating loss carryforwards, which expire beginning in 2017. A change in ownership, as defined for purposes of the Internal Revenue Code, may have occurred with respect to some or all of these losses and may limit the annual utilization of a portion of the U.S. Federal net operating loss carryforward under the applicable Internal Revenue Service regulations. At December 31, 2002 HQ has available unused net operating loss carryforwards for U.S. federal income tax purposes of approximately $223.8 million, which expire beginning in 2017. A change in ownership, as defined for purposes of the Internal Revenue Code, occurred in 2000 and will limit the annual utilization of a portion of the U.S. Federal net operating loss carryforward under the applicable Internal Revenue Service regulations.

8.       NOTES PAYABLE

HQ DEBTOR-IN-POSSESSION FACILITY

In connection with HQ's bankruptcy filing (Note 1), HQ received a commitment for a $30.0 million facility, with borrowings permitted through December 31, 2002 in accordance with certain operating and liquidity covenants. Any borrowings, of which there have been none, will incur interest at prime plus 3%. HQ and its lenders have agreed to extend this facility through and including July 31, 2003.

HQ CREDIT FACILITY

HQ has a pre-petition credit facility (the "HQ Credit Facility") with certain lending institutions, which, as amended and restated as of June 29, 2001, provides for borrowings of up to $219.4 million under four term loans (the "Term Loans") and for borrowings or letters of credit of up to an additional $55.6 million under two revolving loan commitments (the "Revolver Loans"). Availabilities under the Revolver Loans are formula based. As of December 31, 2002, there was $188.7 million in outstanding borrowings under the Term Loans and $38.8 million in borrowings outstanding under the Revolver Loans. As of December 31, 2002, HQ had letters of credit outstanding in the aggregate amount of $16.6 million for landlord security deposits. Such letters of credit are collateralized by $0.1 million in cash and $16.5 million of Revolver Loans.

The Term Loans are repayable in various quarterly installments through November 2005. Additional annual principal payments of 75% of excess cash flow as defined are required. Pursuant to such requirement, HQ made an accelerated principal payment of $15.1 million during the twelve-month period ended December 31, 2001, based on cash flows for the year ended December 31, 2000. Any outstanding borrowings under the two Revolver Loans are due on November 6, 2003 and May 31, 2005, respectively. Borrowings under the HQ Credit Facility bear interest ranging from LIBOR (one-month LIBOR was approximately 4.04% at December 31,
2002) plus 3.25% to 4.0% for one, three or nine-month periods at the election of HQ or prime (4.25% at December 31, 2002) plus 2.25% to 3.00%. The weighted average interest rate on borrowings under the Term Loans and the Revolver Loans at December 31, 2002, were approximately 5.9% and 6.0%, respectively. A commitment fee of 1/2 of 1.0% per annum is payable on the unused portion of the HQ Credit Facility.

HQ's lending institutions have an assignment of leases and rents associated with HQ's business centers and certain preferred security interests to collateralize the borrowings under the HQ Credit Facility.

During 2001, interest on borrowings under the Credit Facility ranged from LIBOR (one month LIBOR was approximately 4.15% at December 31, 2001) plus 3.25% to 4.0% for a one, three or six month period, at the election of the Company or Prime (4.75% at December 31, 2001). During 2000, interest on borrowings under the Credit Facility ranged from LIBOR (one month LIBOR was approximately 6.8% at December 31, 2000) plus 3.00% to 3.5% for a one, three or six month period, at the election of the Company or Prime (9.5% at December 31, 2000).

The stated maturities of borrowings outstanding under the HQ Credit Facility subsequent to December 31, 2002 are as follows (in thousands):

                        TWELVE MONTHS ENDED
                           DECEMBER 31,            AMOUNT
                  ----------------------------------------
                  2003 and arrears...........     $ 68,445
                  2004.......................       58,976
                  2005.......................      100,012
                                                  --------
                  Total......................     $227,433
                                                  ========


MEZZANINE LOAN/UNSECURED DEBT

On May 31, 2000, HQ entered into a Senior Subordinated Credit Facility (the "Bridge Loan") in the amount of $125.0 million. The Bridge Loan carried an interest rate of LIBOR plus 6.5% and was to mature on May 31, 2007. On August 11, 2000, HQ replaced the Bridge Loan with a $125.0 million Note and Warrant Purchase Agreement (the "Mezzanine Loan"). The Mezzanine Loan bears interest at 13.5% per annum and matures on May 31, 2007. The entire balance was outstanding at December 31, 2002 and 2001.

In connection with the Mezzanine Loan, the Mezzanine Loan lenders received 503,545 Series A Warrants and 227,163 Series B Warrants to purchase common stock. The fair value of the Series A Warrants to purchase Common Stock issued to the lenders was recorded as debt issuance costs and is being amortized over the terms of the related loan resulting in an effective interest rate of 15.6%. No value was assigned to the Series B Warrants.

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

In addition to not complying with certain financial covenants, in September 2001, HQ defaulted on its principle payments due under the HQ Credit Facility and, in February 2002, commenced defaulting on interest payments. As a result of entering into forbearance agreements, additional borrowings under the HQ Credit Facility were permitted from September 30, 2001 to February 14, 2002. Due to these defaults, outstanding borrowings are reflected as a current liability as of December 31, 2002 and 2001.

HQ also has defaulted on the interest payments on the Mezzanine Loan beginning September 30, 2001. As a result of these defaults and non-compliance with financial covenants, the Mezzanine Loan has been classified as a current liability as of December 31, 2002 and 2001.

HQ was not in compliance with certain financial covenants set forth in the Debtor-in-Possession facility as of December 31, 2002. However, HQ has received a waiver for these financial covenants from its lenders through March 31, 2003 that was also approved by the Bankruptcy court.

FRONTLINE BANK CREDIT FACILITY/NOTES PAYABLE

On September 11, 2000, FrontLine entered into a $25.0 million line of credit agreement (the "FrontLine Bank Credit Facility"). Borrowings under the FrontLine Bank Credit Facility are secured by a 20.51% common ownership interest in shares of HQ Global and bear interest at the Prime rate plus 2%. Any outstanding borrowings under the FrontLine Bank Credit Facility were originally due on March 11, 2001. In January 2001, FrontLine exercised its option to extend the maturity date until June 11, 2001. In May 2001, the Company further extended the maturity date to September 11, 2001. In September 2001, the Company further extended the maturity date to October 25, 2001. At December 31, 2001, FrontLine had borrowed $25.0 million under the amended FrontLine Bank Credit Facility. Since the entire outstanding balance of $25 million and accrued interest was not repaid at that time, FrontLine became in default. Such amount is classified as current in the accompanying Consolidated Balance Sheet. The weighted average interest rate of the outstanding borrowings at such date was 7.66%.

The restructuring of the Company's indebtedness may result in significant dilution to holders of the Company's common stock or the elimination of their interest.

9.       REDEEMABLE PREFERRED STOCK

On December 13, 2000, FrontLine obtained a $25.0 million preferred equity facility (the "Preferred Equity Facility") with a major financial institution. At the inception of the Preferred Equity Facility, the Company drew $15.0 million, for net proceeds of $13.9 million; the remaining amount was drawn by FrontLine during the three months ended March 31, 2001, for net proceeds of $10.0 million.

The Preferred Equity Facility is comprised of a series of redeemable convertible preferred securities (the "Series B Preferred Stock"). The holders have consent rights for certain significant transactions, including the incurrence of additional debt by the Company or HQ, the issuance of equity securities senior to, or on a parity with, the Series B Preferred Stock or the issuance by HQ of preferred stock. These securities also contain certain covenants relating to HQ. In addition, the securities include a redemption premium of 27.5%. Since the securities were not redeemed prior to December 13, 2001, the securities (including the amount of the redemption premium) have become convertible at the holder's option into FrontLine common stock at the initial rate of $13.3875 per share, the preferred stock has become a voting security on an "as-converted" basis, and quarterly dividends have become payable from the date of initial issuance at the annual rate of 9.25%. Securities have a mandatory redemption requirement at a 27.5% premium, which has been triggered as a result of uncured events of default. Accordingly, the securities are classified as "Redeemable convertible preferred stock" in the accompanying consolidated balance sheet at December 31, 2002.

The initial net proceeds of the securities are being accreted to the mandatory redemption price of 127.5% of face value over the five-year period through the mandatory redemption date.

At December 31, 2002, the Company did not pay the dividend that was payable at that time and accordingly is in default. The Company is in arrears with regard to the payment of dividends on its Series A and Series B Preferred Stock.

10.      SHAREHOLDERS' DEFICIENCY

The Company has established the 1998 stock option plan, the 1998 employee stock option plan, the 1999 stock option plan and the 2000 employee stock option plan (the "Plans") for the purpose of attracting and retaining directors, executive officers, other key employees and advisory board members. As of December 31, 2002, 3,700,376, 100,000, 1,750,000 and 2,500,000 of the Company's authorized shares have been reserved for issuance under the 1998 stock option plan, the 1998 employee stock option plan, the 1999 stock option plan and the 2000 employee stock option plan, respectively.

The following table sets forth the outstanding options by plan and their corresponding exercise price ranges:

                                                                                            EXERCISE PRICE RANGE
                                                                     OUTSTANDING        ------------------------------
                                                                       OPTIONS              FROM              TO
                                                                   ----------------     -------------    -------------
1998 Stock Option Plan .....................................            757,818            $ 1.04           $ 2.00
1998 Employee Stock Option Plan ............................              1,000            $ 2.00           $ 2.00
1999 Stock Option Plan .....................................            122,500            $ 4.63           $29.25
2000 Employee Stock Option Plan ............................            409,000            $10.63           $58.00
                                                                      ---------
Total ......................................................          1,290,318
                                                                      =========


A summary of the Company's stock option activity and related information is as follows:

                                                                                                          WEIGHTED
                                                                                                          AVERAGE
                                                                OPTIONS             OPTION PRICE        OPTION PRICE
                                                               ----------          --------------       -------------
Stock Options Outstanding - December 31, 1999 .............    4,840,041          $ 1.04 - $29.25          $ 4.69
Granted ...................................................    2,159,792 (a)      $10.63 - $58.00          $21.88
Exercised .................................................     (260,333)         $ 1.04 - $13.31          $ 4.48
Forfeited .................................................     (839,169)         $ 4.63 - $29.25          $17.32
                                                              ----------
   Outstanding - December 31, 2000 ........................    5,900,331          $ 1.04 - $58.00          $ 9.19
Exercised .................................................     (139,000)         $ 5.52 - $ 8.42          $ 4.48
Forfeited .................................................   (4,471,013)         $ 4.63 - $29.25          $17.32
                                                              ----------
   Outstanding - December 31, 2001and 2002 ................    1,290,318          $ 1.04 - $58.00          $ 9.19


(a) The weighted average grant date fair value per option (see discussion of valuation below) was $13.23 and $13.15 for the years ended December 31, 1999 and 2000 respectively.

The following table sets forth information relating to stock options outstanding and exercisable at December 31, 2002:

                                           STOCK OPTIONS OUTSTANDING                   STOCK OPTIONS EXERCISABLE
                                -------------------------------------------------    -------------------------------
                                 OUTSTANDING        WEIGHTED          WEIGHTED        OUTSTANDING        WEIGHTED
                                    AS OF           AVERAGE           AVERAGE            AS OF           AVERAGE
                                 DECEMBER 31,         YEARS            OPTION          DECEMBER 31,       OPTION
       OPTION PRICE                 2002           REMAINING           PRICE             2002              PRICE
----------------------------    --------------    -------------     -------------    --------------    -------------
    $1.04                          629,477           5.25             $ 1.04            629,477           $ 1.04
    $1.10  - $4.63                 130,341           5.01             $ 1.13            130,341           $ 1.13
    $10.63 - $21.19                119,500           7.89             $16.46            119,500           $16.46
    $24.88                         271,000           7.35             $24.88            207,332           $24.88
    $26.72 - $29.25                120,000           6.90             $28.35             80,004           $28.35
    $58.00                          20,000           7.05             $58.00             13,334           $58.00
                                -----------                                          -----------
                                 1,290,318           6.09             $10.91          1,179,988           $ 8.50
                                ===========                                          ===========

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

In December 1999, the Company formed an advisory board to provide strategic guidance and be actively involved in the development of the Company's investee companies. As of December 31, 2000, the advisory board consists of seven members. These members were granted a total of 140,000 options under the 1999 stock option plan with exercise prices ranging from $26.72 to $58.00 (weighted average $32.58). These options vest in three equal installments on the first, second and third anniversaries of the date of the grant. In accordance with FAS 123, the Company was amortizing to compensation expense over three years the fair values of these options determined by the Black-Scholes option valuation model. As a result of the Company's new strategic objectives in connection with the Restructuring, the Company will not require substantial assistance from the advisory board subsequent to 2000. Accordingly, the remaining value of the related options was recognized in the fourth quarter of 2000.

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

11.      MERGER AND INTEGRATION COSTS

Merger and integration costs from continuing operations related to the HQ Merger incurred and charged to expense during the year ended December 31, 2000 were comprised of the following (in thousands):


Payments to cancel options to purchase VANTAS common stock held by officers and
   Employees.....................................................................................    $ 11,382
Severance, retention incentives and other benefits...............................................       9,412
Professional fees and other expenses.............................................................       3,907
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

12.         LONG-TERM INCENTIVE PLAN

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

The Company is continuing to amortize the remaining $1.0 million and related tax payments through April 2007, the end of the required service period, for the remaining executive officer who is still employed with the Company. During each of the twelve months ended December 31, 2002 and 2001, $0.2 million of amortization related to the LTIP was recorded.

13.      REORGANIZATION COSTS

HQ

In 2002, HQ recorded $8.5 million of professional services costs associated with the Chapter 11 proceeding and a $24.7 million non-cash charge associated with the write-off of deferred financing costs associated with the Mezzanine Loan.

The following table summarizes the accrued charges related to reorganization (in thousands):

                                        Professional       Write off of
                                          Services      Deferred Financing
                                           Costs          Costs non-cash         Total
                                        ------------    ------------------     -----------
2002 charges                             $  8,464            $ 24,722           $ 33,186
Non-cash reduction                             --             (24,722)           (24,722)
Cash expenditures                          (5,024)                 --             (5,024)
                                         --------            --------           --------
Balance at December 31, 2002             $  3,440            $     --           $  3,440
                                         ========            ========           ========


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

In the fourth quarter of 2001, HQ expanded its restructuring program to include the closure of additional business centers resulting in an additional restructuring charge of $49.4 million consisting primarily of HQ's estimate of the future lease payments, it will be required to make following closure of these centers. Restructuring costs in 2001 also included $5.7 million of professional costs associated with this restructuring and HQ's Chapter 11 proceeding (Note 1).

In 2002, HQ recorded restructuring charges of $29.4 million related to additional planned center closures and employee severance.

During the twelve months ended December 31, 2002, various landlords drew down $10.9 million of letters of credit, which reduced the estimated liability related to center closures.

The following table summarizes the accrued charges related to restructuring (in thousands):

                                                                            Professional
                                  Severance   Lease Costs   Services Costs      Total
                                  ---------   -----------   --------------  ------------
2001 Charges                      $  4,903      $ 46,979      $  5,671        $ 57,553
Cash expenditures                   (2,208)           --        (3,778)         (5,986)
                                  --------      --------      --------        --------
Balances at December 31, 2001        2,695        46,979         1,893          51,567
2002 Charges                         1,105        28,267            --          29,372
Cash expenditures                     (957)      (14,241)       (1,893)        (17,091)
                                  --------      --------      --------        --------
Balance at December 31, 2002      $  2,843      $ 61,005      $     --        $ 63,848
                                  ========      ========      ========        ========

At December 31, 2001, the program had resulted in a reduction of 363 employees. This restructuring also resulted in an impairment of related fixed assets of $20.9 million and impairment of favorable leases of $4.8 million included in the Company's fourth quarter 2001 impairment charge. During 2002, the restructuring program resulted in an additional reduction of approximately 350 employees. Severance costs include management retention which is expected to be paid in 2003, while lease costs are expected to be paid in 2003 and future years.

Subsequent to December 31, 2002, the Company made the determination to close approximately twenty additional centers as part of the Company's restructuring plan. Until the Bankruptcy Court approves a plan of reorganization, the Company will continue to assess the need for additional center closures based on profitability, landlord rent concessions and other operational factors.

FRONTLINE

On October 18, 2000, FrontLine announced a restructuring of its strategic plan, the steps under which are collectively referred to herein as the Restructuring (see Note 1). In connection with the Restructuring, FrontLine terminated approximately 90% of its headquarters personnel, which has occurred during a transition period through the fourth quarter of 2001. As a result of this Restructuring, FrontLine has recognized cash and non-cash restructuring charges of $0.4 million, $13.6 million and $12.8 million during the twelve months ended December 31, 2002, 2001 and 2000, respectively.

The restructuring costs recognized during 2002 consist principally of (1) $0.2 million of severance and related payments made to employees who were terminated in 2002 and (2) $0.2 million of LTIP amortization for the remaining officer. Approximately $0.2 million of these costs have not been paid as of December 31, 2002.

The restructuring costs recognized during 2001 consist principally of (1) $5.3 million of professional fees and other expenses, (2) $2.8 million of LTIP costs related to three executives who were terminated in 2001, (3) $1.9 million of severance and related payments made to employees who were terminated in 2001 and
(4) $1.5 million of accelerated amortization of stock compensation and related awards that resulted from the termination of certain employees. Approximately $2.1 million of these costs had not been paid as of December 31, 2001.

In conjunction with the Restructuring, FrontLine re-evaluated the carrying values of its investments and recorded aggregate impairment charges of $57.7 million through December 31, 2002 and 2001 and $25.7 million in the fourth quarter of the year ended December 31, 2000, in order to reduce the carrying value of these investments to fair value. Such writedowns were determined in recognition of both the lack of continuing financial support FrontLine planned to provide to certain investees following the Restructuring and the difficult market conditions experienced in mid-2000 and 2001. Such charges are included in "Equity in net loss and impairment of unconsolidated companies" in the accompanying Consolidated Statements of Operations.

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

HQ is a tenant under several leases with Reckson Associates and affiliates. For the years ended December 31, 2002, 2001 and 2000, HQ made payments aggregating approximately $3.4 million, $4.7 million and $5.2 million for rent, construction and other charges under such leases.

HQ is a tenant under several leases with EOP and affiliates of EOP, which are affiliated with EOP Operating Limited Partnership, a purchaser of HQ's Series A Preferred Stock in conjunction with the HQ Merger. For the years ended December 31, 2002, 2001 and 2000, HQ made payments aggregating approximately $18.3 million, $18.6 million and $6.7 million, respectively, for rent and other charges under such leases.

HQ is a tenant under several leases with CarrAmerica and affiliates of CarrAmerica, who received shares of HQ's Voting Common Stock and Nonvoting Common Stock in conjunction with the HQ Merger. For the years ended December 31, 2002, 2001 and 2000, HQ made payments aggregating approximately $2.7 million, $3.6 million and $2.8 million, respectively, for rent and other charges under such leases.

FRONTLINE

On June 15, 1998, the Company established a credit facility with Reckson Operating Partnership, L.P. ("Reckson"), a subsidiary of Reckson Associates, in the amount of $100 million (the "FrontLine Facility") for their service sector operations and other general corporate purposes. Reckson has advanced the Company $93.4 million at December 31, 2002 under the FrontLine Facility. Additionally, Reckson Strategic has a $100 million commitment from Reckson to fund its investment activities (the "Reckson Strategic Facility"). Draws on the Reckson Strategic Facility occur either in the form of loans to FrontLine (the "Reckson Strategic Facility" and, collectively with the FrontLine Facility, the "Credit Facilities") under terms similar to the FrontLine Facility or whereby Reckson makes direct investments with Reckson Strategic in joint ventures. As of December 31, 2002, Reckson has advanced FrontLine $49.3 million under the Reckson Strategic Facility. The aggregate principal amount outstanding and due Reckson at December 31, 2002 under both credit facilities was $142.7 million. Interest accrued on these facilities at December 31, 2002, was $46.7 million. Both of the FrontLine and Reckson Strategic Facilities expire in June 2003. Currently, the Company has an outstanding letter of credit in the amount of $0.2 million.

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

On March 28, 2001, the Company's Board of Directors approved amendments to the Credit Facilities pursuant to which (i) interest is payable only at maturity and
(ii) Reckson may transfer all or any portion of its rights or obligations under the Credit Facilities to its affiliates. In addition, the Reckson Strategic Facility was amended to increase the amount available thereunder to up to $110 million. Reckson has advanced approximately $59.8 million under the Reckson Strategic Facility to fund additional Reckson Strategic-controlled joint ventures through December 31, 2002. There is no remaining availability under the Credit Facilities. At December 31, 2002, as a result of the Company's failure to pay the principal and interest due upon maturity on the FrontLine Bank Credit Facility, an event of default has occurred upon the Credit Facilities with Reckson. As a result of the default under the Credit Facilities, interest borrowings currently bear interest at 14.62% per annum.

The Company is entitled to a cumulative annual management fee of $2 million with respect to Reckson Strategic, of which $1.5 million is subordinate to UBS Real Estate receiving an annual minimum rate of return of 16% and a return of its capital. The non-subordinated portion of the fee for the years ended December 31, 2002, 2001 and 2000 were $0.1 million, $0.1 million and $0.5 million, respectively.

The Company reimburses Reckson with respect to general and administrative expenses (including payroll expenses) incurred by Reckson for the benefit of the Company. These services include payroll, human resources, accounting and other advisory services. The Company did not incur such costs during 2002. In 2001 and 2000, the Company incurred $0.1 million and $1.3 million, respectively, for such activities.

16.      BENEFIT PLAN

HQ has a 401(k) voluntary savings and investment plan (the "Plan") open to all employees who meet certain minimum requirements. HQ can make voluntary contributions to the Plan not to exceed 6% of eligible participant compensation. Participants vest 100% in its contributions after 3 years of service. HQ contributed approximately $0.9 million and $0.3 million to the Plan for the years ended December 31, 2001 and 2000. HQ ceased contributions to the plan on November 1, 2001.

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

Minimum future rental payments for continuing operations under theses non-cancelable leases for each of the next five years and in the aggregate as of December 31, 2002 are as follows (in thousands):


                                                                CAPITAL       OPERATING
                                                                 LEASES         LEASES
                                                                --------      ---------
2003 ......................................................     $  1,577      $134,613
2004 ......................................................          878       121,552
2005 ......................................................          237       111,488
2006 ......................................................           --        96,467
2007 ......................................................           --        85,061
Thereafter ................................................           --       212,532
                                                                --------      --------
    Total minimum lease payments ..........................        2,692      $761,713
                                                                              ========
Less amount representing interest .........................         (268)
                                                                --------
    Present value of minimum lease commitments.............     $  2,424
                                                                ========

Total rent expense for the years ended December 31, 2002, 2001 and 2000 was $184.1 million, $223.1 million and $172.5 million, respectively. Future rental payments for office rent expense are typically subject to adjustments for operating expenses and inflation increases as measured by the Consumer Price Index. As of December 31, 2002, HQ had incurred $11.7 million of rent obligations which were overdue by 30 days or more, representing pre-petition rent for certain leases.

CUSTODIAL ACCOUNTS

HQ acts as a trustee in connection with business centers that it manages for unrelated property owners. The cash held in trust and not reflected on the accompanying consolidated balance sheets approximated $0.6 million and $0.8 million as of December 31, 2002 and 2001, respectively.

LITIGATION

On February 4, 1999, a lawsuit captioned OmniOffices, Inc. et al. v. Joseph Kaidanow, et al., (Civil Action No. 99-0260) was filed in the United States District Court for the District of Columbia. This litigation (the "D.C. Action"), is with two stockholders of Old HQ (f/k/a OmniOffices, Inc.) and involves the conversion of approximately $111 million of debt previously loaned to Old HQ by CarrAmerica, into HQ's non-voting common stock. CarrAmerica and Old HQ initiated the action by filing a complaint seeking a declaratory judgment that the conversion price was fair, following threats by Messrs. Kaidanow and Arcoro ("Defendants") to challenge the conversion price. Defendants filed counterclaims against CarrAmerica, Old HQ and the then current directors of Old HQ, seeking a judgment declaring the conversion void or voidable, or in the alternative, compensatory and punitive damages. The stockholders' counterclaim makes no allegations against HQ. By January 2000, discovery was complete, the case was fully briefed, and the parties were awaiting a court ruling on HQ and CarrAmerica's ("Plaintiffs") motion for summary judgment and Defendants' motion to modify the scheduling order and motion to seal. The case was reassigned twice, and the two motions were then dismissed without prejudice on September 19, 2000 and September 26, 2000. On November 13, 2000, Plaintiffs filed a motion to reinstate their summary judgment motion. Defendants filed a cross-motion for leave to file a cross-motion for summary judgment. The Court permitted the refiling and took the motion and cross-motion for summary judgment under advisement. On September 12, 2001, without holding oral argument, the Court denied Plaintiffs' motion for summary judgment, but granted the Defendants' cross-motion for summary judgment. Plaintiffs and the directors of old HQ filed a Notice of Appeal in October 2001. On February 15, 2002, the D.C. Circuit announced that oral argument was scheduled for January 16, 2003. In March 2002, the D.C. Circuit referred the appeal to its Appellate Mediation Program. On April 24, 2002, HQ filed a notice of bankruptcy stay in respect of its March 13, 2002 Chapter 11 proceeding. HQ informed the D.C. Circuit that the appeal was stayed as to HQ pursuant to the automatic stay provisions of the U.S. Bankruptcy Code. The D.C. Circuit reversed the District Court in an opinion dated March 7, 2003.

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

On September 9, 2002, HQ Global Workplaces, Inc. filed an adversary proceeding in the Delaware Bankruptcy Court seeking to subordinate, pursuant to Section 510(b) of the Bankruptcy Code, the claims of Messrs. Kaidanow and Arcoro on the basis that the claims arose from the purchase or sale of an equity security.

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

In April 2000, the Company entered into an office lease which expires in December 2010. In January 2001, the Company assigned the lease to HQ. The lease assignment did not relieve the Company of any of its obligations under the terms of this lease. At December 31, 2002, HQ was past due on $0.9 million of rent. The landlord has drawn the full letter on credit of $2.8 million. Of the $57.6 million HQ restructuring charge recorded in 2001, a $4.8 million accrual applicable to this lease was recorded as an estimate for the cost of terminating this lease. If the ultimate cost of terminating this lease exceeds the outstanding letter of credit, then additional cash may need to be paid by either HQ or the Company. Since HQ is currently in bankruptcy, the landlord is likely to seek to recover any further damages from FrontLine. As of December 31, 2002, the remaining lease commitment was $23.4 million.

The Equal Employment Opportunity Commission has filed a suit (N.D. 111., Cause No. 02 C 6623, on September 1, 2002), on behalf of a former employee alleging discrimination under the Americans with Disability Act and Title 1 of the Civil Rights Act of 1991. HQ is currently evaluating the information and has not yet filed a response.

The Company also has potential liability under its indemnification of CarrAmerica for liabilities of Carr America under its guarantees relating to four HQ leases. In conjunction with the HQ Merger, FrontLine agreed to indemnify CarrAmerica for its guarantees of certain HQ leases. As of December 31, 2002, the remaining lease commitments in excess of the existing letter of credit was $27.4 million.

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

18.      QUARTERLY FINANCIAL DATA (UNAUDITED)

The following summary represents the Company's results of operations for each quarter during 2002 and 2001 (in thousands, except share amounts):

                                                      FIRST            SECOND             THIRD             FOURTH
2002                                                 QUARTER           QUARTER           QUARTER            QUARTER
----                                               ------------      ------------      ------------      ------------
Total revenues ...............................     $     88,458      $     83,543      $     79,825      $     76,199
Total expenses ...............................          126,135           118,576           108,037           119,382
Equity in net loss and impairment of
   unconsolidated companies ..................             (288)           (1,047)             (197)              125
Net loss .....................................          (37,893)          (33,201)          (28,455)          (42,394)
Net loss applicable to common
   Shareholders ..............................     $    (38,592)     $    (33,922)     $    (28,839)     $    (42,785)
Basic and diluted net loss per weighted
   average common share ......................     $      (1.03)     $      (0.91)     $      (0.77)     $      (1.15)
Basic and diluted weighted average
   common shares outstanding .................       37,344,039        37,344,039        37,344,039        37,344,039



                                                      FIRST            SECOND             THIRD             FOURTH
2001                                                 QUARTER           QUARTER           QUARTER            QUARTER
----                                               ------------      ------------      ------------      ------------
Total revenues ..............................     $    137,442      $    123,151      $    108,700      $    101,414
Total expenses ..............................          156,543           170,701           458,358           434,057
Equity in net loss and impairment of
   unconsolidated companies .................           (9,958)           (1,416)          (24,031)           (1,043)
Minority interest ...........................           (1,532)           10,511           105,364           191,641
Net loss ....................................          (30,216)          (39,072)         (256,556)         (298,982)
Net loss applicable to common
   Shareholders .............................          (33,208)          (40,009)         (257,495)         (299,696)
Basic and diluted net loss per weighted
   average common share .....................     $      (0.91)     $      (1.08)     $      (6.93)     $      (8.02)
Basic and diluted weighted average
   common shares outstanding ................       36,660,417        36,876,113        37,180,073        37,369,705



Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 14, 2003.


                                        FRONTLINE CAPITAL GROUP

                                        By:        /s/ Scott H. Rechler
                                            ------------------------------------
                                                   (Scott H. Rechler)
                                            President, Chief Executive
                                            Officer and Director



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

           NAME                                   TITLE                                           DATE
           ----                                   -----                                           ----

/s/ Scott H. Rechler            Chairman of the Board, President, Chief Executive            April 14, 2003
-----------------------         Officer
(Scott H. Rechler)              and Director (Principal Executive Officer)


/s/ James D. Burnham            Chief Financial Officer and Treasurer                        April 14, 2003
-----------------------         (Chief Accounting Officer)
(James D. Burnham)

/s/ Paul F. Amoruso             Director
-----------------------
(Paul F. Amoruso)

/s/ Sidney Braginsky            Director
-----------------------
(Sidney Braginsky)

/s/ Ronald S. Cooper            Director
-----------------------
(Ronald S. Cooper)

/s/ Douglas A. Sgarro           Director
-----------------------
(Douglas A. Sgarro)

                              CERTIFICATIONS

I, Scott H. Rechler, certify that:

1. I have reviewed this quarterly report on Form 10-K of Frontline Capital
Group;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

c) Presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 14, 2003.                          /S/  SCOTT H. RECHLER
                                         -------------------------------------
                                                   Scott H. Rechler
                                         President and Chief Executive Officer
                                             (Principal Executive Officer)

I, James D. Burnham, certify that:

1. I have reviewed this quarterly report on Form 10-K of Frontline Capital
Group;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

c) Presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    April 14, 2003.

                                                  /s/  JAMES D. BURNHAM
                                           -------------------------------------
                                                       James D. Burnham
                                           Chief Financial Officer and Treasurer
                                                  (Chief Accounting Officer)