Form 10-Q
period 2003-03-31
FRONTLINE CAPITAL GROUP
filed 2003-05-20
CIK 1052743

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


                  For the quarterly period ended March 31, 2003

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


                           ---------------------------


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes X No __, and (2) has been subject to such filings for the past 90 days, Yes X No __.

Indicate by check mark whether the registrant is an "accelerated filer" as defined in Exchange Act 12b-2. Yes [ ] No [X]

The registrant has only one class of common stock, issued at $.01 par value per share with 37,344,039 shares outstanding as of May 15, 2003.


                           ---------------------------

================================================================================

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                                QUARTERLY REPORT
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003


                                TABLE OF CONTENTS

INDEX                                                                                           PAGE
----------------------------------------------------------------------------------------------------
PART I.  FINANCIAL INFORMATION
----------------------------------------------------------------------------------------------------

Item 1.      Financial Statements

             Consolidated Balance Sheets as of March 31, 2003 (unaudited) and December
             31, 2002....................................................................          3

             Consolidated Statements of Operations for the three months ended March 31,
             2003 and 2002 (unaudited)...................................................          4

             Consolidated Statements of Cash Flows for the three months ended March 31,
             2003 and 2002 (unaudited)...................................................          5

             Notes to the Consolidated Financial Statements (unaudited)..................          6

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of
             Operations..................................................................         30

Item 3.      Quantitative and Qualitative Disclosures about Market Risk..................         40

Item 4.      Controls and Procedures.....................................................         41

----------------------------------------------------------------------------------------------------
PART II.  OTHER INFORMATION
----------------------------------------------------------------------------------------------------

Item 1.      Legal Proceedings...........................................................         41
Item 2.      Changes in Securities and Use of Proceeds...................................         43
Item 3.      Defaults Upon Senior Securities.............................................         43
Item 4.      Submission of Matters to a Vote of Securities Holders.......................         43
Item 5.      Other Information...........................................................         43
Item 6.      Exhibits and Reports on Form 8-K............................................         43

----------------------------------------------------------------------------------------------------
SIGNATURES AND OFFICER CERTIFICATIONS                                                             45
----------------------------------------------------------------------------------------------------

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                          MARCH 31,        DECEMBER 31,
                                                                                            2003               2002
                                                                                         -----------       ------------
ASSETS:

Current Assets:
     Cash and cash equivalents ....................................................      $     6,698       $    10,311
     Restricted cash ..............................................................            1,050             1,044
     Accounts receivable, net of allowance for doubtful accounts of
       $1,953 at March 31, 2003 and $1,874 at December 31, 2002 ...................            5,155             4,007
     Other current assets .........................................................           14,379            14,370
                                                                                         -----------       -----------
         Total Current Assets .....................................................           27,282            29,732
Ownership interests in and advances to unconsolidated companies ...................           12,322            12,322
Property and equipment, net .......................................................          105,131           122,582
Deferred financing costs, net .....................................................            6,889             7,616
Other assets, net .................................................................           18,605            18,798
                                                                                         -----------       -----------
         Total Assets .............................................................      $   170,229       $   191,050
                                                                                         ===========       ===========
LIABILITIES AND SHAREHOLDERS' DEFICIENCY:
Current Liabilities:
Liabilities subject to compromise:
     Accounts payable and accrued expenses ........................................      $    49,596       $    50,073
     Accrued restructuring costs ..................................................           80,501            62,818
     Unsecured debt ...............................................................          125,000           125,000
     Credit facilities with related parties .......................................          189,464           189,464
     Notes payable ................................................................           25,000            25,000
     Other liabilities ............................................................            2,190             2,178
                                                                                         -----------       -----------
         Total liabilities subject to compromise ..................................          471,751           454,533
Liabilities not subject to compromise:
     Accounts payable and accrued expenses ........................................           52,460            46,096
     Accrued restructuring costs ..................................................            1,324             1,029
     Accrued reorganization costs .................................................            3,518             3,440
     Secured debt .................................................................          227,633           227,433
     Deferred rent payable ........................................................           39,557            43,732
     Other liabilities ............................................................           31,297            31,724
                                                                                         -----------       -----------
         Total liabilities not subject to compromise ..............................          355,789           353,454
                                                                                         -----------       -----------
         Total current liabilities ................................................          827,540           807,987
Other liabilities not subject to compromise .......................................            5,051             5,051
                                                                                         -----------       -----------
         Total Liabilities ........................................................          832,591           813,038
                                                                                         -----------       -----------
Redeemable convertible preferred stock (aggregate liquidation preference
     $25,000 at March 31, 2003 and December 31, 2002) .............................           27,228            26,840
Shareholders' Deficiency:
     8.875% convertible cumulative preferred stock, $.01 par value, 25,000,000
         shares authorized, 26,000 issued and outstanding .........................               --                --
     Common stock, $.01 par value, 100,000,000 shares authorized, 37,344,039 shares
         issued and outstanding ...................................................              373               373
     Additional paid-in capital ...................................................          398,210           398,598
     Accumulated deficit ..........................................................       (1,088,173)       (1,047,799)
                                                                                         -----------       -----------
         Total Shareholders' Deficiency ...........................................         (689,590)         (648,828)
                                                                                         -----------       -----------
         Total Liabilities and Shareholders' Deficiency ...........................      $   170,229       $   191,050
                                                                                         ===========       ===========

           See accompanying notes to consolidated financial statements

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                                     THREE MONTHS ENDED
                                                                                                         MARCH 31,
                                                                                              -------------------------------
                                                                                                  2003               2002
                                                                                              ------------       ------------
HQ Operating Revenues:
    Workstation revenue ................................................................      $     47,015       $     57,512
    Support services ...................................................................            26,799             30,946
                                                                                              ------------       ------------
         Total HQ Operating Revenues ...................................................            73,814             88,458
                                                                                              ------------       ------------
HQ Operating Expenses:
    Rent ...............................................................................            40,390             49,155
    Support services ...................................................................             7,648             10,686
    Center general and administrative ..................................................            16,271             18,883
    General and administrative .........................................................             8,855             10,967
    Depreciation and amortization ......................................................             9,422             10,699
                                                                                              ------------       ------------
     Total HQ Operating Expenses .......................................................            82,586            100,390
                                                                                              ------------       ------------
     HQ operating loss .................................................................            (8,772)           (11,932)

HQ Other Expenses:
    Impairment of assets ...............................................................            (4,699)                --
    Reorganization costs ...............................................................            (3,126)            (9,852)
    Restructuring costs ................................................................           (18,176)                --
    Interest expense, net ..............................................................            (5,040)            (8,836)
                                                                                              ------------       ------------
     HQ loss from continuing operations ................................................           (39,813)           (30,620)

Parent Expenses:
    General and administrative expenses ................................................              (568)              (515)
    Restructuring costs ................................................................               (66)              (255)
    Interest expense, net ..............................................................               (25)            (6,287)
                                                                                              ------------       ------------

Loss from continuing operations before equity in earnings and net loss and impairment of
unconsolidated company .................................................................           (40,472)           (37,677)

Equity in earnings and net loss and impairment of unconsolidated company ...............               125               (288)
                                                                                              ------------       ------------
     Loss before discontinued operations ...............................................           (40,347)           (37,965)

Income (loss) from discontinued operations .............................................               (27)                72
                                                                                              ------------       ------------
     Net loss ..........................................................................           (40,374)           (37,893)

Dividends on and accretion of preferred stock ..........................................              (388)              (699)
                                                                                              ------------       ------------
     Net loss applicable to common shareholders ........................................      $    (40,762)      $    (38,592)
                                                                                              ============       ============

Basic and diluted net loss per weighted average common share ...........................      $      (1.09)      $      (1.03)
                                                                                              ============       ============
Basic and diluted weighted average common shares outstanding ...........................        37,344,039         37,344,039
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

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                   -----------------------
                                                                                     2003           2002
                                                                                   --------       --------
Cash Flows from Operating Activities:
   Loss from continuing operations ..........................................      $(40,347)      $(37,965)
   Adjustments to reconcile loss from continuing operations to cash (used in)
     and provided by operating activities:
       Depreciation and amortization ........................................         9,422         10,699
       Impairment of assets .................................................         4,699             --
       Amortization of deferred financing costs .............................           727          8,219
       Equity in net loss and impairment of unconsolidated companies ........            --            288
       Stock and related compensation .......................................           295             23
       Non-cash restructuring costs .........................................        17,977             66
       Non-cash reorganization costs ........................................            78             --
       Changes in operating assets and liabilities:
         Accounts receivable, net ...........................................        (1,149)         2,240
         Other assets .......................................................          (415)           155
         Deferred rent payable ..............................................            80          1,517
         Accounts payable and accrued expenses ..............................         5,886         35,057
         Accrued restructuring costs ........................................          (295)       (13,527)
         Other liabilities ..................................................          (977)         1,820
                                                                                   --------       --------
           Net cash provided by (used in) continuing operating activities ...        (4,019)         8,592
           Net cash used in discontinued operations .........................           (27)        (1,001)
                                                                                   --------       --------
           Net cash provided by (used in) operating activities ..............        (4,046)         7,591
                                                                                   --------       --------
Cash Flows from Investing Activities:
   Purchases of equipment....................................................          (323)          (443)
   Restricted cash ..........................................................            (6)          (956)
   Proceeds from sale of short-term investments .............................            --          1,010
   Acquisition of ownership interests and advances to unconsolidated
     Companies ..............................................................            --            (67)
                                                                                   --------       --------
           Net cash used in continuing investing activities .................          (329)          (456)
           Net cash provided by discontinued operations .....................            --            522
                                                                                   --------       --------
           Net cash provided by (used in) investing activities ..............          (329)            66
                                                                                   --------       --------
Cash Flows from Financing Activities:
   Capital leases ...........................................................           562           (418)
   Net draws of secured credit facility and notes payable ...................           200            100
                                                                                   --------       --------
           Net cash provided by (used in) financing activities ..............           762           (318)
                                                                                   --------       --------

Cash and Cash Equivalents:
   Net increase (decrease) ..................................................        (3,613)         7,339
   Beginning of period ......................................................        10,311         18,139
                                                                                   --------       --------
   End of period ............................................................      $  6,698       $ 25,478
                                                                                   ========       ========

          See accompanying notes to consolidated financial statements.

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

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

By order dated March 31, 2003, the Bankruptcy Court also authorized Frontline to, among other things, in an attempt to resolve an ongoing dispute with the preferred members (a) perform its duties as a debtor-in-possession in connection with a wholly-owned subsidiary that is a managing member of a limited liability company, by negotiating and executing definitive documents consistent with the transactions detailed in the term sheets regarding the proposed restructuring of Reckson Strategic Venture Partners, LLC ("RSVP") and with respect to New World Realty, LLC annexed to such order (collectively, the "Transactions"), and (b) to perform such actions and take all steps necessary to implement and consummate such Transactions. Pursuant to such authorization, on or about April 29, 2003, the Company and RSVP entered into agreements regarding the restructuring of RSVP's capital structure. In addition, RSVP entered into an agreement regarding the restructuring of its management arrangements.

In connection with the capital restructuring, RSVP agreed to redeem the preferred equity holders' interests in RSVP for an aggregate amount of cash and property of approximately $165.3 million (the "Restructuring Price"). Upon execution of the restructuring agreement with the RSVP preferred equity holders,

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

RSVP distributed to such holders an initial cash payment of $41 million and the assets that comprised its parking investments valued at approximately $28.5 million, as a payment against the Restructuring Price. The Restructuring is subject to a financing contingency with respect to the $95.8 million balance of the Restructuring Price. Upon closing, such balance is due and payable in cash. In the event the financing does not close, the cash and assets distributed to RSVP's preferred equity holders shall be treated as a distribution to the preferred equity holders and RSVP shall continue to operate under the capital structure in effect prior to the Transactions.

RSVP also agreed to restructure its relationship with its current managing directors, conditioned upon the redemption of the preferred equity interests, whereby a management company formed by the managing directors will serve as a third party manager of RSVP. The management agreement will have a three-year term, subject to early termination in the event of the disposition of all of the assets of RSVP. The management agreement provides for an annual base management fee of $2.0 million in year one, $1.75 million in year two and $1.0 million in year three, an asset disposition fee equal to 2% of the aggregate consideration received in connection with any sale or other disposition of RSVP Holdings LLC or any RSVP investment (subject to a maximum amount over the term of the agreement, together with the base management fee, of $7.5 million, and a minimum amount of $3.5 million), and a subordinate one-third residual interest in RSVP's assets after the return to the common equity holders of $75 million. Under the restructured management arrangements, RSVP's former managing directors will have a right of first offer in respect of any proposed sales of assets by RSVP.

There can be no assurance that any of the foregoing pending transactions will be completed.

On May 12, 2003, the Bankruptcy Court approved an order which, among other things, authorizes the Company to continue to indemnify Scott H. Rechler and James Burnham as the persons expected to be the Debtor's only remaining director (Mr. Rechler) and officers (Messrs. Rechler and Burnham) after its current director and officer liability insurance policy expires on May 15, 2003, by granting them a superpriority administrative expense for certain Coverage (as defined in the motion) that would have been covered by the insurance policy had it been extended.

HQ GLOBAL BANKRUPTCY

On March 13, 2002, HQ and certain of its affiliates (collectively, the "Debtors") filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Delaware Bankruptcy Court") and received a commitment for $30.0 million in debtor-in-possession financing. The Debtors continue to operate their business and manage their properties as debtors-in-possession during the Chapter 11 proceeding. The Debtors had the exclusive right to propose a plan of reorganization until July 12, 2003, which period may be extended further by the Delaware Bankruptcy Court. The Debtors are obligated under their debtor-in-possession financing facility to file with the Delaware Bankruptcy Court, no later than May 31, 2003, a plan of reorganization in a form acceptable to the "Requisite Lenders" under the facility.

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

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

NOTES PAYABLE, CREDIT FACILITIES AND PREFERRED STOCK DEFAULTS

As of March 31, 2003, the Company has not paid certain principal and interest due on the FrontLine Bank Credit Facility and both the FrontLine Bank Credit Facility (Note 5) and the Credit Facilities with Reckson Operating Partnership, L.P. ("Reckson") (Note 11) are in default. Additionally, the Company did not pay the dividend that became payable on December 31, 2001 or any subsequent dividend for the Redeemable Preferred Stock, and is in default under that agreement (Note
6).

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (substantially consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K (the "Form 10-K") for the year ended December 31, 2002.

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

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

MARKETABLE EQUITY SECURITIES

Available-for-sale marketable equity securities are reported at fair market value, with the resulting net unrealized gain or loss reported within shareholders' deficiency.

RECEIVABLES

HQ licenses office space and provides support services to clients in various industries, ranging in size from small entrepreneurial entities to local offices of international corporations. HQ's facilities included in continuing operations are primarily located in the United States, which limits its exposure to certain economic risks based upon local economic conditions. HQ generally requires approximately two months' charges as a service retainer. HQ records an allowance for doubtful accounts which reflects management's estimate of the risk of uncollectible accounts receivable.

PROPERTY AND EQUIPMENT

Property and equipment consists of property and equipment owned by HQ, and is stated at cost less accumulated depreciation and amortization. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets which range from three to seven years. Leasehold improvements are amortized over the lesser of the term of the related lease or the estimated useful lives of the assets. As of March 31, 2003 and December 31, 2002, the related accumulated depreciation and amortization was $106.5 million and $102.4 million, respectively.

DEFERRED FINANCING COSTS

The Company amortizes deferred financing costs over the term of the related debt. Deferred financing costs totaled $6.9 million and $7.6 million at March 31, 2003 and December 31, 2002, respectively, net of accumulated amortization of $12.5 million and $11.8 million, respectively. Amortization of deferred financing costs is included as a component of interest expense in the accompanying consolidated statements of operations.

IMPAIRMENTS OF OWNERSHIP INTERESTS AND ADVANCES TO UNCONSOLIDATED COMPANIES

The Company continually evaluates the carrying value of its ownership interests in and advances to each of its investments in unconsolidated companies for possible impairment based on achievement of business plan objectives and milestones, the value of each ownership interest in the unconsolidated company relative to carrying value, the financial condition and prospects of the company and other relevant factors. The fair value of the Company's ownership interests in and advances to privately held companies is generally determined based on the value at which independent third parties have invested or have committed to invest in the companies. The Company recorded a $25.7 million charge during the year ended December 31, 2000 to recognize impairment charges to reduce the carrying value of its investments in certain unconsolidated companies. In recognition of continuing difficult capital market conditions and operating performance of these ownership interests, the Company recorded an additional impairment charge of $32.9 million during the year ended December 31, 2001. Of the $32.9 million charge, $20.0 million related to Reckson Strategic Venture Partners, LLC ("Reckson Strategic"). See Note 4 for further discussion. During the three months ended March 31, 2003, the Company determined that no additional impairment charge was necessary.

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

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

As a result of impairment charges recorded in the third and fourth quarters of 2001, the Company did not have any goodwill or indefinite-lived intangible assets recorded at December 31, 2001. Accordingly, adoption of FAS 142 did not have an impact on the Company's financial condition or results of operations. The Company does not have any goodwill or indefinite-lived assets recorded at March 31, 2003.

Effective January 1, 2002, the Company also adopted FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS 144"). The FASB's new rules on asset impairment supersede FAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("FAS 121"). FAS 144 retains the requirements of FAS 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows, and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. FAS 144 primarily impacts the accounting for intangible assets subject to amortization, property and equipment, and certain other long-lived assets. The adoption of FAS 144 did not have a significant impact on the Company's financial condition or results of operations.

Assets to be disposed of are reported at the lower of the carrying amount or estimated fair value less costs to sell. Accordingly, the Company recorded impairment charges of $4.7 million related to the closure of centers pursuant to restructurings during the three-month period ended March 31, 2003.

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

INCOME TAXES

The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. This method also requires the recognition of future tax benefits such as net operating loss carry forwards, to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion of the deferred asset will not be recognized. At March 31, 2003 and December 31, 2002, all of HQ and FrontLine Parent's deferred tax assets have been fully reserved due to the uncertainty as to whether these assets will provide benefit in future years.

STOCK-BASED COMPENSATION

The Company follows Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock options. The Company accounts for stock-based compensation for non-employees under the fair value method prescribed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("FAS 123"). Through March 31, 2003, there have been no significant grants to non-employees.

Pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method prescribed by FAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2003 and 2002, risk-free interest rate of 5%, no expected dividend yield, a volatility factor of the expected market price of the Company's common stock of .600 for each period, and a weighted-average expected life of the option of 7 years. The volatility assumption reflects the estimated volatility that has occurred and is expected to continue to occur as a result of FrontLine's revised business plan following the Restructuring.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. For the three months ended March 31, 2003 and 2002 the Company's pro forma information follows (in thousands, except per share data):

                                                                   2003           2002
                                                                --------       --------
Net loss as reported .....................................      $(40,762)      $(38,592)
Less: Stock option expense determined under the fair value
recognition methods for all awards .......................          (919)        (1,014)
                                                                --------       --------
Pro forma net loss .......................................      $(41,681)      $(39,606)
                                                                ========       ========
Basic and diluted net loss per share as reported .........      $  (1.09)      $  (1.03)
                                                                ========       ========
Pro forma basic and diluted net loss per share ...........      $  (1.12)      $  (1.06)
                                                                ========       ========

RECENT PRONOUNCEMENTS

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This new rule requires companies to recognize costs associated with exit or disposal activities when the liability is incurred rather than at the date of commitment to exit from or dispose of an activity as required by current generally accepted accounting principles. This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Accordingly, the Company adopted this new rule on January 1, 2003 and did not have a material affect on the Company's financial statements. However, the Company's accounting for exit and disposal activities, including restructurings, after that date will be impacted.

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

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

3. INTEREST IN HQ GLOBAL AND PREDECESSOR ENTITIES

OVERVIEW

HQ is a provider of flexible officing solutions. HQ provides a complete outsourced office solution through furnished and equipped individual offices and multi-office suites available on short notice with flexible contracts. HQ also provides business support and information services, including telecommunications; broadband Internet access; mail room and reception services; high-speed copying, faxing and printing services; secretarial, desktop publishing and IT support services and various size conference facilities, with multi-media presentation and, in certain cases, video teleconferencing capabilities. HQ also provides similar services for those businesses and individuals that do not require offices on a full-time basis. As of March 31, 2003 HQ owned, operated, or franchised 284 business centers, which are included in continuing operations and are primarily located in the United States. There were 19 business centers operating at March 31, 2003 that were held for sale and included in discontinued operations or in the process of being closed. HQ's

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

wholly-owned subsidiary is the franchisor of 15 domestic and 30 international business centers for unrelated franchisees. Excluding franchised centers, HQ owned and operated 239 business centers as of March 31, 2003.

OWNERSHIP BY FRONTLINE

As of March 31 2003, FrontLine's ownership interest in HQ was approximately 56%. Although FrontLine's percentage ownership may vary depending on the actual preferred stock conversion price, on a fully-diluted basis, assuming the outstanding preferred stock converted at the HQ Merger conversion price, and including certain warrants to purchase HQ Global stock, FrontLine would own approximately 39.9% of the common stock of HQ Global.

An HQ Global shareholder has a put option ("Put Option") to require the Company to purchase all of its interest any time until January 8, 2005, at the then determined fair value of the interest.

DISCONTINUED OPERATIONS

In December 2001, HQ's Board of Directors approved a plan to dispose of HQ's business in Europe. As a result of this transaction, the HQ consolidated balance sheets at March 31, 2003 and December 31, 2002 and the statements of operations and cash flows for the three-month periods ended March 31, 2003 and 2002 present the European businesses as a discontinued operation. The results of operations for the discontinued operations were not significant during the three months ended March 31, 2003 and 2002.

FINANCIAL STATEMENTS

The following statements present the portion of the Company's financial position, results of operations and cash flows represented by HQ Global and predecessor entities as of and for the periods indicated.

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

                       HQ GLOBAL AND PREDECESSOR ENTITIES
                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                         MARCH 31,      DECEMBER 31,
                                                                            2003            2002
                                                                         ---------      ------------
ASSETS:
Current Assets:
     Cash and cash equivalents ....................................      $   6,291       $  10,011
     Restricted cash ..............................................          1,050           1,044
     Accounts receivable, net of allowance for doubtful accounts of
       $1,953 at March 31, 2003 and $1,874 at December 31, 2002 ...          5,155           4,007
     Other current assets .........................................         14,037          13,516
                                                                         ---------       ---------
         Total Current Assets .....................................         26,533          28,578
Property and equipment, net .......................................        105,131         122,582
Deferred financing costs, net .....................................          6,868           7,570
Other assets, net .................................................         18,003          18,161
                                                                         ---------       ---------
         Total Assets .............................................      $ 156,535       $ 176,891
                                                                         =========       =========

LIABILITIES AND NET BUSINESS UNIT DEFICIENCY:
Current Liabilities
Liabilities subject to compromise:
     Accounts payable and accrued expenses ........................      $  43,913       $  44,459
     Accrued restructuring costs ..................................         80,501          62,818
     Unsecured debt ...............................................        125,000         125,000
     Other liabilities ............................................          2,190           2,178
                                                                         ---------       ---------
         Total liabilities subject to compromise ..................        251,604         234,455
Liabilities not subject to compromise:
     Accounts payable and accrued expenses ........................         52,460          46,096
     Accrued restructuring costs ..................................          1,324           1,029
     Accrued reorganization costs .................................          3,518           3,440
     Secured debt .................................................        227,633         227,433
     Deferred rent payable ........................................         39,557          43,732
     Other liabilities ............................................         31,297          31,724
                                                                         ---------       ---------
         Total liabilities not subject to compromise ..............        355,789         353,454
                                                                         ---------       ---------
         Total Current Liabilities ................................        607,393         587,909
Other liabilities not subject to compromise .......................          5,051           5,051
                                                                         ---------       ---------
         Total Liabilities ........................................        612,444         592,960
Net business unit deficiency ......................................       (455,909)       (416,069)
                                                                         ---------       ---------
         Total Liabilities and Net Business Unit Deficiency .......      $ 156,535       $ 176,891
                                                                         =========       =========

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

                       HQ GLOBAL AND PREDECESSOR ENTITIES
                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                        2003            2002
                                                     ---------       ---------
HQ Operating Revenues:
   Workstation revenue ........................      $  47,015       $  57,512
   Support services ...........................         26,799          30,946
                                                     ---------       ---------
     Total HQ Operating Revenues ..............         73,814          88,458
                                                     ---------       ---------

HQ Operating Expenses:
   Rent .......................................         40,390          49,155
   Support services ...........................          7,648          10,686
   Center general and administrative ..........         16,271          18,883
   General and administrative .................          8,855          10,967
   Depreciation and amortization ..............          9,422          10,699
                                                     ---------       ---------
     Total HQ Operating Expenses ..............         82,586         100,390
                                                     ---------       ---------
     HQ operating loss ........................         (8,772)        (11,932)

HQ Other Expenses:
   Impairment of intangible assets ............         (4,699)             --
   Reorganization costs .......................         (3,126)         (9,852)
   Restructuring costs ........................        (18,176)             --
   Interest expense, net ......................         (5,040)         (8,836)
                                                     ---------       ---------
Loss before discontinued operations ...........        (39,813)        (30,620)
Income (loss) from discontinued operations.....            (27)             72
                                                     ---------       ---------
     Net loss attributable to HQ ..............      $ (39,840)      $ (30,548)
                                                     =========       =========

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

                            HQ GLOBAL AND PREDECESSOR
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                    -----------------------
                                                                                      2003           2002
                                                                                    --------       --------
Cash Flows from Operating Activities:
   Loss before discontinued operations attributable to HQ ....................      $(39,813)      $(30,620)
   Adjustments to reconcile net loss before continuing operations attributable to HQ to cash provided by (used in) operating activities:
       Depreciation and amortization .........................................         9,422         10,699
       Impairment of assets ..................................................         4,699             --
       Amortization of deferred financing costs ..............................           702          8,194
       Stock and related compensation ........................................           295             23
       Non-cash restructuring ................................................        17,977             --
       Non-cash reorganization ...............................................            78             --
       Changes in operating assets and liabilities:
         Accounts receivable, net ............................................        (1,149)         2,240
         Other assets ........................................................          (963)           (81)
         Deferred rent payable ...............................................            80          1,517
         Accounts payable and accrued expenses ...............................         5,818         34,972
         Accrued restructuring costs .........................................          (295)       (13,527)
         Other liabilities ...................................................          (977)        (4,228)
                                                                                    --------       --------
       Net cash provided by (used in) operating activities from continuing
       operations ............................................................        (4,126)         9,189
         Net cash used in discontinued operations ............................           (27)        (1,001)
                                                                                    --------       --------
         Net cash provided by (used in) operating activities .................        (4,153)         8,188
                                                                                    --------       --------

Cash Flows from Investing Activities:
   Purchases of equipment ....................................................          (323)          (433)
   Restricted cash ...........................................................            (6)          (956)
                                                                                    --------       --------
         Net cash used in continuing investing activities ....................          (329)        (1,399)
         Net cash provided by discontinued operations ........................            --            522
                                                                                    --------       --------
         Net cash used in investing activities ...............................          (329)          (877)
                                                                                    --------       --------

Cash Flows from Financing Activities:
   Net proceeds from notes payable ...........................................           200            100
   Capital leases ............................................................           562           (418)
                                                                                    --------       --------
         Net cash provided by (used in) financing activities .................           762           (318)
                                                                                    --------       --------

Cash and Cash Equivalents:
   Net increase (decrease) ...................................................        (3,720)         6,993
   Beginning of period .......................................................        10,011         16,151
                                                                                    --------       --------
   End of period .............................................................      $  6,291       $ 23,144
                                                                                    ========       ========

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

4. OTHER OWNERSHIP INTERESTS

The Company's ownership interests in its investees are classified according to the applicable accounting method utilized at March 31, 2003 and December 31, 2002. The carrying value of equity method investments represents the Company's acquisition costs less any impairment charges and the Company's share of such investees' losses. The carrying value of cost method investments represents the Company's acquisition costs less any impairment charges in such investees. The Company's ownership interests in and advances to investees as of March 31, 2003, are as follows (in thousands):

                               MARCH 31, 2003                 DECEMBER 31, 2002
                        ----------------------------    -----------------------------
                        CARRYING VALUE    COST BASIS    CARRYING VALUE     COST BASIS
                        --------------    ----------    --------------     ----------
Equity Method........     $  12,322        $ 158,671       $  12,322        $ 158,671
Cost Method..........            --           18,075              --           18,075
                          ---------                        ---------
                          $  12,322                        $  12,322
                          =========                        =========

The following details the Company's equity in earnings and net loss and impairment of unconsolidated companies (in thousands):

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                         ------------------
                                                          2003       2002
                                                          -----      -----
Reckson Strategic Venture Partners, LLC ............      $ 125      $(288)
                                                          -----      -----
   Equity in earnings and net loss and impairment of
     unconsolidated companies ......................      $ 125      $(288)
                                                          =====      =====

RECKSON STRATEGIC

Reckson Strategic Venture Partners, LLC ("Reckson Strategic") invests in operating companies with experienced management teams in real estate and real estate related market sectors which are in the early stages of their growth cycle or offer unique circumstances for attractive investments, as well as platforms for future growth.

Through RSVP Holdings, LLC ("Holdings"), the Company is a managing member and 100% owner of the common equity of Reckson Strategic. New World Realty, LLC, an entity owned by two individuals (the "RSVP Managing Directors") retained by Holdings, acts as a managing member of Holdings, and has a carried interest which provides for the RSVP Managing Directors to receive a share in the profits of Reckson Strategic after the Company, UBS Real Estate Securities, Inc. ("UBS Real Estate"), formerly Paine Webber Real Estate Securities, Inc., and Stratum Realty Fund, L.P. ("Stratum") have received certain minimum returns and a return of capital. UBS Real Estate and Stratum are non-managing members and preferred equity owners who have committed $150 million and $50 million, respectively, in capital and share in profits and losses of Reckson Strategic with the Company, subject to a maximum internal rate of return of 16% of invested capital. The carrying values of the Company's investment in Reckson Strategic, which is accounted for under the equity method, were $12.3 million as of March 31, 2003 and December 31, 2002. See Note 1 for current developments.

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

FINANCIAL STATEMENTS

The following statements present the portion of the Company's financial position, results of operations and cash flows represented by FrontLine Parent and other interests as of and for the periods indicated.

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

                      FRONTLINE PARENT AND OTHER INTERESTS
                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                          MARCH 31,        DECEMBER 31,
                                                                         -----------       ------------
                                                                            2003              2002
                                                                         -----------       -----------
ASSETS:
Current Assets:
     Cash and cash equivalents .....................................     $       407       $       300
     Other current assets ..........................................             342               854
                                                                         -----------       -----------
         Total Current Assets ......................................             749             1,154
Ownership interests in and advances to unconsolidated companies ....          12,322            12,322
Deferred financing costs, net ......................................              21                46
Other assets, net ..................................................             602               637
                                                                         -----------       -----------
         Total Assets ..............................................     $    13,694       $    14,159
                                                                         ===========       ===========

LIABILITIES AND SHAREHOLDERS' DEFICIENCY:
Liabilities subject to compromise:
     Accounts payable and accrued expenses .........................     $     5,683       $     5,614
     Credit facilities with related parties ........................         189,464           189,464
     Notes payable .................................................          25,000            25,000
                                                                         -----------       -----------
         Total Liabilities subject to compromise ...................         220,147           220,078

Negative ownership interest in HQ Global and predecessor entities ..         455,909           416,069
Redeemable convertible preferred stock .............................          27,228            26,840
Shareholders' Deficiency:
     8.875% convertible cumulative preferred stock, $.01 par value,
       25,000,000 shares authorized, 26,000 issued and outstanding .              --                --
     Common stock, $.01 par value, 100,000,000 shares authorized,
       37,344,039 shares issued and outstanding ....................             373               373
     Additional paid-in capital ....................................         398,210           398,598
     Accumulated deficit ...........................................      (1,088,173)       (1,047,799)
                                                                         -----------       -----------
         Total Shareholders' Deficiency ............................        (689,590)         (648,828)
                                                                         -----------       -----------
         Total Liabilities and Shareholders' Deficiency ............     $    13,694       $    14,159
                                                                         ===========       ===========

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

                      FRONTLINE PARENT AND OTHER INTERESTS
                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                            THREE MONTHS ENDED
                                                                MARCH 31,
                                                          ----------------------
                                                            2003          2002

Parent Expenses:
   General and administrative expenses ................   $  (568)      $  (515)
   Restructuring costs ................................       (66)         (255)
   Interest expense, net ..............................       (25)       (6,287)
                                                          -------       -------

     Loss before equity in net loss and impairment of
       unconsolidated companies .......................      (659)       (7,057)

Equity in net loss and impairment of unconsolidated
   companies ..........................................       125          (288)
                                                          -------       -------

     Net loss .........................................      (534)       (7,345)

Dividends on and accretion of preferred stock .........      (388)         (699)
                                                          -------       -------

     Net loss applicable to common shareholders
        attributable to  Parent and Other Interests .     $  (922)      $(8,044)
                                                          =======       =======

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

                      FRONTLINE PARENT AND OTHER INTERESTS
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                  ---------------------
                                                                                    2003         2002
                                                                                  -------       -------
Cash Flows from Operating Activities:
   Net loss ................................................................      $  (534)      $(7,345)
   Adjustments to reconcile net loss to cash provided by (used in) operating activities
       Amortization of deferred financing costs ............................           25            25
       Equity in earnings and net loss of unconsolidated companies .........         (125)          288
       Non-cash restructuring costs ........................................           --            66
       Changes in operating assets and liabilities:
         Other assets ......................................................          675           236
         Accounts payable and accrued expenses .............................           66            85
         Other liabilities .................................................           --         6,048
                                                                                  -------       -------
           Net cash provided by (used in) operating activities .............          107          (597)
                                                                                  -------       -------

Cash Flows from Investing Activities:
   Proceeds from sale of short-term investments ............................           --         1,010
   Acquisition of ownership interests and advances to unconsolidated
     companies .............................................................           --           (67)
                                                                                  -------       -------
           Net cash provided by investing activities .......................           --           943
                                                                                  -------       -------

Cash and Cash Equivalents:
   Net increase ............................................................          107           346
   Beginning of period .....................................................          300         1,988
                                                                                  -------       -------
   End of period ...........................................................      $   407       $ 2,334
                                                                                  =======       =======

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

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

HQ CREDIT FACILITY

HQ has a pre-petition credit facility (the "HQ Credit Facility") with certain lending institutions, which, as amended and restated as of June 29, 2001, provides for borrowings of up to $219.4 million under four term loans (the "Term Loans") and for borrowings or letters of credit of up to an additional $55.6 million under two revolving loan commitments (the "Revolver Loans"). Availabilities under the Revolver Loans are formula based. As of March 31, 2003, there was $188.7 million in outstanding borrowings under the Term Loans and $39.0 million in borrowings outstanding under the Revolver Loans. As of March 31, 2003, HQ had letters of credit outstanding in the aggregate amount of $16.0 million for landlord security deposits. Such letters of credit are collateralized by $0.2 million in cash and $15.8 million of Revolver Loans.

The Term Loans are repayable in various quarterly installments through November 2005. Additional annual principal payments of 75% of excess cash flow as defined are required. Pursuant to such requirement, HQ made an accelerated principal payment of $15.1 million during the twelve-month period ended December 31, 2001, based on cash flows for the year ended December 31, 2000. Any outstanding borrowings under the two Revolver Loans are due on November 6, 2003 and May 31, 2005, respectively. Borrowings under the HQ Credit Facility bear interest ranging from LIBOR (one-month LIBOR was approximately 4.04% at March 31, 2003) plus 3.25% to 4.0% for one, three or nine-month periods at the election of HQ or prime (4.25% at March 31, 2003) plus 2.25% to 3.00%. The weighted average interest rate on borrowings under the Term Loans and the Revolver Loans at March 31, 2003, were approximately 5.9% and 6.0%, respectively. A commitment fee of 1/2 of 1.0% per annum is payable on the unused portion of the HQ Credit Facility.

HQ's lending institutions have an assignment of leases and rents associated with HQ's business centers and certain preferred security interests to collateralize the borrowings under the HQ Credit Facility.

The stated maturities of borrowings outstanding under the HQ Credit Facility subsequent to December 31, 2002 are as follows (in thousands):

                        TWELVE MONTHS ENDED
                            MARCH 31,                    AMOUNT
                  ----------------------------------------------
                  2003 and arrears...........           $ 68,645
                  2004.......................             58,976
                  2005.......................            100,012
                                                        --------
                  Total......................           $227,633
                                                        ========

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

MEZZANINE LOAN/UNSECURED DEBT

On May 31, 2000, HQ entered into a Senior Subordinated Credit Facility (the "Bridge Loan") in the amount of $125.0 million. The Bridge Loan carried an interest rate of LIBOR plus 6.5% and was to mature on May 31, 2007. On August 11, 2000, HQ replaced the Bridge Loan with a $125.0 million Note and Warrant Purchase Agreement (the "Mezzanine Loan"). The Mezzanine Loan bears interest at 13.5% per annum and matures on May 31, 2007. The entire balance was outstanding at March 31, 2003 and December 31, 2002.

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

In addition to not complying with certain financial covenants, in September 2001, HQ defaulted on its principle payments due under the HQ Credit Facility and, in February 2002, commenced defaulting on interest payments. As a result of entering into forbearance agreements, additional borrowings under the HQ Credit Facility were permitted from September 30, 2001 to February 14, 2002. Due to these defaults, outstanding borrowings are reflected as a current liability as of March 31, 2003 and December 31, 2002.

HQ also has defaulted on the interest payments on the Mezzanine Loan beginning September 30, 2001. As a result of these defaults and non-compliance with financial covenants, the Mezzanine Loan has been classified as a current liability as of March 31, 2003 and December 31, 2002.

HQ was not in compliance with certain financial covenants set forth in the Debtor-in-Possession facility as of December 31, 2002. However, HQ received a waiver for these financial covenants from its lenders through March 31, 2003 that was also approved by the Bankruptcy court. HQ is in compliance with its financial covenants for 2003 as set forth in the subsequent amendments to the Debtor-in-Possession facility.

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

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

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

The Preferred Equity Facility is comprised of a series of redeemable convertible preferred securities (the "Series B Preferred Stock"). The holders have consent rights for certain significant transactions, including the incurrence of additional debt by the Company or HQ, the issuance of equity securities senior to, or on a parity with, the Series B Preferred Stock or the issuance by HQ of preferred stock. These securities also contain certain covenants relating to HQ. In addition, the securities include a redemption premium of 27.5%. Since the securities were not redeemed prior to December 13, 2001, the securities (including the amount of the redemption premium) have become convertible at the holder's option into FrontLine common stock at the initial rate of $13.3875 per share, the preferred stock has become a voting security on an "as-converted" basis, and quarterly dividends have become payable from the date of initial issuance at the annual rate of 9.25%. Securities have a mandatory redemption requirement at a 27.5% premium, which has been triggered as a result of uncured events of default. Accordingly, the securities are classified as "Redeemable convertible preferred stock" in the accompanying consolidated balance sheet at March 31, 2003.

The initial net proceeds of the securities are being accreted to the mandatory redemption price of 127.5% of face value over the five-year period through the mandatory redemption date.

At March 31, 2003, the Company did not pay the dividend that was payable at that time and accordingly is in default. The Company is in arrears with regard to the payment of dividends on its Series A and Series B Preferred Stock.

7. SHAREHOLDERS' DEFICIENCY

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

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

8. LONG-TERM INCENTIVE PLAN

In March 2000, the Compensation Committee of the Board of Directors adopted a long-term incentive plan (the "LTIP"). The terms of the LTIP are described in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. In April 2000, FrontLine paid advances aggregating $2.8 million on future payments under the long-term incentive plan to its four executive officers at that date. During the three months ended September 30, 2001, $1.8 million of these advances were forgiven as a result of the termination of three of these executives. Including related income tax accruals, the resulting expenses relating to the forgiveness of the advances to these three executives was $2.8 million in the twelve months ended December 31, 2001.

The Company is continuing to amortize the remaining $1.0 million and related tax payments through April 2007, the end of the required service period, for the remaining executive officer who is still employed with the Company. During the three months ended March 31 2003 and 2002, $0.1 million, of amortization related to the LTIP was recorded.

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

The following table summarizes the accrued charges related to reorganization (in thousands):

                                               Write off of
                                                 Deferred
                               Professional   Financing Costs
                                   Costs         non-cash         Total
                               ------------   ----------------  --------

2002 charges                      $  8,464       $ 24,722       $ 33,186
Non-cash reduction                      --        (24,722)       (24,722)
Cash expenditures                   (5,024)            --         (5,024)
                                  --------       --------       --------
Balance at December 31, 2002         3,440             --          3,440
2003 charges                         3,126             --          3,126
Cash expenditures                   (3,048)            --         (3,048)
                                  --------       --------       --------
Balance at March 31, 2003         $  3,518       $     --       $  3,518
                                  ========       ========       ========

FRONTLINE

FrontLine has incurred approximately $0.1 million of reorganization costs, all of which were paid prior to the three months ended March 31, 2003.

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

10. RESTRUCTURING

HQ

In 2002, HQ recorded a restructuring charge of $29.4 million related to additional planned center closures and employee severance. During the twelve months ended December 31, 2002, various landlords drew down $10.9 million of letters of credit, which reduced the estimated liability related to center closures.

In 2003, HQ recorded $0.3 million in severances costs and an additional $17.9 million related to additional center closures.

The following table summarizes the accrued charges related to restructuring (in thousands):

                                                              Professional
                                  Severance     Lease Costs  Services Costs      Total
                                  ---------     -----------  ---------------   --------
Balance at January 1, 2002        $  2,695       $ 46,979       $  1,893       $ 51,567
2002 charges                         1,105         28,267             --         29,372
Cash expenditures                     (957)       (14,241)        (1,893)       (17,091)
                                  --------       --------       --------       --------
Balance at December 31, 2002         2,843         61,005             --         63,848
2003 charges                           295         17,881             --         18,176
Cash expenditures                       --           (199)            --           (199)
                                  --------       --------       --------       --------
Balance at March 31, 2003         $  3,138       $ 76,687       $     --       $ 81,825
                                  ========       ========       ========       ========

FRONTLINE

On October 18, 2000, FrontLine announced a restructuring of its strategic plan, the steps under which are collectively referred to herein as the Restructuring (see Note 1). In connection with the Restructuring, FrontLine terminated approximately 90% of its headquarters personnel, which has occurred during a transition period through the fourth quarter of 2001. As a result of this Restructuring, FrontLine has recognized cash and non-cash restructuring charges of $0.1 million and $0.3 million during the three months ended March 31, 2003 and 2002, respectively.

The restructuring costs recognized during the first quarter of 2003 consist entirely of LTIP amortization for the remaining officer.

The restructuring costs recognized during the first quarter of 2002 consist principally of professional fees and other expenses.

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

HQ is a tenant under several leases with Reckson Associates and affiliates. For the three months ended March 31, 2003, HQ made payments of $1.2 million for rent, construction and other charges under such leases.

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

HQ is a tenant under several leases with EOP and affiliates of EOP, which are affiliated with EOP Operating Limited Partnership, a purchaser of HQ's Series A Preferred Stock in conjunction with the HQ Merger. For the three months ended March 31, 2003, HQ made payments of $5.1 million for rent and other charges under such leases.

HQ is a tenant under several leases with CarrAmerica and affiliates of CarrAmerica, who received shares of HQ's Voting Common Stock and Nonvoting Common Stock in conjunction with the HQ Merger. For the three months ended March 31, 2003, HQ made payments of $0.4 million for rent and other charges under such leases.

FRONTLINE

The Company has a credit facility with Reckson Operating Partnership, L.P. ("Reckson") in the amount of $100 million (the "FrontLine Facility"). Reckson has advanced the Company $93.4 million at March 31, 2003 under the FrontLine Facility.

Additionally, Reckson Strategic has a $100 million commitment from Reckson to fund its investment activities (the "Reckson Strategic Facility"). Draws on the Reckson Strategic Facility occur either in the form of loans to FrontLine (the "Reckson Strategic Facility" and, collectively with the FrontLine Facility, the "Credit Facilities") under terms similar to the FrontLine Facility or whereby Reckson makes direct investments with Reckson Strategic in joint ventures. As of March 31, 2003, Reckson has advanced FrontLine $49.3 million under the Reckson Strategic Facility. The aggregate principal amount outstanding and due Reckson at March 31, 2003 under both credit facilities was $142.7 million. Interest accrued on these facilities at March 31, 2003, was $46.7 million. Both of the FrontLine and Reckson Strategic Facilities expire in June 2003. Currently, the Company has an outstanding letter of credit in the amount of $0.2 million.

On March 28, 2001, the Company's Board of Directors approved amendments to the Credit Facilities pursuant to which (i) interest is payable only at maturity and
(ii) Reckson may transfer all or any portion of its rights or obligations under the Credit Facilities to its affiliates. In addition, the Reckson Strategic Facility was amended to increase the amount available thereunder to up to $110 million. Reckson has advanced approximately $59.8 million under the Reckson Strategic Facility to fund additional Reckson Strategic-controlled joint ventures through March 31, 2003. There is no remaining availability under the Credit Facilities. At March 31, 2003, as a result of the Company's failure to pay the principal and interest due upon maturity on the FrontLine Bank Credit Facility, an event of default has occurred upon the Credit Facilities with Reckson. As a result of the default under the Credit Facilities, interest borrowings currently bear interest at 14.62% per annum.

The Company is entitled to a cumulative annual management fee of $2 million with respect to Reckson Strategic, of which $1.5 million is subordinate to UBS Real Estate receiving an annual minimum rate of return of 16% and a return of its capital. The non-subordinated portion of the fee for each of the three months ended March 31, 2003 and 2002 was $0.1 million.

12. CONTINGENCIES

Reference is made to the lawsuit captioned OmniOffices, Inc. et al. v. Joseph Kaidanow et al. set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. In connection with such litigation, on September 12, 2001, without holding oral argument, the Court denied Plaintiffs' motion for

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

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

In April 2000, the Company entered into an office lease which expires in December 2010. In January 2001, the Company assigned the lease to HQ. The lease assignment did not relieve the Company of any of its obligations under the terms of this lease. At March 31, 2003, HQ was past due on $0.9 million of rent. The landlord has drawn the full letter on credit of $2.8 million. Of the $57.6 million HQ restructuring charge recorded in 2001, a $4.8 million accrual applicable to this lease was recorded as an estimate for the cost of terminating this lease. If the ultimate cost of terminating this lease exceeds the outstanding letter of credit, then additional cash may need to be paid by either HQ or the Company. Since HQ is currently in bankruptcy, the landlord is likely to seek to recover any further damages from FrontLine. As of March 31, 2003, the remaining lease commitment was $23.4 million.

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

The Company also has potential liability under its indemnification of CarrAmerica for liabilities of Carr America under its guarantees relating to four HQ leases. In conjunction with the HQ Merger, FrontLine agreed to indemnify CarrAmerica for its guarantees of certain HQ leases. As of March 31, 2003, the remaining lease commitments in excess of the existing letter of credit was $26.9 million.

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

IMPAIRMENTS OF OWNERSHIP INTERESTS AND ADVANCES TO UNCONSOLIDATED COMPANIES

The Company continually evaluates the carrying value of its ownership interests in and advances to each of its investments in unconsolidated companies for possible impairment based on achievement of business plan objectives and milestones, the value of each ownership interest in the unconsolidated company relative to carrying value, the financial condition and prospects of the company and other relevant factors. The fair value of the Company's ownership interests in and advances to privately held companies is generally determined based on the value at which independent third parties have invested or have committed to invest in the companies. The Company recorded a $25.7 million charge during the year ended December 31, 2000 to recognize impairment charges to reduce the carrying value of its investments in certain unconsolidated companies. In recognition of continuing difficult capital market conditions and operating performance of these ownership interests, the Company recorded an additional impairment charge of $32.9 million during the year ended December 31, 2001. Of the $32.9 million charge, $20.0 million related to Reckson Strategic Venture Partners, LLC ("Reckson Strategic"). See Note 4 for further discussion. During the three months ended March 31, 2003, the Company determined that no additional impairment charge was necessary.

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

As a result of impairment charges recorded in the third and fourth quarters of 2001, discussed below, the Company does not have any goodwill or indefinite-lived intangible assets recorded at March 31, 2003 or December 31,

2002. Accordingly, adoption of FAS 142 did not have an impact on the Company's financial condition or results of operations.

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

Assets to be disposed of are reported at the lower of the carrying amount or estimated fair value less costs to sell. Accordingly, the Company recorded impairment charges of $4.7 million and zero related to the closure of centers pursuant to restructurings during the three-month periods ended March 31, 2003 and 2002, respectively.

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

OVERVIEW AND BACKGROUND

FrontLine is a holding company, with two distinct operating segments: one holds FrontLine's interest in HQ Global Workplaces, Inc., a company in the officing solutions market, and its predecessor companies ("HQ" or the "HQ Global Segment"), the other consists of FrontLine (parent company) ("FrontLine Parent") and its interests in a group of companies (the "Parent and Other Interests Segment") that provided a range of services. In October 2000, FrontLine announced that, as a result of changing capital market conditions, it was refining its strategic plan (the "Restructuring") to highlight its holdings in HQ and to maximize the value of its other holdings. Additionally, in conjunction with the Restructuring, FrontLine announced that it would focus its resources and capital on the businesses within its existing portfolio and cease pursuing new investment activities.

In conjunction with the Restructuring, FrontLine re-evaluated the carrying values of its investments and recorded aggregate impairment charges of $57.7 million through the years ended December 31, 2002 and 2001 and $25.7 million in the fourth quarter of the year ended December 31, 2000, in order to reduce the carrying value of these investments to fair value.

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

HQ

All of FrontLine's operating revenues and operating expenses for the three months ended March 31, 2003 and 2002 were attributable to HQ. The following is a discussion of HQ's results of operations for such periods.

RESULTS OF CONTINUING OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 AND 2002

Revenues. Total business center revenues for the three-month period ended March 31, 2003 were $73.8 million, representing a decrease in 2003 of $14.6 million, or 16.6%, as compared to 2002.

Business centers with three months of activity for both periods under comparison ("Same Centers") had revenues for the three-month period ended March 31, 2003 and 2002 of $71.4 million and $75.0 million, respectively, representing a decrease in 2003 of $3.6 million, or 4.8%, compared with 2002. The decrease in revenues in 2003 is attributable to the continued economic decline in business performance that has been reflected in the overall US economy.

Business centers that were closed subsequent to January 1, 2002 ("Closed Centers") had revenues for the three-month period ended March 31, 2003 and 2002 of $2.1 million and $13.4 million, respectively. Subsequent to January 1, 2002, the Company has ceased operations in approximately 119 business centers.

Business centers opened subsequent to April 1, 2002 ("Development Centers") had revenues for the three months ended March 31, 2003 of $0.3 million.

Expenses. Total business center expenses for the three-month period ended March 31, 2003 were $64.3 million, representing a decrease of $14.4 million, or 18.3%, from the three-month period ended March 31, 2002.

Business centers with three months of activity for both periods under comparison ("Same Centers") had expenses for the three-month period ended March 31, 2003 and 2002 of $61.4 million and $64.0 million, respectively, representing a decrease in 2003 of $2.6 million, or 4.1%, compared with 2002. The decrease is attributable to reduced bad debt expense, center general and administrative costs, as well as lower technology and business service expenses associated with the decline in related revenue, offset by certain normal lease increases.

Business centers that were closed subsequent to January 1, 2002 ("Closed Centers") had expenses for the three-month period ended March 31, 2003 and 2002 of $2.5 million and $14.7 million, respectively.

Business centers opened subsequent to January 1, 2002 ("Development Centers") had expenses for the three months ended March 31, 2003 and 2002 of $0.4 million and zero, respectively.

Business Center Operating Income ("BCOI"). For the three-month period ended March 31, 2003, BCOI was $9.5 million as compared with $9.7 million for three-month period ended March 31, 2002. The BCOI as a percentage of total revenues ("BCOI Margin") was 12.9% for the period ended March 31, 2003 as compared to 11.0% for 2002. The increase in BCOI Margin is primarily attributable to closure of unprofitable centers.

Same Center BCOI was $10.0 million and $11.0 million for the three-month periods ended March 31, 2003 and 2002, respectively, representing a decrease in 2003 of $1.0 million from 2002. The BCOI Margin from Same Centers for the three-month period ended March 31, 2003 was 14.1% as compared with 14.7% in the corresponding period in 2002.

Closed Center BCOI was negative $0.4 million and negative $1.3 million for the three-month periods ended March 31, 2003 and 2002, respectively.

Corporate General and Administrative Expenses. For the three-month periods ended March 31, 2003 and 2002, corporate general and administrative expenses were $8.9 million and $11.0 million, respectively. For the three-month periods ended March 31, 2003 and 2002, corporate general and administrative expenses were 12.0% and 12.4% of total revenue, respectively.

Reorganization Charges. For the three-month periods ended March 31, 2003 and 2002, reorganization charges associated with HQ's bankruptcy filing were $3.1 million and $9.8, respectively. For the period ended March 31, 2003, reorganization charges consisted of professional fees. Reorganization charges for the period ended March 31, 2002 consisted of professional fees of $3.7 million and a write-off of $6.1 million of deferred financing costs associated with the HQ Mezzanine Loan.

Restructuring Charges. For the three months ended March 31, 2003 and 2002, restructuring charges were $18.2 million and zero, respectively. For the period ended March 31, 2003, restructuring charges consist of center closure costs and severance costs.

Depreciation and Amortization. For the three-month periods ended March 31, 2003 and 2002, depreciation and amortization expenses were $9.4 million and $10.7 million, respectively. The decrease in depreciation and amortization is attributable to the reduced carrying value of intangible and fixed assets due to impairment charges recorded.

Interest Expense. For the three-month periods ended March 31, 2003 and 2002, net interest expense was $5.0 million and $8.8 million, respectively. The decrease in interest expense is due to ceasing to accrue interest on the Mezzanine Loan after March 13, 2002, the date of HQ's bankruptcy filing, and lower interest rates.

Minority Interest. Minority interest was eliminated subsequent to 2001 due to the losses HQ incurred.

DISCONTINUED OPERATIONS

Income From Discontinued Operations. For the three-month period ended March 31, 2003, loss from discontinued operations was $27 thousand, as compared to income of $72 thousand for the three-month period ended March 31, 2002.

PARENT AND OTHER INTERESTS

THREE MONTHS ENDED MARCH 31, 2003 AND 2002

As a result of the Restructuring discussed in Note 10 of the Consolidated Financial Statements, FrontLine has changed from a company which invested in early stage companies which leveraged the Internet into one which is focused on highlighting the value of HQ.

The restructuring costs recognized in the three month periods ended March 31, 2003 and 2002 were $66,000 and $0.3 million, and consisted of LTIP amortization and professional fees and other expenses, respectively.

FrontLine's general and administrative expenses were $0.6 million and $0.5 million during the three month periods ended March 31, 2003 and 2002, respectively.

The equity in earning of unconsolidated companies of $0.1 million represents the quarterly management fee from RSVP. The equity in net loss and impairment of unconsolidated companies in the corresponding 2002 quarter consisted of $0.2 million of equity in net loss of unconsolidated companies.

Dividends on, and accretion of, preferred stock of $0.4 million in the three month period ended March 31, 2003 represents accretion of FrontLine's Series B Convertible Cumulative Preferred Stock which was issued in the fourth quarter of 2000. Such amount in the three month period ended March 31, 2002 of $0.7 million represents dividends on the Series A Stock and accretion of the Series B Stock.

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

By order dated March 31, 2003, the Bankruptcy Court also authorized Frontline to, among other things, in an attempt to resolve an ongoing dispute with the preferred members (a) perform its duties as a debtor-in-possession in connection with a wholly-owned subsidiary that is a managing member of a limited liability company, by negotiating and executing definitive documents consistent with the transactions detailed in the term sheets regarding the proposed restructuring of Reckson Strategic Venture Partners, LLC ("RSVP") and with respect to New World Realty, LLC annexed to such order (collectively, the "Transactions"), and (b) to perform such actions and take all steps necessary to implement and consummate such Transactions. Pursuant to such authorization, on or about April 29, 2003, the Company and RSVP entered into agreements regarding the restructuring of RSVP's capital structure. In addition, RSVP entered into an agreement regarding the restructuring of its management arrangements.

In connection with the capital restructuring, RSVP agreed to redeem the preferred equity holders' interests in RSVP for an aggregate amount of cash and property of approximately $165.3 million (the "Restructuring Price"). Upon execution of the restructuring agreement with the RSVP preferred equity holders, RSVP distributed to such holders an initial cash payment of $41 million and the assets that comprised its parking investments valued at approximately $28.5 million, as a payment against the Restructuring Price. The Restructuring is subject to a financing contingency with respect to the $95.8 million balance of the Restructuring Price. Upon closing, such balance is due and payable in cash. In the event the financing does not close, the cash and assets distributed to RSVP's preferred equity holders shall be treated as a distribution to the preferred equity holders and RSVP shall continue to operate under the capital structure in effect prior to the Transactions.

RSVP also agreed to restructure its relationship with its current managing directors, conditioned upon the redemption of the preferred equity interests, whereby a management company formed by the managing directors will serve as a third party manager of RSVP. The management agreement will have a three-year term, subject to early termination in the event of the disposition of all of the assets of RSVP. The management agreement provides for an annual base management fee of $2.0 million in year one, $1.75 million in year two and $1.0 million in year three, an asset disposition fee equal to 2% of the aggregate consideration received in connection with any sale or other disposition of RSVP Holdings LLC or any RSVP investment (subject to a maximum amount over the term of the agreement, together with the base management fee, of $7.5 million, and a minimum amount of $3.5 million), and a subordinate one-third residual interest in RSVP's assets after the return to the common equity holders of $75 million. Under the restructured management arrangements, RSVP's former managing directors will have a right of first offer in respect of any proposed sales of assets by RSVP.

There can be no assurance that any of the foregoing pending transactions will be completed.

On May 12, 2003, the Bankruptcy Court approved an order which, among other things, authorizes the company to continue to indemnify Scott H. Rechler and James Burnham as the persons expected to be the Debtor's only remaining director

(Mr. Rechler) and officers (Messrs. Rechler and Burnham) after its current director and officer liability insurance policy expires on May 15, 2003, by granting them a superpriority administrative expense for certain Coverage (as defined in the motion)that would have been covered by the insurance policy had it been extended.

Historically, FrontLine has funded operations and investing activities through a combination of borrowings under various credit facilities, issuances of the Company's equity securities and sales of assets. Since the Restructuring, FrontLine's cash requirements have been substantially reduced. As of March 31, 2003, there is no remaining availability under any FrontLine credit facility.

The Company has a credit facility with Reckson in the amount of $100 million (the "FrontLine Facility"). Additionally, Reckson Strategic has a $100 million facility (the "Reckson Strategic Facility") with Reckson to fund Reckson Strategic investments. Note 15 to the consolidated financial statements summarizes the terms of the FrontLine Facility and Reckson Strategic Facility (collectively, the "Credit Facilities"). The Company had $93.4 million outstanding under the FrontLine Facility at March 31, 2003, and due to outstanding letters of credit and accrued interest, has no remaining availability. The Company had $49.3 million outstanding under the Reckson Strategic Facility at March 31, 2003. These borrowings were utilized to fund Reckson Strategic investments and its general operations. As long as there are outstanding amounts under the Credit Facilities, the Company is prohibited from paying dividends on shares of its common stock or, subject to certain exceptions, incurring additional debt. The Credit Facilities are subject to certain other covenants and prohibit advances thereunder to the extent the advances could, in Reckson's determination, endanger the status of Reckson Associates as a REIT. Under the Credit Facilities, additional indebtedness may be incurred by the Company's subsidiaries. The Credit Facilities also contain covenants prohibiting the Company from entering into any merger, consolidation or similar transaction and from selling all or any substantial part of its assets, or allowing any subsidiary to do so, unless approved by the lender. The Credit Facilities also provide for defaults thereunder in the event debt is accelerated under another of FrontLine's financing agreements. On March 28, 2001, the Company's Board of Directors approved amendments to the Credit Facilities pursuant to which (i) interest is payable only at maturity and (ii) Reckson may transfer all or any portion of its rights or obligations under the Credit Facilities to its affiliates. These changes were requested by Reckson as a result of changes in REIT tax laws. In addition, the Reckson Strategic Facility was amended to increase the amount available thereunder to up to $110 million (from $100 million).

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

FrontLine's operations do not require significant capital expenditures. There were no significant capital expenditure commitments as of March 31, 2003.

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

HQ has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of March 31, 2003, HQ had no other material exposure to market risk.

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

The following table sets forth FrontLine's obligations with respect to the Credit Facilities and the FrontLine Bank Credit Facility, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market valued at March 31, 2003 (in thousands, except rates).

                                   FOR THE YEARENDED DECEMBER 31,
                          -------------------------------------------------
                             2003      2004       2005      2006     2007     THEREAFTER    TOTAL     FAIR VALUE
                          --------    -------   -------   -------   -------   ----------   --------   ----------
Variable rate..........   $214,464       --         --        --        --           --    $214,464    $214,464
Average interest
rate...................      11.95%      --         --        --        --           --       11.95%         --

Equity Market Risk

FrontLine faces equity market risk in its ownership interests in its unconsolidated companies. During the year ended December 31, 2001, FrontLine recognized impairment charges to reflect decreased valuations for certain of its investments as a result of unfavorable market conditions and other factors (see
Note 4 to the accompanying consolidated financial statements for further discussion). As a result of such impairment charges, along with the recognition of FrontLine's equity in the net losses of certain ownership interests, the carrying value of FrontLine's ownership interests in and advances to unconsolidated companies, at March 31, 2003 was $12.3 million, approximately 7.2% of total assets, thereby mitigating FrontLine's future equity market risk related to these interests.

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

Item 4. Submission of Matters to a Vote of Securities Holders--None

Item 5. Other Information--None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

10.1 Restructuring Agreement, dated as of April 29, 2003, by and among RSVP Holdings, LLC, RSI Fund Management LLC, New World Realty, LLC, New World Realty Management, LLC, Reckson Asset Partners, LLC, Reckson Strategic Venture Partners LLC and FrontLine Capital Group.

10.2 Restructuring Agreement, dated as of April 29, 2003, by and among Reckson Strategic Venture Partners LLC, RSVP Holdings, LLC, Reckson Asset Partners, LLC, UBS Warburg Real Estate Securities Inc. and Stratum Realty Fund, L.P.

10.3 Management Agreement, dated as of April 29, 2003, by and among New World Realty Management, LLC, Reckson Strategic Venture Partners LLC, RSVP Holdings, LLC and Reckson Asset Partners, LLC.

10.4 Amended and Restated Limited Liability Company Agreement, dated as of April 29, 2003, by and among RSVP Holdings, LLC, RSI Fund Management LLC, New World Realty, LLC and RSVP Management Partners, LLC.

99.1 Certification of Scott H. Rechler, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification of James D. Burnham, Chief Financial Officer and Treasurer, pursuant to 18 U.S.C. section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002

(b) During the three months ended March 31, 2003, the Registrant filed the following reports:

On April 14, 2003, the Registrant submitted an Annual Report on Form 10-K to report financial results for the year ended December 31, 2002.

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



Date: May 20, 2003

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

Date: May 20, 2003.                   /S/  SCOTT H. RECHLER
                                           -------------------------------------
                                           Scott H. Rechler
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

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

Date: May 20, 2003.

                                       /s/ JAMES D. BURNHAM
                                           -------------------------------------
                                           James D. Burnham
                                           Chief Financial Officer and Treasurer
                                           (Chief Accounting Officer)