Form 10-Q
period 2003-06-30
FRONTLINE CAPITAL GROUP
filed 2003-08-19
CIK 1052743

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


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                         COMMISSION FILE NUMBER: 0-30162


                             FRONTLINE CAPITAL GROUP
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            DELAWARE                                        11-3383642
            --------                                        ----------
(STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
INCORPORATION OF ORGANIZATION)                         IDENTIFICATION NO.)

  405 LEXINGTON AVENUE, NEW YORK, NY                            10174
---------------------------------------                         -----
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                      (ZIP CODE)

                                 (212) 931-8000
                                 --------------
               (REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE)

                            -------------------------

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) YES X NO __, AND (2) HAS BEEN SUBJECT TO SUCH FILINGS FOR THE PAST 90 DAYS, YES X NO __.

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN "ACCELERATED FILER" AS DEFINED IN EXCHANGE ACT 12b-2. YES |_| NO X

THE REGISTRANT HAS ONLY ONE CLASS OF COMMON STOCK, ISSUED AT $.01 PAR VALUE PER SHARE WITH 37,344,039 SHARES OUTSTANDING AS OF AUGUST 19, 2003.


                            -------------------------

================================================================================

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                                QUARTERLY REPORT
                    FOR THE THREE MONTHS ENDED JUNE 30, 2003

                                TABLE OF CONTENTS

INDEX                                                                                PAGE
-----------------------------------------------------------------------------------------
PART I.  FINANCIAL INFORMATION
-----------------------------------------------------------------------------------------

Item 1.     Financial Statements

            Consolidated Balance Sheets as of June 30, 2003 (unaudited) and
            December 31, 2002......................................................    3

            Consolidated Statements of Operations for the three and six months
            ended June 30, 2003 and 2002 (unaudited)...............................    4

            Consolidated Statements of Cash Flows for the six months ended June
            30, 2003 and 2002 (unaudited)..........................................    5

            Notes to the Consolidated Financial Statements (unaudited).............    6

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations..................................................   32

Item 3.     Quantitative and Qualitative Disclosures about Market Risk.............   44

Item 4.     Controls and Procedures................................................   45

-----------------------------------------------------------------------------------------
PART II. OTHER INFORMATION
-----------------------------------------------------------------------------------------

Item 1.     Legal Proceedings......................................................   45
Item 2.     Changes in Securities and Use of Proceeds..............................   47
Item 3.     Defaults Upon Senior Securities........................................   47
Item 4.     Submission of Matters to a Vote of Securities Holders..................   47
Item 5.     Other Information......................................................   47
Item 6.     Exhibits and Reports on Form 8-K.......................................   47

-----------------------------------------------------------------------------------------
SIGNATURES AND OFFICER CERTIFICATIONS                                                 49
-----------------------------------------------------------------------------------------

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                      JUNE 30,       DECEMBER 31,
                                                                                        2003             2002
                                                                                    -----------      ------------
                                                                                    (UNAUDITED)
ASSETS:
Current Assets:
     Cash and cash equivalents ...............................................      $     6,247       $    10,311
     Restricted cash .........................................................              789             1,044
     Accounts receivable, net of allowance for doubtful accounts of
       $1,583 at June 30, 2003 and $1,874 at December 31, 2002 ...............            5,965             4,007
     Other current assets ....................................................            7,847            14,370
                                                                                    -----------       -----------
         Total Current Assets ................................................           20,848            29,732
Ownership interests in and advances to unconsolidated companies ..............           12,422            12,322
Property and equipment, net ..................................................           96,424           122,582
Deferred financing costs, net ................................................               --             7,616
Other assets, net ............................................................           18,711            18,798
                                                                                    -----------       -----------
         Total Assets ........................................................      $   148,405       $   191,050
                                                                                    ===========       ===========

LIABILITIES AND SHAREHOLDERS' DEFICIENCY:
Current Liabilities:
Liabilities subject to compromise:
     Accounts payable and accrued expenses ...................................      $    71,292       $    50,073
     Accrued restructuring costs .............................................           79,822            62,818
     Unsecured debt ..........................................................          125,000           125,000
     Secured debt ............................................................          228,607                --
     Credit facilities with related parties ..................................          189,464           189,464
     Notes payable ...........................................................           25,000            25,000
     Other liabilities .......................................................            2,189             2,178
                                                                                    -----------       -----------
         Total liabilities subject to compromise .............................          721,374           454,533
Liabilities not subject to compromise:
     Accounts payable and accrued expenses ...................................           30,032            46,096
     Accrued restructuring costs .............................................            1,931             1,029
     Accrued reorganization costs ............................................            4,395             3,440
     Secured debt ............................................................               --           227,433
     Deferred rent payable ...................................................           33,319            43,732
     Other liabilities .......................................................           29,738            31,724
                                                                                    -----------       -----------
         Total liabilities not subject to compromise .........................           99,415           353,454
                                                                                    -----------       -----------
         Total current liabilities ...........................................          820,789           807,987
Other liabilities not subject to compromise ..................................            5,051             5,051
                                                                                    -----------       -----------
         Total Liabilities ...................................................          825,840           813,038
                                                                                    -----------       -----------
Redeemable convertible preferred stock (aggregate liquidation preference .....           27,228            26,840
     $25,000 at June 30, 2003 and December 31, 2002)
Shareholders' Deficiency:
     8.875% convertible cumulative preferred stock, $.01 par value, 25,000,000
       shares authorized, 26,000 issued and outstanding ......................               --                --
     Common stock, $.01 par value, 100,000,000 shares authorized,
     37,344,039 shares issued and outstanding at June 30, 2003 and
     December 31, 2002, respectively .........................................              373               373
     Additional paid-in capital ..............................................          398,210           398,598
     Accumulated deficit .....................................................       (1,103,246)       (1,047,799)
                                                                                    -----------       -----------
         Total Shareholders' Deficiency ......................................         (704,663)         (648,828)
                                                                                    -----------       -----------
         Total Liabilities and Shareholders' Deficiency ......................      $   148,405       $   191,050
                                                                                    ===========       ===========

          See accompanying notes to consolidated financial statements.

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                          JUNE 30,                         June 30,
                                                                 ---------------------------     ---------------------------
                                                                     2003           2002             2003           2002
                                                                     ----           ----             ----           ----
HQ Operating Revenues:
   Workstation revenue ........................................  $     43,811   $     54,278     $     90,826   $    111,790
   Support services ...........................................        26,497         29,265           53,296         60,211
                                                                 ------------   ------------     ------------   ------------
     Total HQ Operating Revenues ..............................        70,308         83,543          144,122        172,001
                                                                 ------------   ------------     ------------   ------------
HQ Operating Expenses:
   Rent .......................................................        36,063         48,010           76,453         97,165
   Support services ...........................................         7,128          9,165           14,776         19,851
   Center general and administrative ..........................        14,794         17,269           31,065         36,152
   General and administrative .................................         7,654          9,549           16,509         20,516
   Depreciation and amortization ..............................         9,211         10,614           18,633         21,313
                                                                 ------------   ------------     ------------   ------------
     Total HQ Operating Expenses ..............................        74,850         94,607          157,436        194,997
                                                                 ------------   ------------     ------------   ------------
     HQ operating loss ........................................        (4,542)       (11,064)         (13,314)       (22,996)

HQ Other Expenses:
   Impairment of assets .......................................          (135)            --           (4,834)            --
   Loss from asset disposals ..................................          (204)            --             (204)            --
   Reorganization costs .......................................       (10,958)        (4,387)         (14,084)       (14,239)
   Restructuring costs ........................................         4,661         (7,154)         (13,515)        (7,154)
   Interest expense, net ......................................        (3,457)        (5,082)          (8,497)       (13,918)
                                                                 ------------   ------------     ------------   ------------
     HQ loss from continuing operations .......................       (14,635)       (27,687)         (54,448)       (58,307)

Parent Expenses:
   General and administrative expenses ........................          (412)          (444)            (980)          (959)
   Reorganization costs .......................................           (64)          (135)             (64)          (135)
   Restructuring costs ........................................           (66)           (50)            (132)          (305)
   Interest expense, net ......................................           (21)        (6,717)             (46)       (13,004)
                                                                 ------------   ------------     ------------   ------------

Loss from continuing operations before equity in net loss
   and impairment of unconsolidated company ...................       (15,198)       (35,033)         (55,670)       (72,710)

Equity in net loss and impairment of unconsolidated company ...           125         (1,047)             250         (1,335)
                                                                 ------------   ------------     ------------   ------------

     Loss before discontinued operations ......................       (15,073)       (36,080)         (55,420)       (74,045)

Income (loss) from discontinued operations ....................            --          2,879              (27)         2,951
                                                                 ------------   ------------     ------------   ------------

     Net loss .................................................       (15,073)       (33,201)         (55,447)       (71,094)

Dividends on and accretion of preferred stock .................            --           (721)            (388)        (1,420)
                                                                 ------------   ------------     ------------   ------------

     Net loss applicable to common shareholders ...............  $    (15,073)  $    (33,922)    $    (55,835)       (72,514)
                                                                 ============   ============     ============   ============

Basic and diluted net loss per weighted average common share ..  $      (0.40)  $      (0.91)    $      (1.50)  $      (1.94)
                                                                 ============   ============     ============   ============
Basic and diluted weighted average common shares outstanding ..    37,344,039     37,344,039       37,344,039     37,344,039
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

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                     SIX MONTHS ENDED
                                                                                          JUNE 30,
                                                                                 -----------------------
                                                                                    2003           2002
                                                                                    ----           ----
Cash Flows from Operating Activities:
   Loss from continuing operations ........................................      $(55,420)      $(74,045)
   Adjustments to reconcile loss from continuing operations to cash used in operating activities:
       Depreciation and amortization ......................................        18,633         21,313
       Amortization of deferred financing costs ...........................         4,834          9,695
       Equity in net loss and impairment of unconsolidated companies ......         1,216          1,335
       Stock and related compensation .....................................           902             67
       Non-cash restructuring costs .......................................        17,135             66
       Non-cash reorganization costs ......................................         7,356             --
       Changes in operating assets and liabilities:
         Accounts receivable, net .........................................        (1,958)         1,449
         Other assets .....................................................         6,413         (2,831)
         Deferred rent payable ............................................        (6,711)         1,726
         Accounts payable and accrued expenses ............................         5,154         27,827
         Accrued restructuring costs ......................................            --           (797)
         Accrued reorganization costs .....................................            --          5,135
         Other liabilities ................................................        (2,249)         4,025
                                                                                 --------       --------
           Net cash used in continuing operating activities ...............        (4,695)        (5,035)
           Net cash used in discontinued operations .......................           (27)        (5,924)
                                                                                 --------       --------
           Net cash used in operating activities ..........................        (4,722)       (10,959)
                                                                                 --------       --------

Cash Flows from Investing Activities:
   Equipment ..............................................................        (1,042)        (1,605)
   Restricted cash ........................................................           254           (956)
   Proceeds from sale of short-term investments ...........................            --          1,010
   Acquisition of ownership interests and advances to unconsolidated
     Companies ............................................................            --            (67)
                                                                                 --------       --------
           Net cash used in continuing investing activities ...............          (788)        (1,618)
           Net cash provided by discontinued operations ...................            --         15,292
                                                                                 --------       --------
           Net cash provided by (used in) investing activities ............          (788)        13,674
                                                                                 --------       --------

Cash Flows from Financing Activities:
   Capital leases .........................................................           272           (621)
   Net draws (repayments) of secured credit facility and notes payable ....         1,174          7,759
                                                                                 --------       --------
           Net cash provided by financing activities ......................         1,446          7,138
                                                                                 --------       --------

Cash and Cash Equivalents:
   Net increase (decrease) ................................................        (4,064)         9,853
   Beginning of period ....................................................        10,311         18,139
                                                                                 --------       --------
   End of period ..........................................................      $  6,247       $ 27,992
                                                                                 ========       ========

          See accompanying notes to consolidated financial statements.

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2003
                                  (UNAUDITED)

1.       DESCRIPTION OF THE COMPANY

FrontLine Capital Group ("FrontLine" or the "Company") is a holding company, with two distinct operating segments: one holds FrontLine's interest in HQ Global Workplaces, Inc., a company in the officing solutions market (see Note 3 for further discussion), and its predecessor companies ("HQ" or the "HQ Global Segment"), and the other consists of FrontLine (parent company) ("FrontLine Parent") and its interests in a group of companies (the "Parent and Other Interests Segment") that provide a range of services. In October 2000, FrontLine announced that it would focus its resources and capital on the businesses within its existing portfolio and cease pursuing new investment activities ("Restructuring").

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

On November 14, 2002, the Bankruptcy Court issued an order, which, among other things, extended the exclusive period during which only FrontLine may file a plan of reorganization through and including February 7, 2003. On March 24, 2003, the Bankruptcy Court issued an order which among other things, further extended the exclusive period during which only FrontLine may file a plan of reorganization through and including June 6, 2003. By order dated July 2, 2003, the Bankruptcy Court has further extended FrontLine's exclusive period through and including August 30, 2003. Confirmation of a plan of reorganization could materially change the amounts currently recorded in the financial statements. The financial statements do not give effect to any adjustment to the carrying value of assets, or amounts and classifications of liabilities that might be necessary as a consequence of this matter. The Company has the exclusive right to propose a plan of reorganization, which period may be extended further by the Bankruptcy Court.

By order dated March 31, 2003, the Bankruptcy Court authorized FrontLine to, among other things, in an attempt to resolve an ongoing dispute with the preferred members (a) perform its duties as a debtor-in-possession in connection with a wholly-owned subsidiary that is a managing member of a limited liability company, by negotiating and executing definitive documents consistent with the transactions detailed in the term sheets regarding the proposed restructuring of Reckson Strategic Venture Partners, LLC ("RSVP") and with respect to New World Realty, LLC annexed to such order (collectively, the "Transactions"); and (b) perform such actions and take all steps necessary to implement and consummate such Transactions. Pursuant to such authorization, on or about April 29, 2003, the Company and RSVP entered into agreements regarding the restructuring of RSVP's capital structure. In addition, RSVP entered into an agreement regarding the restructuring of its management arrangements.

In connection with the capital restructuring, RSVP agreed to redeem the preferred equity holders' interests in RSVP for an aggregate amount of cash and property of approximately $165.3 million (the "Restructuring Price"). Upon execution of the restructuring agreement with the RSVP preferred equity

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2003
                                  (UNAUDITED)

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

In connection with the March 31, 2003 order and the Transactions, on August 12, 2003, the Bankruptcy Court authorized FrontLine to continue to perform its duties as a debtor in possession in connection with its wholly-owned subsidiary, RSI Fund Management, LLC ("RSIFM"), and, specifically, to enter into and cause the performance of the transaction described in a term sheet with GMAC Commercial Mortgage Corporation ("GMACCM"), pursuant to which, inter alia, RSVP and others would obtain amezzanine loan in an amount up to $60 million to partially fund the redemption of the preferred equity holders' interests in RSVP. The Bankruptcy Court's August 12, 2003 order also authorized FrontLine to, among other things, (a) amend RSIFM's operating agreement, as necessary, including to provide for (I) the restructuring of RSIFM as a bankruptcy-remote, special purpose entity, with at least one independent director, to the reasonable satisfaction of GMACCM, and/or (II) an independent manger; and (b) have two promissory notes from managing directors of RSVP Holdings, LLC, which notes aggregate approximately $2.8 million (together, the "Notes"), be hypothecated or pledged to GMACCM as collateral for the GMACCM transaction, either directly by FrontLine or after assignment of the Notes to RSIFM.

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

HQ GLOBAL BANKRUPTCY

On March 13, 2002, HQ and certain of its affiliates (collectively, the "Debtors") filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Delaware Bankruptcy Court") and received a commitment for $30.0

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2003
                                  (UNAUDITED)

million in debtor-in-possession financing. The Debtors continue to operate their business and manage their properties as debtors-in-possession during the Chapter 11 proceeding. The Debtors had the exclusive right to propose a plan of reorganization until July 13, 2003. The Debtors were obligated under their debtor-in-possession financing facility to file with the Delaware Bankruptcy Court, no later than May 31, 2003, a plan of reorganization in a form acceptable to the "Requisite Lenders" under the facility.

On May 28, 2003, after extensive negotiations with their creditor constituencies, the Debtors filed a proposed plan of reorganization (as such has been amended, the "Plan") with the Delaware Bankruptcy Court. On June 13, 2003 and July 18, 2003, the Debtors filed amended versions of the Plan. On July 18, 2003, the Delaware Bankruptcy Court approved materials, including the Debtors' disclosure statement, to solicit votes to accept the Plan. Those materials have been distributed to creditors entitled to vote on the Plan. The deadline to vote on, and to object to confirmation of, the Plan is August 22, 2003. The Delaware Bankruptcy Court has scheduled a hearing to consider confirmation of the Plan for September 10, 2003.

If the reorganization plan as proposed is approved, then FrontLine will no longer own an interest in HQ. Accordingly, HQ will no longer be consolidated with FrontLine and will be reflected in the financial statements as a discontinued operation.

NOTES PAYABLE, CREDIT FACILITIES AND PREFERRED STOCK DEFAULTS

As of June 30, 2003, the Company has not paid certain principal and interest due on the FrontLine Bank Credit Facility and both the FrontLine Bank Credit Facility (Note 5) and the Credit Facilities with Reckson Operating Partnership, L.P. ("Reckson") (Note 11) are in default. Additionally, the Company did not pay the dividend that became payable on December 31, 2001 or any subsequent dividend for the Redeemable Preferred Stock, and is in default under that agreement (Note
6).

The accompanying consolidated financial statements have been prepared on a going concern basis of accounting and do not reflect any adjustments that might result should the Company be unable to continue as a going concern. The Company's inability to repay or refinance its indebtedness when due, and pay dividends on its redeemable preferred stock, its recent losses from operations and the related Chapter 11 proceedings of FrontLine and HQ raise substantial doubt about its ability to continue as a going concern. The appropriateness of using the going concern basis is dependent upon, among other things (i) confirmation of plans of reorganization for FrontLine and HQ under the Bankruptcy Code, (ii) the ability to achieve profitable operations after such confirmations and (iii) the ability to generate sufficient cash from operations and through asset sales to meet its obligations.

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

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2003
                                  (UNAUDITED)

flows of the HQ Global Segment are presented in Note 3. The financial position, results of operations and cash flows of the Parent and Other Interests Segment are summarized in Note 4. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (substantially consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2003
                                  (UNAUDITED)

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

PROPERTY AND EQUIPMENT

Property and equipment consists of property and equipment owned by HQ, and is stated at cost less accumulated depreciation and amortization. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets which range from three to seven years. Leasehold improvements are amortized over the lesser of the term of the related lease or the estimated useful lives of the assets. As of June 30, 2003 and December 31, 2002, the related accumulated depreciation and amortization was $110.8 million and $102.4 million, respectively.

DEFERRED FINANCING COSTS

The Company amortizes deferred financing costs over the term of the related debt. Amortization of deferred financing costs is included as a component of interest expense in the accompanying consolidated statements of operations. Deferred financing costs totaled zero and $7.6 million at June 30, 2003 and December 31, 2002, respectively, net of accumulated amortization of zero and $11.8 million, respectively. Subsequent to the filing of HQ's Plan of Reorganization and Disclosure Statement during the second quarter of 2003, HQ recorded a $6.4 million non-cash charge to reorganization costs for the write-off of the remaining balance of deferred financing costs associated with the senior secured debt.

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2003
                                  (UNAUDITED)

IMPAIRMENTS OF OWNERSHIP INTERESTS AND ADVANCES TO UNCONSOLIDATED COMPANIES

The Company continually evaluates the carrying value of its ownership interests in and advances to each of its investments in unconsolidated companies for possible impairment based on achievement of business plan objectives and milestones, the value of each ownership interest in the unconsolidated company relative to carrying value, the financial condition and prospects of the company and other relevant factors. The fair value of the Company's ownership interests in and advances to privately held companies is generally determined based on the value at which independent third parties have invested or have committed to invest in the companies. The Company recorded a $25.7 million charge during the year ended December 31, 2000 to recognize impairment charges to reduce the carrying value of its investments in certain unconsolidated companies. In recognition of continuing difficult capital market conditions and operating performance of these ownership interests, the Company recorded an additional impairment charge of $32.9 million during the year ended December 31, 2001. Of the $32.9 million charge, $20.0 million related to Reckson Strategic Venture Partners, LLC ("Reckson Strategic"). See Note 4 for further discussion. During the six months ended June 30, 2003, the Company determined that no additional impairment charge was necessary.

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

Assets to be disposed of are reported at the lower of the carrying amount or estimated fair value less costs to sell. Accordingly, the Company recorded impairment charges of approximately $0.1 million and $4.8 million related to the closure of centers pursuant to restructurings during the three and six-month periods ended June 30, 2003, respectively.

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2003
                                  (UNAUDITED)

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

INCOME TAXES

The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. This method also requires the recognition of future tax benefits such as net operating loss carry forwards, to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion of the deferred asset will not be recognized. At June 30, 2003 and December 31, 2002, all of HQ and FrontLine Parent's deferred tax assets have been fully reserved due to the uncertainty as to whether these assets will provide benefit in future years.

STOCK-BASED COMPENSATION

The Company follows Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock options. The Company accounts for stock-based compensation for non-employees under the fair value method prescribed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("FAS 123"). Through June 30, 2003, there have been no significant grants to non-employees.

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

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2003
                                  (UNAUDITED)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. For the three and six months ended June 30, 2003 and 2002 the Company's pro forma information follows (in thousands, except per share data):

                                                         THREE MONTHS ENDED            SIX MONTHS ENDED
                                                         ------------------            ----------------
                                                              JUNE 30,                      JUNE 30,
                                                              --------                      --------
                                                        2003           2002           2003           2002
                                                        ----           ----           ----           ----
Net loss as reported ..............................   $(15,073)      $(33,922)      $(55,835)      $(72,514)
Less:  Stock option expense determined under
  the fair value recognition methods for all
  awards ..........................................       (460)        (1,109)          (919)        (2,123)
                                                      --------       --------       --------       --------
Pro forma net loss ................................   $(15,533)      $(35,031)      $(56,754)      $(74,637)
                                                      ========       ========       ========       ========
Basic and diluted net loss per share as reported ..   $  (0.40)      $  (0.91)      $  (1.50)      $  (1.94)
                                                      ========       ========       ========       ========
Pro forma basic and diluted net loss per share ....   $  (0.42)      $  (0.94)      $  (1.52)      $  (2.00)
                                                      ========       ========       ========       ========

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

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2003
                                  (UNAUDITED)

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

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2003
                                  (UNAUDITED)

3.       INTEREST IN HQ GLOBAL AND PREDECESSOR ENTITIES

OVERVIEW

HQ is a provider of flexible officing solutions. HQ provides a complete outsourced office solution through furnished and equipped individual offices and multi-office suites available on short notice with flexible contracts. HQ also provides business support and information services, including telecommunications; broadband Internet access; mail room and reception services; high-speed copying, faxing and printing services; secretarial, desktop publishing and IT support services and various size conference facilities, with multi-media presentation and, in certain cases, video teleconferencing capabilities. HQ also provides similar services for those businesses and individuals that do not require offices on a full-time basis. As of June 30, 2003 HQ owned, operated, or franchised 288 business centers, which are included in continuing operations and are primarily located in the United States. There were 6 business centers operating at June 30, 2003 that were held for sale and included in discontinued operations or in the process of being closed. HQ's wholly-owned subsidiary is the franchisor of 19 domestic and 53 international business centers for unrelated franchisees. Excluding franchised centers, HQ owned and operated 216 business centers as of June 30, 2003.

OWNERSHIP BY FRONTLINE

As of June 30 2003, FrontLine's ownership interest in HQ was approximately 56%. Although FrontLine's percentage ownership may vary depending on the actual preferred stock conversion price, on a fully-diluted basis, assuming the outstanding preferred stock converted at the HQ merger conversion price, and including certain warrants to purchase HQ Global stock, FrontLine would own approximately 39.9% of the common stock of HQ Global.

An HQ Global shareholder has a put option ("Put Option") to require the Company to purchase all of its interest any time until January 8, 2005, at the then determined fair value of the interest.

If the reorganization plan as proposed (Note 1) is approved, then FrontLine will no longer own an interest in HQ. Accordingly, HQ will no longer be consolidated with FrontLine and will be reflected in the financial statements as a discontinued operation.

DISCONTINUED OPERATIONS

In December 2001, HQ's Board of Directors approved a plan to dispose of HQ's business in Europe. As a result of this transaction, the HQ consolidated balance sheets at June 30, 2003 and December 31, 2002 and the statements of operations for the three and six-month periods ended June 30, 2003 and 2002, and statements of cash flows for the six-month periods ended June 30, 2003 and 2002 present the European businesses as a discontinued operation.

On May 8, 2003 the Delaware Bankruptcy Court approved the sale of certain assets of HQ's United Kingdom assets free and clear of all liens, claims, encumbrances and other interests. Upon closing of the sale, HQ will have no substantial assets in the United Kingdom. The asset sale took the form of a sale by a duly appointed receiver with authority under the laws of the United Kingdom. The sale is contingent upon completion of certain conditions, including landlord consent, release of landlord guarantees and the release of certain finance agreements. Because of the uncertainty related to the sale proceeds if any, the Company has not recorded a gain on the sale of these assets and continues to value these assets at zero.

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2003
                                  (UNAUDITED)

FINANCIAL STATEMENTS

The following statements present the portion of the Company's financial position, results of operations and cash flows represented by HQ Global and predecessor entities as of and for the periods indicated.

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2003
                                  (UNAUDITED)

                       HQ GLOBAL AND PREDECESSOR ENTITIES
                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                         JUNE 30,      DECEMBER 31,
                                                                           2003            2002
                                                                         ---------     ------------
ASSETS:
Current Assets:
     Cash and cash equivalents ....................................      $   5,908       $  10,011
     Restricted cash ..............................................            789           1,044
     Accounts receivable, net of allowance for doubtful accounts of
       $1,583 at June 30, 2003 and $1,874 at December 31, 2002 ....          5,965           4,007
     Other current assets .........................................          7,847          13,516
                                                                         ---------       ---------
         Total Current Assets .....................................         20,509          28,578
Property and equipment, net .......................................         96,424         122,582
Deferred financing costs, net .....................................             --           7,570
Other assets, net .................................................         18,145          18,161
                                                                         ---------       ---------
         Total Assets .............................................      $ 135,078       $ 176,891
                                                                         =========       =========

LIABILITIES AND NET BUSINESS UNIT DEFICIENCY:
Current Liabilities
Liabilities subject to compromise:
     Accounts payable and accrued expenses ........................      $  65,678       $  44,459
     Accrued restructuring costs ..................................         79,822          62,818
     Unsecured debt ...............................................        125,000         125,000
     Secured debt .................................................        228,607              --
     Other liabilities ............................................          2,189           2,178
                                                                         ---------       ---------
         Total liabilities subject to compromise ..................        501,296         234,455
Liabilities not subject to compromise:
     Accounts payable and accrued expenses ........................         29,892          46,096
     Accrued restructuring costs ..................................          1,931           1,029
     Accrued reorganization costs .................................          4,395           3,440
     Secured debt .................................................             --         227,433
     Deferred rent payable ........................................         33,319          43,732
     Other liabilities ............................................         29,738          31,724
                                                                         ---------       ---------
         Total liabilities not subject to compromise ..............         99,275         353,454
                                                                         ---------       ---------
         Total Current Liabilities ................................        600,571         587,909
Other liabilities not subject to compromise .......................          5,051           5,051
                                                                         ---------       ---------
         Total Liabilities ........................................        605,622         592,960
Net business unit deficiency ......................................       (470,544)       (416,069)
                                                                         ---------       ---------
         Total Liabilities and Net Business Unit Deficiency .......      $ 135,078       $ 176,891
                                                                         =========       =========

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2003
                                  (UNAUDITED)

                       HQ GLOBAL AND PREDECESSOR ENTITIES
                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                    THREE MONTHS ENDED              SIX MONTHS ENDED
                                                         JUNE 30,                        JUNE 30,
                                                --------------------------      -------------------------
                                                   2003            2002            2003            2002
                                                   ----            ----            ----            ----
HQ Operating Revenues:
   Workstation revenue ...................      $  43,811       $  54,278       $  90,826       $ 111,790
   Support services ......................         26,497          29,265          53,296          60,211
                                                ---------       ---------       ---------       ---------
     Total HQ Operating Revenues .........         70,308          83,543         144,122         172,001
                                                ---------       ---------       ---------       ---------

HQ Operating Expenses:
   Rent ..................................         36,063          48,010          76,453          97,165
   Support services ......................          7,128           9,165          14,776          19,851
   Center general and administrative .....         14,794          17,269          31,065          36,152
   General and administrative ............          7,654           9,549          16,509          20,516
Depreciation and amortization ............          9,211          10,614          18,633          21,313
                                                ---------       ---------       ---------       ---------
     Total HQ Operating Expenses .........         74,850          94,607         157,436         194,997
                                                ---------       ---------       ---------       ---------
     HQ operating (loss) income ..........         (4,542)        (11,064)        (13,314)        (22,996)

HQ Other Expenses:
   Impairment of assets ..................           (135)             --          (4,834)             --
   Loss from asset disposals .............           (204)             --            (204)             --
   Reorganization costs ..................        (10,958)         (4,387)        (14,084)        (14,239)
   Restructuring costs ...................          4,661          (7,154)        (13,515)         (7,154)
   Interest expense, net .................         (3,457)         (5,082)         (8,497)        (13,918)
                                                ---------       ---------       ---------       ---------
Loss before discontinued operations ......        (14,635)        (27,687)        (54,448)        (58,307)
Income (loss) from discontinued operations             --           2,879             (27)          2,951
                                                ---------       ---------       ---------       ---------
     Net loss attributable to HQ .........      $ (14,635)      $ (24,808)      $ (54,475)      $ (55,356)
                                                =========       =========       =========       =========

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2003
                                  (UNAUDITED)

                            HQ GLOBAL AND PREDECESSOR
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                 SIX MONTHS ENDED
                                                                                      JUNE 30,
                                                                             ------------------------
                                                                               2003            2002
                                                                               ----            ----
Cash Flows from Operating Activities:
   Loss before discontinued operations attributable to HQ .............      $(54,448)      $(58,307)
   Adjustments to reconcile net loss before continuing operations attributable to HQ to cash used in operating activities:
       Depreciation and amortization ..................................        18,633         21,313
       Impairment of assets ...........................................         4,834             --
       Amortization of deferred financing costs .......................         1,170          9,645
       Stock and related compensation .................................           902             67
          Non-cash restructuring ......................................        17,003             --
          Non-cash reorganization .....................................         7,356             --
          Changes in operating assets and liabilities:
          Accounts receivable, net ....................................        (1,958)         1,449
          Other assets ................................................         5,718         (1,221)
          Deferred rent payable .......................................        (6,711)         1,726
          Accounts payable and accrued expenses .......................         5,016         27,229
          Accrued reorganization costs ................................            --          5,135
          Accrued restructuring costs .................................            --           (797)
          Other liabilities ...........................................        (2,249)        (8,530)
                                                                             --------       --------
       Net cash used in operating activities from continuing operations        (4,734)        (2,291)
          Net cash used in discontinued operations ....................           (27)        (5,924)
                                                                             --------       --------
          Net cash used in operating activities .......................        (4,761)        (8,215)
                                                                             --------       --------
Cash Flows from Investing Activities:
   Equipment ..........................................................        (1,042)        (1,605)
   Restricted cash ....................................................           254           (956)
                                                                             --------       --------
           Net cash used in continuing investing activities ...........          (788)        (2,561)
           Net cash provided by discontinued operations ...............            --         15,292
                                                                             --------       --------
           Net cash provided by (used in) investing activities ........          (788)        12,731
                                                                             --------       --------
Cash Flows from Financing Activities:
   Net proceeds from notes payable ....................................         1,174          7,759
   Capital leases .....................................................           272           (621)
                                                                             --------       --------
           Net cash provided by financing activities ..................         1,446          7,138
                                                                             --------       --------
Cash and Cash Equivalents:
   Net increase (decrease) ............................................        (4,103)        11,654
   Beginning of period ................................................        10,011         16,151
                                                                             --------       --------
   End of period ......................................................      $  5,908       $ 27,805
                                                                             ========       ========

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2003
                                  (UNAUDITED)

4.       OTHER OWNERSHIP INTERESTS

The Company's ownership interests in its investees are classified according to the applicable accounting method utilized at June 30, 2003 and December 31, 2002. The carrying value of equity method investments represents the Company's acquisition costs less any impairment charges and the Company's share of such investees' losses. The carrying value of cost method investments represents the Company's acquisition costs less any impairment charges in such investees. The Company's ownership interests in and advances to investees as of June 30, 2003, are as follows (in thousands):

                                                        JUNE 30, 2003                DECEMBER 31, 2002
                                                ----------------------------    -----------------------------
                                                CARRYING VALUE    COST BASIS    CARRYING VALUE     COST BASIS
                                                --------------    ----------    --------------     ----------
Equity Method...............................      $ 12,422         $158,671        $ 12,322          $158,671
Cost Method.................................            --           18,075              --            18,075
                                                  --------                         --------
                                                  $ 12,422                         $ 12,322
                                                  ========                         ========

The following details the Company's equity in earnings and net loss and impairment of unconsolidated companies (in thousands):

                                                     THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                     ---------------------------       --------------------------
                                                       2003              2002            2003             2002
                                                     --------          --------        --------         --------
Reckson Strategic Venture Partners, LLC.....         $    125          $ (1,047)       $    250         $ (1,335)
                                                     --------          --------        --------         --------
   Equity in net loss and impairment of
     unconsolidated companies...............         $    125          $ (1,047)       $    250         $ (1,335)
                                                     ========          ========        ========         ========

RECKSON STRATEGIC

Reckson Strategic Venture Partners, LLC ("Reckson Strategic") invests in operating companies with experienced management teams in real estate and real estate related market sectors which are in the early stages of their growth cycle or offer unique circumstances for attractive investments, as well as platforms for future growth.

Through RSVP Holdings, LLC ("Holdings"), the Company is a managing member and 100% owner of the common equity of Reckson Strategic. New World Realty, LLC, an entity owned by two individuals (the "RSVP Managing Directors") retained by Holdings, acts as a managing member of Holdings, and has a carried interest which provides for the RSVP Managing Directors to receive a share in the profits of Reckson Strategic after the Company, UBS Real Estate Securities, Inc. ("UBS Real Estate"), formerly Paine Webber Real Estate Securities, Inc., and Stratum Realty Fund, L.P. ("Stratum") have received certain minimum returns and a return of capital. UBS Real Estate and Stratum are non-managing members and preferred equity owners who have committed $150 million and $50 million, respectively, in capital and share in profits and losses of Reckson Strategic with the Company, subject to a maximum internal rate of return of 16% of invested capital. The carrying values of the Company's investment in Reckson Strategic, which is accounted for under the equity method, were $12.4 million and $12.3 million as of June 30, 2003 and December 31, 2002, respectively. See Note 1 for current developments.

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2003
                                  (UNAUDITED)

FINANCIAL STATEMENTS

The following statements present the portion of the Company's financial position, results of operations and cash flows represented by FrontLine Parent and other interests as of and for the periods indicated.

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2003
                                  (UNAUDITED)

                      FRONTLINE PARENT AND OTHER INTERESTS
                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                   JUNE  30,       DECEMBER 31,
                                                                                  -----------      ------------
                                                                                      2003              2002
                                                                                      ----              ----
ASSETS:
Current Assets:
     Cash and cash equivalents .............................................      $       339       $       300
     Other current assets ..................................................               --               854
                                                                                  -----------       -----------
         Total Current Assets ..............................................              339             1,154
Ownership interests in and advances to unconsolidated companies ............           12,422            12,322
Deferred financing costs, net ..............................................               --                46
Other assets, net ..........................................................              566               637
                                                                                  -----------       -----------
         Total Assets ......................................................      $    13,327       $    14,159
                                                                                  ===========       ===========

LIABILITIES AND SHAREHOLDERS' DEFICIENCY:
Liabilities subject to compromise:
     Accounts payable and accrued expenses .................................      $     5,614       $     5,614
     Credit facilities with related parties ................................          189,464           189,464
     Notes payable .........................................................           25,000            25,000
                                                                                  -----------       -----------
         Total Liabilities subject to compromise ...........................          220,078           220,078
Liabilities not subject to compromise:
     Accounts payable and accrued expenses .................................              140                --
                                                                                  -----------       -----------
         Total Liabilities .................................................          220,218           220,078

Negative ownership interest in HQ Global and predecessor entities ..........          470,544           416,069
Redeemable convertible preferred stock .....................................           27,228            26,840
Shareholders' Deficiency:
     8.875% convertible cumulative preferred stock, $.01 par value,
       25,000,000 shares authorized, 26,000 issued and outstanding .........               --                --
     Common stock, $.01 par value, 100,000,000 shares authorized, 37,344,039 shares issued and outstanding at June 30, 2003
       and December 31, 2002, respectively .................................              373               373
     Additional paid-in capital ............................................          398,210           398,598
     Accumulated deficit ...................................................       (1,103,246)       (1,047,799)
                                                                                  -----------       -----------
         Total Shareholders' Deficiency ....................................         (704,663)         (648,828)
                                                                                  -----------       -----------
         Total Liabilities and Shareholders' Deficiency ....................      $    13,327       $    14,159
                                                                                  ===========       ===========

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2003
                                  (UNAUDITED)

                      FRONTLINE PARENT AND OTHER INTERESTS
                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                   THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                        JUNE 30,                      JUNE 30,
                                                                ------------------------      ------------------------
                                                                  2003           2002           2003           2002
                                                                  ----           ----           ----           ----
Parent Expenses:
   General and administrative expenses ...................      $   (412)      $   (444)      $   (980)      $   (959)
   Reorganization costs ..................................           (64)          (135)           (64)          (135)
   Restructuring costs ...................................           (66)           (50)          (132)          (305)
   Interest expense, net .................................           (21)        (6,717)           (46)       (13,004)
                                                                --------       --------       --------       --------

     Loss before equity in net loss and impairment of
       unconsolidated companies ..........................          (563)        (7,346)        (1,222)       (14,403)

Equity in net loss and impairment of unconsolidated
companies, net of management fees ........................           125         (1,047)           250         (1,335)
                                                                --------       --------       --------       --------

     Net loss ............................................          (438)        (8,393)          (972)       (15,738)

Dividends on and accretion of preferred stock ............            --           (721)          (388)        (1,420)
                                                                --------       --------       --------       --------

   Net loss applicable to common shareholders attributable
     to Parent and Other Interests .......................      $   (438)      $ (9,114)      $ (1,360)      $(17,158)
                                                                ========       ========       ========       ========

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2003
                                  (UNAUDITED)

                      FRONTLINE PARENT AND OTHER INTERESTS
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                           SIX MONTHS ENDED
                                                                                               JUNE 30,
                                                                                      ------------------------
                                                                                         2003           2002
                                                                                         ----           ----
Cash Flows from Operating Activities:
   Net loss ....................................................................      $   (972)      $(15,738)
   Adjustments to reconcile net loss to cash used in operating activities.......
       Amortization of deferred financing costs ................................            46             50
       Equity in net loss of unconsolidated companies ..........................            --          1,335
       Non-cash restructuring costs ............................................           132             66
       Changes in operating assets and liabilities:
         Other assets ..........................................................           695         (1,610)
         Accounts payable and accrued expenses .................................           138            598
         Other liabilities .....................................................            --         12,555
                                                                                      --------       --------
           Net cash provided by (used in) operating activities .................            39         (2,744)
                                                                                      --------       --------

Cash Flows from Investing Activities:
   Proceeds from sale of short-term investments ................................            --          1,010
   Acquisition of ownership interests and advances to unconsolidated companies .            --            (67)
                                                                                      --------       --------
           Net cash provided by investing activities ...........................            --            943
                                                                                      --------       --------

Cash Flows from Financing Activities:
           Net cash used in financing activities ...............................            --             --
                                                                                      --------       --------

Cash and Cash Equivalents:
   Net increase (decrease) .....................................................            39         (1,801)
   Beginning of period .........................................................           300          1,988
                                                                                      --------       --------
   End of period ...............................................................      $    339       $    187
                                                                                      ========       ========

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2003
                                  (UNAUDITED)

5.       NOTES PAYABLE

HQ DEBTOR-IN-POSSESSION FACILITY

In connection with HQ's bankruptcy filing (See Note 1), HQ received a commitment for a $30.0 million facility, with borrowings permitted through December 31, 2002 in accordance with certain operating and liquidity covenants. Any borrowings, of which there have been none through June 30, 2003, will incur interest at prime plus 3%. HQ and its lenders have agreed to extend this facility through and including September 30, 2003.

HQ CREDIT FACILITY

HQ has a pre-petition credit facility (the "HQ Credit Facility") with certain lending institutions, which, as amended and restated as of June 29, 2001, provides for borrowings of up to $219.4 million under four term loans (the "Term Loans") and for borrowings or letters of credit of up to an additional $55.6 million under two revolving loan commitments (the "Revolver Loans"). Availabilities under the Revolver Loans are formula based. As of June 30, 2003, there was $188.6 million in outstanding borrowings under the Term Loans and $40.0 million in borrowings outstanding under the Revolver Loans. As of June 30, 2003, HQ had letters of credit outstanding in the aggregate amount of $14.8 million for landlord security deposits. Such letters of credit are collateralized by $0.2 million in cash and $14.6 million of Revolver Loans.

The Term Loans are repayable in various quarterly installments through November 2005. Additional annual principal payments of 75% of excess cash flow as defined are required. Pursuant to such requirement, HQ made an accelerated principal payment of $15.1 million during the twelve-month period ended December 31, 2001, based on cash flows for the year ended December 31, 2000. Any outstanding borrowings under the two Revolver Loans are due on November 6, 2003 and May 31, 2005, respectively. Borrowings under the HQ Credit Facility bear interest ranging from LIBOR (one-month LIBOR was approximately 1.12% at June 30, 2003) plus 3.25% to 4.0% for one, three or nine-month periods at the election of HQ or prime (4.22% at June 30, 2003) plus 2.25% to 3.00%. The weighted average interest rate on borrowings under the Term Loans and the Revolver Loans at June 30, 2003, were approximately 5.9% and 6.0%, respectively. A commitment fee of 1/2 of 1.0% per annum is payable on the unused portion of the HQ Credit Facility.

HQ's lending institutions have an assignment of leases and rents associated with HQ's business centers and certain preferred security interests to collateralize the borrowings under the HQ Credit Facility.

The stated maturities of borrowings outstanding under the HQ Credit Facility subsequent to June 30, 2003 are as follows (in thousands):

                      TWELVE MONTHS ENDED          AMOUNT
                           JUNE 30,
                  ---------------------------     --------
                  2003 and arrears...........     $ 69,619
                  2004.......................       58,976
                  2005.......................      100,012
                                                  --------
                  Total......................     $228,607
                                                  ========

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2003
                                  (UNAUDITED)

MEZZANINE LOAN/UNSECURED DEBT

On May 31, 2000, HQ entered into a Senior Subordinated Credit Facility (the "Bridge Loan") in the amount of $125.0 million. The Bridge Loan carried an interest rate of LIBOR plus 6.5% and was to mature on May 31, 2007. On August 11, 2000, HQ replaced the Bridge Loan with a $125.0 million Note and Warrant Purchase Agreement (the "Mezzanine Loan"). The Mezzanine Loan bears interest at 13.5% per annum and matures on May 31, 2007. The entire balance was outstanding at June 30, 2003 and December 31, 2002.

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

In addition to not complying with certain financial covenants, in September 2001, HQ defaulted on its principal payments due under the HQ Credit Facility and, in February 2002, commenced defaulting on interest payments. As a result of entering into forbearance agreements, additional borrowings under the HQ Credit Facility were permitted from September 30, 2001 to February 14, 2002. Due to these defaults, outstanding borrowings are reflected as a current liability as of June 30, 2003 and December 31, 2002.

HQ also has defaulted on the interest payments on the Mezzanine Loan beginning September 30, 2001. As a result of these defaults and non-compliance with financial covenants, the Mezzanine Loan has been classified as a current liability as of June 30, 2003 and December 31, 2002.

HQ is in compliance with its financial covenants for 2003 as set forth in the subsequent amendments to the Debtor-in-Possession facility.

FRONTLINE BANK CREDIT FACILITY

On September 11, 2000, FrontLine entered into a $25.0 million line of credit agreement (the "FrontLine Bank Credit Facility"). Borrowings under the FrontLine Bank Credit Facility are secured by a 20.51% common ownership interest in shares of HQ Global and bear interest, at the election of FrontLine, at the Prime rate plus 5%. Any outstanding borrowings under the FrontLine Bank Credit Facility were originally due on March 11, 2001. In January 2001, FrontLine exercised its option to extend the maturity date until June 11, 2001. In May 2001, the Company further extended the maturity date to September 11, 2001. In September 2001, the Company further extended the maturity date to October 25, 2001. Since the entire outstanding balance of $25.0 million and accrued interest was not repaid at this time, FrontLine became in default. Such amount is classified as a current liability in the accompanying Consolidated Balance Sheet. The weighted average interest rate of the outstanding borrowings at such date was 7.66%.

Any restructuring of the Company's indebtedness may result in significant dilution to holders of the Company's common stock or the elimination of their interest.

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2003
                                  (UNAUDITED)

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

The Preferred Equity Facility is comprised of a series of redeemable convertible preferred securities (the "Series B Preferred Stock"). The holders have consent rights for certain significant transactions, including the incurrence of additional debt by the Company or HQ, the issuance of equity securities senior to, or on a parity with, the Series B Preferred Stock or the issuance by HQ of preferred stock. These securities also contain certain covenants relating to HQ. In addition, the securities include a redemption premium of 27.5%. Since the securities were not redeemed prior to December 13, 2001, the securities (including the amount of the redemption premium) have become convertible at the holder's option into FrontLine common stock at the initial rate of $13.3875 per share, the preferred stock has become a voting security on an "as-converted" basis, and quarterly dividends have become payable from the date of initial issuance at the annual rate of 9.25%. Securities have a mandatory redemption requirement at a 27.5% premium, which has been triggered as a result of uncured events of default. Accordingly, the securities are classified as "Redeemable convertible preferred stock" in the accompanying consolidated balance sheet at June 30, 2003.

The initial net proceeds of the securities are being accreted to the mandatory redemption price of 127.5% of face value over the five-year period through the mandatory redemption date.

At June 30, 2003, the Company did not pay the dividend that was payable at that time and accordingly is in default. The Company is in arrears with regard to the payment of dividends on its Series A and Series B Preferred Stock.

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

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2003
                                  (UNAUDITED)

8.       LONG-TERM INCENTIVE PLAN

In March 2000, the Compensation Committee of the Board of Directors adopted a long-term incentive plan (the "LTIP"). The terms of the LTIP are described in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. In April 2000, FrontLine paid advances aggregating $2.8 million on future payments under the long-term incentive plan to its four executive officers at that date. During the three months ended September 30, 2001, $1.8 million of these advances were forgiven as a result of the termination of three of these executives. Including related income tax accruals, the resulting expenses relating to the forgiveness of the advances to these three executives was $2.8 million in the twelve months ended December 31, 2001.

The Company is continuing to amortize the remaining $1.0 million and related tax payments through April 2007, the end of the required service period, for the remaining executive officer who is still employed with the Company. During the three and six months ended June 30, 2003 and 2002, $0.1 million of amortization related to the LTIP was recorded.

9.       REORGANIZATION COSTS

HQ

In 2002, HQ recorded $8.5 million of professional services costs associated with the Chapter 11 proceeding and a $24.7 million non-cash charge associated with the write-off of deferred financing costs associated with the Mezzanine Loan.

In 2003, HQ has recorded an additional $7.7 million of professional services costs associated with the Chapter 11 proceeding and a $6.4 million non-cash charge for the write-off of the remaining balance of deferred financing costs associated with the senior secured debt.

The following table summarizes the accrued charges related to reorganization (in thousands):

                                                Write off of
                                                 Deferred
                                 Professional    Financing
                                     Costs     Costs non-cash     Total
                                 ------------  --------------   ---------
2002 charges                      $  8,464       $ 24,722       $ 33,186
Non-cash reduction                      --        (24,722)       (24,722)
Cash expenditures                   (5,024)            --         (5,024)
                                  --------       --------       --------
Balance at December 31, 2002         3,440             --          3,440
First quarter 2003 charges           3,126             --          3,126
Cash expenditures                   (3,048)            --         (3,048)
                                  --------       --------       --------
Balance at March 31, 2003            3,518             --          3,518
Second quarter 2003 charges          4,558          6,400         10,958
Non-cash reduction                      --         (6,400)        (6,400)
Cash expenditures                   (3,681)            --         (3,681)
                                  --------       --------       --------
Balance at June 30, 2003          $  4,395       $     --       $  4,395
                                  ========       ========       ========

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2003
                                  (UNAUDITED)

FRONTLINE

FrontLine has incurred approximately $0.1 million of reorganization costs, during each of the six-month periods ended June 30, 2003 and 2002.

10.      RESTRUCTURING

HQ

In 2002, HQ recorded a restructuring charge of $29.4 million related to additional planned center closures and employee severance. During the twelve months ended December 31, 2002, various landlords drew down $10.9 million of letters of credit, which reduced the estimated liability related to center closures.

In 2003, HQ recorded $1.2 million in severance costs and $12.4 million related to additional center closures. The non-cash credits in lease costs for the second quarter of 2003 relate to the assumption of renegotiated leases.

The following table summarizes the accrued charges related to restructuring (in thousands):

                                                                        Professional
                                                            Lease         Services
                                           Severance        Costs           Costs        Total
                                           ---------      --------      ------------    ---------
Balance at January 1, 2002                 $  2,695       $ 46,979       $  1,893       $ 51,567
2002 charges                                  1,105         28,267             --         29,372
Cash expenditures                              (957)       (14,241)        (1,893)       (17,091)
                                           --------       --------       --------       --------
Balance at December 31, 2002                  2,843         61,005             --         63,848
First quarter 2003 charges                      295         17,881             --         18,176
Cash expenditures                                --           (199)            --           (199)
                                           --------       --------       --------       --------
Balance at March 31, 2003                     3,138         78,687             --         81,825
Second quarter 2003 charges (credits)           867         (4,089)            --         (3,222)
Revision of prior estimate                       --         (1,439)                       (1,439)
Non-cash credits                                             5,886             --          5,886
Cash expenditures                              (260)        (1,037)            --         (1,297)
                                           --------       --------       --------       --------
Balance at June 30, 2003                   $  3,745       $ 78,008       $     --       $ 81,753
                                           ========       ========       ========       ========

FRONTLINE

On October 18, 2000, FrontLine announced a restructuring of its strategic plan, the steps under which are collectively referred to herein as the Restructuring (see Note 1). In connection with the Restructuring, FrontLine terminated approximately 90% of its headquarters personnel, which has occurred during a transition period through the first quarter of 2002. As a result of this Restructuring, FrontLine has recognized cash and non-cash restructuring charges of $0.1 million during the three and six months ended June 30, 2003, and $0.1 and $0.3 million during the three-month and six-month periods ended June 30, 2002, respectively.

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2003
                                  (UNAUDITED)

The restructuring costs recognized during 2003 consist entirely of LTIP amortization for the remaining officer.

The restructuring costs recognized during the first and second quarters of 2002 consist principally of professional fees and other expenses.

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

HQ is a tenant under several leases with Reckson Associates and affiliates. For the six months ended June 30, 2003, HQ made payments of $1.9 million for rent, construction and other charges under such leases.

HQ is a tenant under several leases with EOP and affiliates of EOP, which are affiliated with EOP Operating Limited Partnership, a purchaser of HQ's Series A Preferred Stock in conjunction with the HQ Merger. For the six months ended June 30, 2003, HQ made payments of $8.9 million for rent and other charges under such leases.

HQ is a tenant under several leases with CarrAmerica and affiliates of CarrAmerica, who received shares of HQ's Voting Common Stock and Nonvoting Common Stock in conjunction with the HQ Merger. For the six months ended June 30, 2003, HQ made payments of $0.6 million for rent and other charges under such leases.

FRONTLINE

The Company has a credit facility with Reckson Operating Partnership, L.P. ("Reckson") in the amount of $100 million (the "FrontLine Facility"). Reckson has advanced the Company $93.4 million at June 30, 2003 under the FrontLine Facility.

Additionally, Reckson Strategic has a $100 million commitment from Reckson to fund its investment activities (the "Reckson Strategic Facility"). Draws on the Reckson Strategic Facility occur either in the form of loans to FrontLine (the "Reckson Strategic Facility" and, collectively with the FrontLine Facility, the "Credit Facilities") under terms similar to the FrontLine Facility or whereby Reckson makes direct investments with Reckson Strategic in joint ventures. As of June 30, 2003, Reckson has advanced FrontLine $49.3 million under the Reckson Strategic Facility. The aggregate principal amount outstanding and due Reckson at June 30, 2003 under both credit facilities was $142.7 million. Interest accrued on these facilities at June 30, 2003, was $46.7 million. Both of the FrontLine and Reckson Strategic Facilities expired in June 2003.

On March 28, 2001, the Company's Board of Directors approved amendments to the Credit Facilities pursuant to which (i) interest is payable only at maturity and
(ii) Reckson may transfer all or any portion of its rights or obligations under the Credit Facilities to its affiliates. In addition, the Reckson Strategic Facility was amended to increase the amount available thereunder to up to $110 million. Reckson has advanced approximately $59.8 million under the Reckson Strategic Facility to fund additional Reckson

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2003
                                  (UNAUDITED)

Strategic-controlled joint ventures through June 30, 2003. There is no remaining availability under the Credit Facilities. At June 30, 2003, as a result of the Company's failure to pay the principal and interest due upon maturity on the FrontLine Bank Credit Facility, an event of default has occurred upon the Credit Facilities with Reckson. As a result of the default under the Credit Facilities, interest borrowings currently bear interest at 14.62% per annum.

The Company is entitled to a cumulative annual management fee of $2 million with respect to Reckson Strategic, of which $1.5 million is subordinate to UBS Real Estate receiving an annual minimum rate of return of 16% and a return of its capital. The non-subordinated portion of the fee for each of the three months ended June 30, 2003 and 2002 was approximately $0.1 million.

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

On September 9, 2002, HQ Global Workplaces, Inc. filed an adversary proceeding in the Delaware Bankruptcy Court seeking to subordinate, pursuant to Section 510(b) of the Bankruptcy Code, the claims of Messrs. Kaidanow and Arcoro on the basis that the claims arose from the purchase or sale of an equity security. This adversary proceeding remains pending before the Delaware Bankruptcy Court.

On or about October 3, 2001, Burgess Services, LLC ("Burgess Services"), Dominion Venture Group, LLC ("Dominion Venture Group") and certain affiliated parties commenced an action in Oklahoma State

                    FRONTLINE CAPITAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2003
                                  (UNAUDITED)

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

In April 2000, the Company entered into an office lease which expires in December 2010. In January 2001, the Company assigned the lease to HQ. The lease assignment did not relieve the Company of any of its obligations under the terms of this lease. At June 30, 2003, HQ was past due on $0.9 million of rent. The landlord has drawn the full letter on credit of $2.8 million. Of the $57.6 million HQ restructuring charge recorded in 2001, a $4.8 million accrual applicable to this lease was recorded as an estimate for the cost of terminating this lease. If the ultimate cost of terminating this lease exceeds the outstanding letter of credit, then additional cash may need to be paid by either HQ or the Company. Since HQ is currently in bankruptcy, the landlord is likely to seek to recover any further damages from FrontLine. As of June 30, 2003, the remaining lease commitment was $23.4 million.

The Company also has potential liability under its indemnification of CarrAmerica for liabilities of Carr America under its guarantees relating to four HQ leases. In conjunction with the HQ Merger, FrontLine agreed to indemnify CarrAmerica for its guarantees of certain HQ leases. As of June 30, 2003, the remaining lease commitments in excess of the existing letter of credit were $26.3 million. Subsequent to June 30, 2003, HQ assumed one lease with a provision in that assumption to reduce the guaranty by $10.6 million.

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

IMPAIRMENTS OF OWNERSHIP INTERESTS AND ADVANCES TO UNCONSOLIDATED COMPANIES

The Company continually evaluates the carrying value of its ownership interests in and advances to each of its investments in unconsolidated companies for possible impairment based on achievement of business plan objectives and milestones, the value of each ownership interest in the unconsolidated company relative to carrying value, the financial condition and prospects of the company and other relevant factors. The fair value of the Company's ownership interests in and advances to privately held companies is generally determined based on the value at which independent third parties have invested or have committed to invest in the companies. The Company recorded a $25.7 million charge during the year ended December 31, 2000 to recognize impairment charges to reduce the carrying value of its investments in certain unconsolidated companies. In recognition of continuing difficult capital market conditions and operating performance of these ownership interests, the Company recorded an additional impairment charge of $32.9 million during the year ended December 31, 2001. Of the $32.9 million charge, $20.0 million related to Reckson Strategic Venture Partners, LLC ("Reckson Strategic"). See Note 4 for further discussion. As of June 30, 2003, the Company determined that no additional impairment charge was necessary.

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

Assets to be disposed of are reported at the lower of the carrying amount or estimated fair value less costs to sell. Accordingly, the Company recorded impairment charges of $4.7 million and zero related to the closure of centers pursuant to restructurings during the three and six-month periods ended June 30, 2003 and 2002, respectively.

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

HQ

All of FrontLine's operating revenues and operating expenses for the three and six months ended June 30, 2003 and 2002 were attributable to HQ. The following is a discussion of HQ's results of operations for such periods.

RESULTS OF CONTINUING OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003 AND 2002

Revenues. Total business center revenues for the three-month period ended June 30, 2003 were $70.3 million, representing a decrease in 2003 of $13.2 million, or 15.8%, compared to 2002.

Business centers with three months of activity for both periods under comparison ("Same Centers") had revenues for the three-month period ended June 30, 2003 and 2002 of $69.4 million and $66.3 million, respectively, representing an increase in 2003 of $3.1 million, or 4.7%, compared with 2002. The increase in revenues in 2003 is attributable to an increase in utilization of services per occupant.

Business centers that were closed subsequent to April 1, 2002 ("Closed Centers") had revenues for the three-month period ended June 30, 2003 and 2002 of $0.8 million and $17.3 million, respectively. Subsequent to April 1, 2002, the Company has ceased operations in approximately 70 business centers.

Business centers opened subsequent to April 1, 2002 ("Development Centers") had revenues for the three months ended June 30, 2003 and 2002 of $0.2 million and zero, respectively.

Expenses. Total business center expenses for the three-month period ended June 30, 2003 were $58.0 million, representing a decrease of $16.4 million, or 22.0%, from the three-month period ended June 30, 2002.

Business centers with three months of activity for both periods under comparison ("Same Centers") had expenses for the three-month period ended June 30, 2003 and 2002 of $57.0 million and $56.8 million, respectively, representing an increase in 2003 of $0.2 million, or 0.3%, compared with 2002. The increase is attributable to an increase in center general and administrative costs offset by favorable lease renegotiations.

Business centers that were closed subsequent to April 1, 2002 ("Closed Centers") had expenses for the three-month period ended June 30, 2003 and 2002 of $1.0 million and $17.6 million, respectively.

Business centers opened subsequent to April 1, 2002 ("Development Centers") had expenses for the three months ended June 30, 2003 and 2002 of $72 thousand and zero, respectively.

Business Center Operating Income ("BCOI"). For the three-month period ended June 30, 2003, BCOI was $12.3 million as compared with $8.8 million for three-month period ended June 30, 2002. The BCOI as a percentage of total revenues ("BCOI Margin") was 17.5% for the three months ended June 30, 2003 as compared to 10.5% for 2002. The increase in BCOI Margin is primarily attributable to the closure of unprofitable centers and assumption of existing leases at more favorable terms.

Same Center BCOI was $12.4 million and $9.4 million for the three-month periods ended June 30, 2003 and 2002, respectively, representing an increase in 2003 of $3.0 million from 2002. The BCOI Margin from Same Centers for the three-month period ended June 30, 2003 was 17.9% as compared with 14.2% in the corresponding period in 2002.

Closed Center BCOI was negative $0.2 million and negative $0.3 million for the three-month periods ended June 30, 2003 and 2002, respectively.

Development Center BCOI was a $0.1 million and zero, for the three months ended June 30, 2003 and 2002, respectively.

Corporate General and Administrative Expenses. For the three- month periods ended June 30, 2003 and 2002, corporate general and administrative expenses were $7.7 million and $9.5 million, respectively. Such expenses were 10.9% and 11.4%, respectively, of total revenue.

Reorganization Charges. For the three-month periods ended June 30, 2003 and 2002, reorganization charges associated with HQ's bankruptcy filing were $11.0 million and $4.4 million, respectively. For the period ended June 30, 2003, reorganization charges consisted of $4.6 million of professional fees and a $6.4 million non-cash charge for the write-off of the remaining balance of deferred financing costs associated with the senior secured debt. For the period ended June 30, 2002, reorganization charges consisted of professional fees.

Restructuring Charges. For the three months ended June 30, 2003 and 2002, restructuring charges were a negative $4.7 million and $7.2 million, respectively. For the periods ended June 30, 2003 and 2002, restructuring charges consist of center closure and employee severance costs. The non-cash reduction in Lease Costs for the second quarter of 2003 relates to the assumption of renegotiated leases.

Depreciation and Amortization. For the three-month periods ended June 30, 2003 and 2002, depreciation and amortization expenses were $9.2 million and $10.6 million, respectively. The decrease in depreciation and amortization is attributable to the reduced carrying value of intangible and fixed assets due to impairment charges recorded.

Interest Expense. For the three-month periods ended June 30, 2003 and 2002, net interest expense was $3.5 million and $5.1 million, respectively. The decrease in interest expense is due to ceasing to accrue interest on the senior secured debt after May 28, 2003, the date of filing of HQ's Plan of Reorganization and Disclosure Statement, and lower interest rates.

DISCONTINUED OPERATIONS

Income From Discontinued Operations. For the three-month period ended June 30, 2003, income from discontinued operations was zero, as compared to a gain of $2.9 million for the three-month period ended June 30, 2002. The period ended June 30, 2002 includes a gain of $5.4 million, resulting from the sale of certain assets of the discontinued operation in the United Kingdom for an amount in excess of their previously estimated net realizable values. Excluding this gain, loss from discontinued operations was $2.5 million for the three month ended June 30, 2002.

As indicated in Note 3 to the financial statements, the Company has entered into an agreement to sell substantially all of the assets in the United Kingdom.

RESULTS OF CONTINUING OPERATIONS

SIX MONTHS ENDED JUNE 30, 2003, COMPARED WITH SIX MONTHS ENDED JUNE 30, 2002

REVENUES. Total business center revenues for the six months ended June 30, 2003 were $144.1 million, representing a decrease of $27.9 million, or 16.2%, from the six months ended June 30, 2002.

Business centers with six months of activity for both periods under comparison ("Same Centers") had revenues for the six months ended June 30, 2003 and 2002 of $135.6 million and $135.2 million, respectively, representing an increase in 2003 of $0.4 million, or 0.3%, compared with 2002.

Business centers that were closed subsequent to January 1, 2002 ("Closed Centers") had revenues for the six months ended June 30, 2003 and 2002 of $8.1 million and $36.8 million, respectively. Subsequent to January 1, 2002, the Company has ceased operations in approximately 80 business centers.

Business centers opened subsequent to January 1, 2002 ("Development Centers") had revenues for the six months ended June 30, 2003 and 2002 of $0.4 million and zero, respectively.

EXPENSES. Total business center expenses for the six months ended June 30, 2003 were $122.3 million, representing a decrease of $30.9 million, or 20.2%, from the six months ended June 30, 2002.

Business centers with six months of activity for both periods under comparison ("Same Centers") had expenses for the six months ended June 30, 2003 and 2002 of $113.4 million and $115.7 million, respectively, representing a decrease in 2003 of $2.3 million, or 2.0%, compared with 2002. The decrease is attributable to an increase in center general and administrative costs offset by favorable lease renegotiations.

Business centers that were closed subsequent to January 1, 2002 ("Closed Centers") had expenses for the six months ended June 30, 2003 and 2002 of $8.5 million and $37.5 million, respectively. Subsequent to January 1, 2002, the Company has ceased operations in approximately 80 business locations.

Business centers opened subsequent to January 1, 2002 ("Development Centers") had expenses for the six months ended June 30, 2003 and 2002 of $0.4 million and zero, respectively.

Business Center Operating Income ("BCOI"). For the six months ended June 30, 2003, BCOI was $21.8 million as compared with $18.8 million for 2002. The BCOI as a percentage of total revenues ("BCOI Margin") was 15.1% for the six months ended June 30, 2003 as compared to 10.9% for 2002. The increase in BCOI Margin can be primarily attributed to the closure of unprofitable centers and assumption of existing leases at more favorable terms.

Same Center BCOI was $22.2 million and $19.6 million for the six months ended June 30, 2003 and 2002, respectively, representing an increase in 2003 of $2.6 million from 2002. The BCOI Margin from Same Centers for the six months ended June 30, 2003 was 15.4% as compared with 11.4% in the corresponding six months in 2002.

Development Center BCOI was a negative 52 thousand and zero, for the six months ended June 30, 2003 and 2002, respectively.

Closed Center BCOI was negative $0.4 million and negative $0.7 million for the six months ended June 30, 2003 and 2002, respectively.

Corporate General and Administrative Expenses. For the six months ended June 30, 2003 and 2002, corporate general and administrative expenses were $16.5 million and $20.5 million, respectively. Corporate general and administrative expenses were 11.5% and 11.9%, respectively, of total revenue.

Reorganization Charges. For the six months ended June 30, 2003 and 2002, reorganization charges associated with HQ's bankruptcy filing were $14.1 million and $14.2 million, respectively. For the six months ended June 30, 2003, reorganization charges consisted of professional fees of $7.7 million and a $6.4 million non-cash charge for the write-off of the remaining balance of deferred financing costs associated with the senior secured debt. For the six months ended June 30, 2002, reorganization charges consisted of professional fees of $8.1 million and a write-off of $6.1 million of deferred financing costs associated with the Company's Mezzanine Loan.

Restructuring Charges. For the six months ended June 30, 2003 and 2002, restructuring charges were $13.5 million and $7.2 million, respectively. The charges related to center closure and employee severance costs.

Depreciation and Amortization. For the six months ended June 30, 2003 and 2002, depreciation and amortization expenses were $18.6 million and $21.3 million, respectively. The decrease in depreciation and amortization is attributable to the reduced carrying value of intangible and fixed assets due to impairment charges recorded.

Interest Expense. For the six months ended June 30, 2003 and 2002, net interest expense was $8.5 million and $13.9 million, respectively. The decrease in interest expense is due to ceasing to accrue interest on the Mezzanine Loan after March 13, 2002, the date of HQ's bankruptcy filing, ceasing to accrue interest on the senior secured debt after May 28, 2003, the date of filing of HQ's Plan of Reorganization and Disclosure Statement, and lower interest rates.

DISCONTINUED OPERATIONS

Income (Loss) from Discontinued Operations. For the six months ended June 30, 2003, income from discontinued operations was a loss of $27 thousand, as compared to $3.0 million gain for the six months ended June 30, 2002. The period ended June 30, 2002 includes a gain of $5.4 million, resulting from the sale of certain assets of the discontinued operation in the United Kingdom for an amount in excess of their previously estimated net realizable values. Excluding this gain, loss from discontinued operations was $2.4 million for the six months ended June 30, 2002.

As indicated in Note 3 to the financial statements, the Company has entered into an agreement to sell substantially all of the assets in the United Kingdom.

PARENT AND OTHER INTERESTS

THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

As a result of the Restructuring discussed in Note 10 of the Consolidated Financial Statements, FrontLine changed from a company that invested in early stage companies which leveraged the Internet, into one focused on highlighting the value of HQ.

The restructuring costs incurred in the three and six month periods ended June 30, 2003 and 2002, consisted principally of professional fees and other expenses. The reorganization costs incurred in the three and six month periods ended June 30, 2003 and 2002, consisted principally of legal fees. The amount of restructuring and reorganization costs have changed significantly between the periods.

FrontLine's general and administrative expenses were $0.4 million and $1.0 million during the three and six months periods ended June 30, 2003, respectively, consistent with the corresponding periods in 2002. These expense levels reflect the consistent reduced operations subsequent to the Restructuring and primarily relate to insurance expense.

Previous to 2003, a significant portion of FrontLine's net loss had been derived from companies in which it held minority ownership interests. The equity in net loss and impairment of unconsolidated companies was $1.0 million and $1.3 million for the three and six month periods ended June 30, 2002, respectively, all attributable to the equity in net loss of unconsolidated companies. In the 2003 periods, FrontLine has earned a $0.1 million management fee in each quarter and has not incurred any further equity in net loss of unconsolidated companies.

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

In connection with HQ's bankruptcy proceeding, HQ received a commitment for a $30.0 million credit facility ("Debtor-in-Possession Facility"), with borrowings permitted through December 31, 2002 in accordance with certain operating and liquidity covenants. HQ and its lenders have agreed to extend the Debtor-in-Possession Facility through and including September 30, 2003. Any borrowings, of which there have been none, will incur interest at Prime plus 3.0%.

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

On November 14, 2002, the Bankruptcy Court issued an order, which, among other things, extended the exclusive period during which only FrontLine may file a plan of reorganization through and including February 7, 2003. On March 24, 2003, the Bankruptcy Court issued an order which among other things, further extended the exclusive period during which only FrontLine may file a plan of reorganization through and including June 6, 2003. By order dated July 2, 2003, the Bankruptcy Court has further extended FrontLine's exclusive period through and including August 30, 2003. Confirmation of a plan of reorganization could materially change the amounts currently recorded in the financial statements. The financial statements do not give effect to any adjustment to the carrying value of assets, or amounts and classifications of liabilities that might be necessary as a consequence of this matter. The Company has the exclusive right to propose a plan of reorganization, which period may be extended further by the Bankruptcy Court.

By order dated March 31, 2003, the Bankruptcy Court authorized FrontLine to, among other things, in an attempt to resolve an ongoing dispute with the preferred members (a) perform its duties as a debtor-in-possession in connection with a wholly-owned subsidiary that is a managing member of a limited liability company, by negotiating and executing definitive documents consistent with the transactions detailed in the term sheets regarding the proposed restructuring of Reckson Strategic Venture Partners, LLC ("RSVP") and with respect to New World Realty, LLC annexed to such order (collectively, the "Transactions"); and (b) perform such actions and take all steps necessary to implement and consummate such Transactions. Pursuant to such authorization, on or about April 29, 2003, the Company and RSVP entered into agreements regarding the restructuring of RSVP's capital structure. In addition, RSVP entered into an agreement regarding the restructuring of its management arrangements.

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

In connection with the March 31, 2003 order and the Transactions, on August 12, 2003, the Bankruptcy Court authorized FrontLine to continue to perform its duties as a debtor in possession in connection with its wholly-owned subsidiary, RSI Fund Management, LLC ("RSIFM") and, specifically, to enter into and cause the performance of the transaction described in a term sheet with GMAC Commercial Mortgage Corporation ("GMACCM"), pursuant to which, inter alia, RSVP and others would obtain a mezzanine loan in an amount up to $60 million to partially fund the redemption of the preferred equity holders' interests in RSVP. The Bankruptcy Court's August 12, 2003 order also authorized FrontLine to, among other things, (a) amend RSIFM's operating agreement, as necessary, including to provide for (I) the restructuring of RSIFM as a bankruptcy-remote, special purpose entity, with at least one independent director, to the reasonable satisfaction of GMACCM, and/or (II) an independent manger; and (b) have two promissory notes from managing directors of RSVP Holdings, LLC, which notes aggregate approximately $2.8 million (together, the "Notes"), be hypothecated or pledged to GMACCM as collateral for the GMACCM transaction, either directly by FrontLine or after assignment of the Notes to RSIFM.

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

Historically, FrontLine has funded operations and investing activities through a combination of borrowings under various credit facilities, issuances of the Company's equity securities and sales of assets. Since the Restructuring, FrontLine's cash requirements have been substantially reduced. As of June 30, 2003, there is no remaining availability under any FrontLine credit facility.

The Company has a credit facility with Reckson in the amount of $100 million (the "FrontLine Facility"). Additionally, Reckson Strategic has a $100 million facility (the "Reckson Strategic Facility") with Reckson to fund Reckson Strategic investments. Note 11 to the consolidated financial statements summarizes the terms of the FrontLine Facility and Reckson Strategic Facility (collectively, the "Credit Facilities"). The Company had $93.4 million outstanding under the FrontLine Facility at June 30, 2003, and due to accrued interest, has no remaining availability. The Company had $49.3 million outstanding under the Reckson Strategic Facility at June 30, 2003. These borrowings were utilized to fund Reckson Strategic investments and its general operations. As long as there are outstanding amounts under the Credit Facilities, the Company is prohibited from paying dividends on shares of its common stock or, subject to certain exceptions, incurring additional debt. The Credit Facilities are subject to certain other covenants and prohibit advances thereunder to the extent the advances could, in Reckson's determination, endanger the status of Reckson Associates as a REIT. Under the Credit Facilities, additional indebtedness may be incurred by the Company's subsidiaries. The Credit Facilities also contain covenants prohibiting the Company from entering into any merger, consolidation or similar transaction and from selling all or any substantial part of its assets, or allowing any subsidiary to do so, unless approved by the lender. The Credit Facilities also provide for defaults thereunder in the event debt is accelerated under another of FrontLine's financing agreements. On March 28, 2001, the Company's Board of Directors approved amendments to the Credit Facilities pursuant to which (i) interest is payable only at maturity and (ii) Reckson may transfer all or any portion of its rights or obligations under the Credit Facilities to its affiliates. These changes were requested by Reckson as a result of changes in REIT tax laws. In addition, the Reckson Strategic Facility was amended to increase the amount available thereunder to up to $110 million (from $100 million).

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

FrontLine's operations do not require significant capital expenditures. There were no significant capital expenditure commitments as of June 30, 2003.

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

The Company had formed a committee of its Board of Directors, comprised solely of the independent directors of the Board, in order to address conflicts that may arise in connection with the Company's credit facilities with Reckson Operating Partnership. The committee had retained legal counsel in connection with its responsibilities. However, during the second quarter of 2003, all independent directors resigned from the Board and therefore this committee no longer exists.

In March 2002 Nasdaq, as a direct result of the HQ bankruptcy filing, delisted the Company's stock. The Company's common stock currently trades on the OTC Bulletin Board under the symbol FLCGQOB.

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

The following table sets forth FrontLine's obligations with respect to the Credit Facilities and the FrontLine Bank Credit Facility, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market valued at June 30, 2003 (in thousands, except rates).

                                    FOR THE YEAR ENDED DECEMBER 31,
                          ---------------------------------------------------
                            2003       2004       2005       2006       2007     THEREAFTER    TOTAL     FAIR VALUE
                          --------   --------   --------   --------   --------   ----------   --------   -----------
Variable rate..........   $214,464         --         --         --         --          --    $214,464     $214,464
Average interest
rate...................      11.95%        --         --         --         --          --       11.95%          --

Equity Market Risk

FrontLine faces equity market risk in its ownership interests in its unconsolidated companies. During the year ended December 31, 2001, FrontLine recognized impairment charges to reflect decreased valuations for certain of its investments as a result of unfavorable market conditions and other factors (see
Note 4 to the accompanying consolidated financial statements for further discussion). As a result of such impairment charges, along with the recognition of FrontLine's equity in the net losses of certain ownership interests, the carrying value of FrontLine's ownership interests in and advances to unconsolidated companies, at June 30, 2003 was $12.4 million, approximately 8.4% of total assets, thereby mitigating FrontLine's future equity market risk related to these interests.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Registrant's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Registrant's disclosure controls and procedures (as defined in Rule 13a-15 and 15d-15 under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures were adequate to ensure that information required to be disclosed by the Registrant in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There were no significant changes in the Registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

On September 9, 2002, HQ Global Workplaces, Inc. filed an adversary proceeding in the Delaware Bankruptcy Court seeking to subordinate, pursuant to Section 510(b) of the Bankruptcy Code, the claims of Messrs. Kaidanow and Arcoro on the basis that the claims arose from the purchase or sale of an equity security. This adversary proceeding remains pending before the Delaware Bankruptcy Court.

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

The Company also has potential liability under its indemnification of CarrAmerica for liabilities of Carr America under its guarantees relating to four HQ leases. In conjunction with the HQ Merger pursuant to the terms of a stockholders agreement, FrontLine agreed to indemnify CarrAmerica for its guarantees of certain HQ leases. As of June 30, 2003, the remaining lease commitments in excess of the existing letter of credit was $26.3 million.

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

Item 4.  Submission of Matters to a Vote of Securities Holders--None

Item 5.  Other Information--None

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

31.1 Certification of Scott H. Rechler, President and Chief Executive Officer of the Registrant, pursuant to Rule 13a-14(a)/15(d)-14(a)

31.2 Certification of James D. Burnham, Chief Financial Officer and Treasurer of the Registrant, pursuant to Rule 13a-14(a)/15(d)-14(a)

32.1 Certification of Scott H. Rechler, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of James D. Burnham, Chief Financial Officer and Treasurer, pursuant to 18 U.S.C. section 1350, as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002

(b) During the three months ended June 30, 2003, the Registrant filed the following reports:

On April 15, 2003, the Registrant submitted an Annual Report on Form 10-K to report financial results for the year ended December 31, 2002.

On May 20, 2003, the Registrant submitted a Quarterly Report on Form 10-Q to report financial results for the quarter ended March 31, 2003.

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


Date: August 19, 2003